Form 10QSB
period 2002-09-30
ALLIANCE BANKSHARES CORP
filed 2002-11-14
CIK 1181001

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-49976

ALLIANCE BANKSHARES CORPORATION
(Name of Small Business Issuer in its charter)

Virginia	46-0488111
(State or other jurisdiction of	(IRS employer identification no.)
incorporation or organization)

12735 Shops Lane
Fairfax, Virginia	22033
(Address of principal executive offices)	(Zip Code)

(703) 631-6411
 (Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X   No  ____

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practical date.

Class	Outstanding at November 12, 2002

Common Stock, par value $4.00	2,115,102 shares

Transitional small business disclosure format: Yes   ___  No    X

ALLIANCE BANKSHARES CORPORATION

INDEX
Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	1
Consolidated Statements of Condition at September 30, 2002, December 31, 2001 and
September 30, 2001 (Unaudited)	1
Consolidated Statements of Operations for the three months ended September 30, 2002
and 2001 (Unaudited)	2
Consolidated Statements of Operations for the nine months ended September 30, 2002
and 2001 (Unaudited)	3
Consolidated Statements of Changes in Stockholders’ Equity for the nine months
ended September 30, 2002 and 2001 (Unaudited)	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2002
and 2001 (Unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	9
Item 3. Controls and Procedures	20

PART II OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 6. Exhibits and Reports on Form 8-K	23

SIGNATURES	25

CERTIFICATIONS	26

Part I.     FINANCIAL INFORMATION
Item 1.    Financial Statements
Alliance Bankshares Corporation
Consolidated Statements of Condition
September 30, 2002, December 31, 2001 and September 30, 2001
(Dollars in thousands)

	September 30,	December 31,	September 30,
	2002	2001	2001

	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$24,354	$8,265	$11,969
Federal funds sold	30,159	10,614	17,270
Investment securities available-for-sale, at fair value	101,637	61,446	43,967
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	26,692	9,935	2,572
Loans, net of discount	69,943	52,927	51,840
less: allowance for loan losses	(910)	(610)	(570)

Loans, net	69,033	52,317	51,270
Premises and equipment, net	926	718	487
Accrued interest and other assets	1,702	1,425	746

TOTAL ASSETS	$254,603	$144,820	$128,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Non-interest bearing deposits	$106,536	$56,997	$40,440
Savings and NOW deposits	15,200	9,910	8,431
Money market deposits	16,122	12,517	12,522
Other time deposits	64,443	28,178	35,390

Total deposits	202,301	107,602	96,783
Repurchase agreements, federal funds purchased and other borrowings	23,054	12,215	12,011
Federal home loan bank advances	10,500	10,500	10,500
Other liabilities	1,673	782	812
Commitments and contingent liabilities	—	—	—

Total liabilities	237,528	131,099	120,106

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 5,000,000 shares
authorized; 2,115,102, 2,115,102 and 835,063 shares issued and outstanding at
September 30, 2002, December 31, 2001 and September 30, 2001 respectively	8,460	8,460	3,340
Capital surplus	5,770	5,770	4,914
Retained earnings (deficit)	1,578	(18)	(282)
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	1,267	(491)	303
Total stockholders’ equity	17,075	13,721	8,275

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$254,603	$144,820	$128,381

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended September 30, 2002 and 2001
(Dollars in thousands, except for per share data)

	2002	2001

INTEREST INCOME:
Loans	$1,459	$998
Investment securities	1,173	591
Federal funds sold	80	83

Total interest income	2,712	1,672
INTEREST EXPENSE:
Savings and NOW deposits	54	43
Other time deposits	462	451
Money market deposits	102	112
Purchased funds	303	163

Total interest expense	921	769

Net interest income	1,791	903
Provision for loan losses	150	60

Net interest income after provision for loan losses	1,641	843
OTHER INCOME:
Loan fees	11	15
Deposit account service charges	28	22
Gain on loan sales	1,174	145
Gains on sale of available-for-sale securities	577	59
Other operating income	34	26

Total other income	1,824	267

OTHER EXPENSES:
Salaries and employee benefits	1,286	416
Occupancy expense	131	58
Equipment expense	90	63
Operating expenses	760	362

Total other expenses	2,267	899

INCOME BEFORE INCOME TAXES	1,198	211
Income tax expense	322	—

NET INCOME	$876	$211

Net income per common share, basic	$0.41	$0.17

Net income per common share, diluted	$0.40	$0.16

Weighted average number of shares, basic	2,115,102	1,252,602

Weighted average number of shares, diluted	2,197,291	1,277,802

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands, except for per share data)

	2002	2001

INTEREST INCOME:
Loans	$3,722	$2,890
Investment securities	3,137	1,426
Federal funds sold	157	265

Total interest income	7,016	4,581
INTEREST EXPENSE:
Savings and NOW deposits	147	146
Other time deposits	1,152	1,222
Money market deposits	271	262
Purchased funds	898	468

Total interest expense	2,468	2,098

Net interest income	4,548	2,483
Provision for loan losses	321	140

Net interest income after
provision for loan losses	4,227	2,343
OTHER INCOME:
Loan fees	41	37
Deposit account service charges	79	61
Gain on loan sales	2,275	145
Gains on sale of available-for-sale securities	762	74
Other operating income	98	111

Total other income	3,255	428

OTHER EXPENSES:
Salaries and employee benefits	2,899	996
Occupancy expense	338	143
Equipment expense	246	173
Operating expenses	1,866	960

Total other expenses	5,349	2,272

INCOME BEFORE INCOME TAXES	2,133	499

Income tax expense	537	—

NET INCOME	$1,596	$499

Net income per common share, basic	$0.75	$0.40

Net income per common share, diluted	$0.73	$0.39

Weighted average number of shares, basic	2,115,102	1,249,595

Weighted average number of shares, diluted	2,176,949	1,275,677

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands, except for per share data)

				Accumulated		Total
			Retained	other		stock-
	Common	Capital	earnings	comprehensive	Comprehensive	holders’
	Stock	Surplus	(deficit)	income (loss)	income (loss)	equity

BALANCE, DECEMBER 31, 2000	$3,328	$4,896	$(781)	$(104)		$7,339
Issuance of Common Stock	12	18				30
COMPREHENSIVE INCOME:
Net income	—	—	499	—	$499	499
Other comprehensive income,
unrealized holding gains on securities
available-for-sale	—	—	—	—	481
Less: reclassification adjustment	—	—	—	—	(74)

Other comprehensive income	—	—	—	407	407	407

Total comprehensive income	—	—	—	—	$906

BALANCE, September 30, 2001	$3,340	$4,914	$(282)	$303		$8,275

BALANCE, DECEMBER 31, 2001	$8,460	$5,770	$(18)	$(491)		$13,721
COMPREHENSIVE INCOME:
Net Income	—	—	1,596	—	$1,596	1,596
Other comprehensive income, net of tax,
unrealized holding gains on securities
available-for-sale, net of tax of $646	—	—	—	—	2,261
Less: reclassification adjustment, net
of taxes of $259	—	—	—	—	(503)

Other comprehensive income, net of tax	—	—	—	1,758	1,758	1,758

Total comprehensive income	—	—	—	—	$3,354

BALANCE, September 30, 2002	$8,460	$5,770	$1,578	$1,267		$17,075

See Notes to Unaudited Consolidated Financial Statements

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,596	$499
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation, amortization and accretion	241	121
Provision for loan losses	321	140
Origination of loans held for sale	(98,768)	—
Proceeds from loans held for sale	82,011	(2,572)
Gain on sale of securities available-for-sale	(762)	—
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(136)	92
Other liabilities	891	228

Net cash used in operating activities	(14,606)	(1,492)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net change in federal funds sold	(19,545)	(9,100)
Purchase of investment securities available-for-sale	(98,266)	(55,275)
Proceeds from sale of available-for-sale securities	54,141	26,785
Paydowns on securities available-for-sale	6,292	—
Net increase in loans	(17,016)	(11,066)
Purchase of premises and equipment	(449)	(179)

Net cash used in investing activities	(74,843)	(48,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Non-interest bearing deposits	49,539	20,865
Net Increase in Savings and NOW deposits	5,290	3,757
Net Increase in Money market deposits	3,605	6,413
Net Increase in Other time deposits	36,265	12,012
Net Increase in Repurchase agreements, federal funds purchased
and other borrowings	10,839	6,139
Net Increase in FHLB Advances	—	8,500
Issuance of Common Stock	—	30

Net cash provided by financing activities	105,538	57,716

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,089	7,389
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,265	4,580

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,354	$11,969

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

1. General

     On August 16, 2002, pursuant to an Agreement and Plan of Reorganization dated May 22, 2002 (the “Agreement”) between Alliance Bankshares Corporation (“Bankshares”) and Alliance Bank Corporation (the “Bank”), and approved by the shareholders of the Bank at an annual meeting held on July 30, 2002, the shareholders of the Bank exchanged their common stock for common stock of Bankshares On the same date, the reorganization was completed and the Bank became a wholly owned subsidiary of Bankshares. The 2,115,102 shares of common stock of the Registrant issued in connection with the reorganization were exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3(a)(12) of the Act.

     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares, the Bank and Alliance Home Funding, LLC, a wholly owned subsidiary of the Bank, on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of September 30, 2002 and September 30, 2001, and the results of operations and cash flows for the nine months ended September 30, 2002 and 2001. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in the Bank’s 2001 Annual Report on Form 10-KSB filed with the Board of Governors of the Federal Reserve System.

     Operating results for the nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of full year financial results.

2.	Investment Securities

     The following table sets forth a summary of the investment securities portfolio as of the periods indicated:

	Investment Securities

	September 30,		December 31,

	2002	2001	2001

		(Dollars in thousands)
Available For Sale Securities
US Government Agency Securities	$34,509	$8,229	$13,271
US Government Agency CMOs	7,888	16,959	15,464
US Government Agency MBS	33,157	13,558	19,043
Municipal Securities	24,645	3,163	11,586
Other Securities	55	1,324	1,129
FHLB & FRB Common Stock	1,383	734	953

Total Available For Sale Securities	$101,637	$43,967	$61,446

Held To Maturity Securities
Certificate of Deposit	$100	$100	$100

Total Held To Maturity Securities	$100	$100	$100

Total Investment Securities *	$101,737	$44,067	$61,546

     *AFS investments at market value; HTM investments at cost basis.

3.	Loans

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	September 30,				December 31,

	2002		2001		2001

	Amount	Percentage	Amount	Percentage	Amount	Percentage

		(Dollars in thousands)
Commercial	$20,229	28.9%	$18,892	36.5%	$12,073	22.8%
Commercial real estate	16,871	24.1%	10,830	20.9%	15,140	28.6%
Real estate construction	8,611	12.3%	5,520	10.7%	4,402	8.3%
Residential real estate	20,222	28.9%	13,495	26.0%	18,862	35.6%
Consumer	3,391	4.8%	2,610	5.0%	2,500	4.7%
Other	615	0.9%	531	1.0%	—	0.00%
Less: unearned discount & fees	4	0.1%	(38)	(0.1%)	(50)	(0.0%)

Total loans	$69,943	100.0%	$51,840	100.0%	$52,927	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Alliance Bankshares Corporation (“Bankshares”) was organized and incorporated under the laws of the Commonwealth of Virginia on May 22, 2002 to serve as the holding company for Alliance Bank Corporation (the “Bank”). On August 16, 2002, Bankshares issued shares of common stock in exchange for all outstanding shares of common stock of the Bank in a statutory share exchange transaction, pursuant to which the Bank became a wholly owned subsidiary of Bankshares. As a result of the share exchange transaction, Bankshares is the successor to the Bank. All transactions prior to August 16, 2002 included in the financial statements in this report reflect transactions of the Bank.

     The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bankshares, the Bank and Alliance Home Funding, LLC, a wholly owned subsidiary of the Bank, on a consolidated basis This discussion and analysis should be read in conjunction with Bankshares’ financial statements and accompanying notes included elsewhere in this report.

     All share amounts and dollar amounts per share with regard to Bankshares’ common stock have been adjusted in the following discussion to reflect the three-for-two stock dividend distributed on October 26, 2001.

Forward-Looking Statements

     Portions of the following discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-QSB may include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often contain words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify these statements by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this document are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;
•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, DC metropolitan region;
•	Changes in our ability to maintain and develop well-established and valued client relationships and referral source relationships;

•	Loss of key production personnel;
•	Competitive factors within the financial services industry; and
•	Changes in regulatory requirements and or restrictive banking legislation.

     Because of these and other uncertainties, our actual results and performance may be materially different from results indicated by these forward-looking statements. In addition, our past results of operations are not necessarily indicative of future performance.

     We caution you that the above list of important factors is not exclusive. The forward-looking statements contained in this report are made as of the date of this report, and we may not take steps to update these forward-looking statements to reflect the impact of any circumstances or events that arise after the date of this report.

Critical Accounting Policies

     There have been no changes in the critical accounting policies discussed in the Bank’s report on Form 10-KSB for the year ended December 31, 2001.

     Bankshares’ financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

     Because Bankshares has a relatively short operating history, historical trends do not provide sufficient information to judge the adequacy of the allowance for loan losses. Therefore, management considers industry trends and peer comparisons in addition to historical experience to evaluate the allowance for loan losses.

     Our allowance for loan losses has two basic components: the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on Bankshares’ calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, Bankshares does not separately identify individual consumer and residential loans for impairment.

     The unallocated allowance is used to estimate the loss of non-classified loans and loans identified for impairment testing for which no impairment was identified. These un-criticized loans are also segregated by loan type, and allowance factors are assigned by management based on (i) delinquencies, (ii) loss history, (iii) trends in volume and terms of loans, (iv) effects of changes in lending policy, (v) the experience and depth of the borrowers’ management, (vi) national and local economic trends, (vii) concentrations of credit, (viii) quality of loan review system and (ix) the effect of external factors (e.g., competition and regulatory requirements). The factors assigned differ by loan type. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in the formula allowance.

Overview

     For the three month period ending September 30, 2002, net income amounted to $876 thousand compared to $211 thousand for the same period in the prior year. The basic earnings per share were $.41 in the three months ending September 30, 2002 compared to the prior year earnings of $.17 per common share. The diluted earnings per share were $.40 in the three months ending September 30, 2002 compared to the prior year earnings of $.16 per common share.

     For the nine month period ending September 30, 2002, net income amounted to $1.6 million compared to $499 thousand for the same period in the prior year. The primary earnings per share were $.75 in the nine months ending September 30, 2002 compared to the prior year earnings of $.40 per common share. The diluted earnings per share were $.73 in the nine months ending September 30, 2002 compared to the prior year earnings of $.39 per common share.

     Return on average equity on an annualized basis during the three months ended September 30, 2002 increased to 22.09% compared to 10.96% for the same period in 2001. Return on average assets on an annualized basis for the three months ended September 30, 2002 was 1.67% compared to .79% for the same period of 2001.

     Return on average equity on an annualized basis during the nine months ended September 30, 2002 increased to 14.63% compared to 8.75% for the same period in 2001.

Return on average assets on an annualized basis for the nine months ended September 30, 2002 was 1.21% compared to .74% for the same period of 2001.

     Total assets amounted to $254.6 million as of September 30, 2002, a $109.8 million increase over the December 31, 2001 level of $144.8 million.

     As of September 30, 2002, total loans grew to $69.9 million compared to $52.9 million as of December 31, 2001. The loan portfolio was up 32.1% over the December 31, 2001 level. This growth is reflective of Bankshares’ maturing as well as the hiring of additional relationship officers in 2002.

     The allowance for loan losses was $910 thousand as of September 30, 2002 or 1.30% of loans outstanding compared to $610 thousand as of December 31, 2001 or 1.15% of outstanding loans. (The ratios exclude loans held for sale.) As noted earlier under the “Critical Accounting Policies,” peer analysis and industry trends are used as additional tools to evaluate the adequacy of the allowance for loan losses.

     Total deposits amounted to $202.3 million as of September 30, 2002, which represents an 88.0% increase from $107.6 million total deposits as of December 31, 2001. This growth is attributable to the business calling efforts of relationship officers, new branch locations and the use of brokered deposits to augment our natural deposit growth.

     Total stockholders’ equity was $17.1 million as of September 30, 2002 compared to the December 31, 2001 level of $13.7 million. Book value per common share was $8.07 as of September 30, 2002 compared to $6.49 as of December 31, 2001. The net unrealized gain on available-for-sale securities amounted to $1.3 million, net of tax as of September 30, 2002 compared to a net unrealized loss on available-for-sale securities of $491 thousand, net of tax as of December 31, 2001. The effects of the net unrealized gains on available-for-sale securities increased book value per share by $.60 as of September 30, 2002. This compares to a net reduction of book value per share of $.23 as of December 31, 2001 due to net unrealized loss on available-for-sale securities.

     Net interest margin was 3.87% for the three months ended September 30, 2002 as compared to 3.59% for the three months ended September 30, 2001. Net interest margin was 3.91% for the nine months ended September 30, 2002 as compared to 3.94% for the nine months ended September 30, 2001. In 2001, Bankshares’ net interest margin was impacted by the effects of the interest rate cuts promulgated by The Board of Governors of the Federal Reserve System. In late 2001 and into 2002, many of our funding sources repriced downward based upon the then in place interest rate environment; as a result we have seen a stable net interest margin in 2002, which compares favorably to prior year results.

     We are not aware of any current recommendations by any regulatory authorities, which, if implemented, would have a material effect on Bankshares’ liquidity, capital resources or results of operations.

Results of Operations

     Net Interest Income. Net interest income for the three months ended September 30, 2002 was $1.8 million compared to $903 thousand for the same period in 2001. This represents an increase of 98.3% over the net interest income earned in the same period in 2001. The growth in net interest income is directly attributable to the significant asset growth that has occurred. Since the fall of 2001, Bankshares has consistently added municipal securities to its investment securities portfolio. The municipal securities added $119 thousand of net interest income for a total of $1.9 million of net interest income on a fully taxable equivalent basis.

     Net interest income for the nine months ended September 30, 2002 was $4.5 million compared to $2.5 million for the same period in 2001. This represents an increase of 83.2 % over the net interest income earned in the same period in 2001. The municipal securities added $281 thousand of net interest income for a total of $4.8 million of net interest income on a fully taxable equivalent basis.

     Average loan balances were $87.0 million for the three months ended September 30, 2002 as compared to $49.6 million for the same period in 2001. The related interest income from loans was $1.5 million in 2002, an increase of $465 thousand over the 2001 levels. The average yield on loans decreased from 7.96% in 2001 to 6.66% in 2002. As previously mentioned, the floating rate portion of the loan portfolio was directly impacted by the reduction in the prime rate that occurred throughout 2001.

     Average loan balances were $73.6 million for the nine months ended September 30, 2002 as compared to $45.9 million for the same period in 2001. The related interest income from loans was $3.7 million in 2002, an increase of $836 thousand over the 2001 levels. The average yield on loans decreased from 8.40% in 2001 to 6.76% in 2002. As previously mentioned, the floating rate portion of the loan portfolio was directly impacted by the reduction in the prime rate that occurred throughout 2001.

     The investment securities income of $1.3 million (on a fully taxable equivalent basis) brought the interest income level to $2.8 million for the three months ended September 30, 2002. This represents an increase of $1.1 million over the 2001 level of $1.7 million. The third quarter tax equivalent yield on investment securities was 5.82% in 2002, which is 7 basis points lower than the 2001 level of 5.89%. The decline in the overall portfolio yield is directly related to the changing interest rate environment that has occurred and the significant increase in investment securities.

     The investment securities income of $3.4 million (on a fully taxable equivalent basis) brought the interest income level of $7.3 million for the nine months ended September 30, 2002. This represents an increase of $2.7 million over the 2001 level of $4.6 million. The tax equivalent yield on investment securities was 5.85% and 6.25% for the nine month periods ending September 30, 2002 and 2001, respectively.

     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $80 thousand to interest income in the three month period ended September 30, 2002 compared to $83 thousand for the same period in 2001. For the nine months ended September 30, 2002 and 2001, federal funds sold contributed $157 thousand and $265 thousand, respectively.

     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $128.7 million in three months ended September 30, 2002, which was $60.0 million greater than the 2001 level of $68.8 million.

     On a year to date basis, average interest-bearing funding sources (deposit and purchased funds) grew to $111.9 million in 2002, which was $53.7 million greater than the 2001 level of $58.2 million.

     Interest expense for all interest-bearing liabilities amounted to $921 thousand in the third quarter of 2002, which was $152 thousand greater than the 2001 level of $769 thousand. Cost of interest bearing liabilities for the third quarter 2002 was 2.84%, or 159 basis points lower than the 2001 level of 4.43%.

     Interest expense for all interest-bearing liabilities amounted to $2.5 million during the first nine months of 2002, which was $370 thousand greater than the 2001 level of $2.1 million. Cost of interest bearing liabilities for the first nine months of 2002 was 2.95%, or 187 basis points lower than the 2001 level of 4.82%.

     The net interest margin increased during the three months ended September 30, 2002 to 3.87%, or 28 basis points higher than the 2001 level of 3.59%. The net interest margin for the nine months ended September 30, 2002 and 2001 was 3.91% and 3.94%, respectively.

     Non-interest Income. Non-interest income amounted to $1.8 million during the three months ended September 30, 2002, an increase of $1.5 million over the 2001 level of $267 thousand. Bankshares generated $1.2 million from the sale of mortgage loans and $577 thousand on the sale of investment securities in the three months ended September 30, 2002. As part of Bankshares’ overall asset and liability position, Bankshares may sell investment securities to shorten or lengthen the duration of the investment portfolio. As a result of these efforts Bankshares may experience gains or losses on the sales of investment securities.

     Non-interest income amounted to $3.3 million during the nine months ended September 30, 2002, or an increase of $2.8 million over the 2001 level of $428 thousand. Bankshares earned $2.3 million on the sale of mortgage loans and $762 thousand on the sale of investment securities in the nine months ended September 30, 2002. The mortgage banking unit was in the start up phase in 2001 with modest production occurring in 2001.

     Non-interest Expense. Non-interest expense in the three months ended September 30, 2002 amounted to $2.3 million compared to the 2001 level of $899 thousand. Salary and benefits expense for the three months ended September 30, 2002 was $1.2 million, or $831 thousand higher than the September 30, 2001 level of $416 thousand. The significant increase is related to the addition of personnel in the bank operations as well as commissions and incentives paid on mortgage banking production. Occupancy and furniture and equipment costs for the three months ended September 30, 2002were up $100 thousand over the 2001 level of $121 thousand. Other operating expenses amounted to $799 thousand for the three months ended September 30, 2002 compared to $362 thousand in 2001. Other operating expenses increased during the quarter due to increased marketing efforts, branch opening costs, and professional fees.

     Non-interest expense in the nine months ended September 30, 2002 amounted to $5.3 million compared to the 2001 level of $2.3 million. Salary and benefits expense for the nine months ended September 30, 2002 was $2.9 million or $1.9 million higher than the September 30, 2001 level of $1.0 million. The significant increase is related to the addition of personnel in the bank operations as well as commissions and incentives paid on mortgage banking production. Occupancy and furniture and equipment costs for the nine months ended September 30, 2002 were up $268 thousand over the 2001 level of $316 thousand. Other operating expenses amounted to $1.9 million in 2002 compared to $1.0 million in 2001. In late 2001, we opened our Manassas Park Branch and in August 2002 we opened our Reston location. The costs associated with these locations increased our other operating expenses due to marketing and general branch openings programs. In addition, our professional fees rose due to costs incurred in the establishment of Alliance Bankshares.

     Income Taxes. Bankshares did not record any tax expense through the third quarter of 2001. The tax expense was offset by net operating losses occurring in the Bank’s formative years. We recorded $322 thousand in income tax expense in the third quarter of 2002. Bankshares’ effective tax rate was 26.9% for the quarter ended September 30, 2002. During the first nine months of 2002, Bankshares recorded $537 thousand of income tax expense. Bankshares’ effective tax rate was 25.2% for the first nine months of 2002. The tax rate is lower than the statutory rate of 34% primarily due to the benefits of our municipal bond portfolio.

Analysis of Financial Condition

     Investment Securities. Investment securities available for sale amounted to $101.6 million as of September 30, 2002, a $40.2 million increase over the December 31, 2001 level of $61.4 million. A single investment of $100 thousand was classified as held to maturity for all periods reported.

     Bankshares generally classifies investment securities as available-for-sale under the classifications required under SFAS No.115. The portfolio is used to manage excess liquidity and general liquidity needs as well as other rebalancing needs as required by the overall asset/liability position.

     The effects of unrealized gains (losses) on the portfolio were $1.8 million as of September 30, 2002 and ($744) thousand as of December 31, 2001. The unrealized gains (losses) as of September 30, 2002 amounted 1.8% of the total available for sale investment portfolio compared to (1.2%) of the December 31, 2001 portfolio balance. The bond market experienced considerable volatility in 2002. Consistent with our investment and ALCO [defined?] strategies we believe the investment portfolio is properly positioned for the current and projected near term interest rate environment.

     The investment portfolio as of September 30, 2002 contained callable US Agency securities, US Agency Collateralized Mortgage Obligations (“CMOs”), US Agency Mortgage Backed Securities, SBA securities, State and Municipal Bonds, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. Bankshares investment strategy includes investments that provide stable cashflows, “locked out” fixed rate investments, municipal securities and callable securities. As part of the overall Asset/Liability strategy, fixed rate securities that provide an appropriate rate of return are purchased, consistent with the objective of maintaining portfolio duration in the 5 to 7 year range. Bankshares actively manages its portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are used to pledge for certain borrowing transactions.

     Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, callable agency securities may be called by the issuer prior to the contractual maturity.

     From time to time, the investment portfolio may contain corporate debt securities. As of September 30, 2002, the investment portfolio did not contain any corporate debt securities. As of December 31, 2001, the investment portfolio contained a $1 million position in a domestic auto maker’s finance subsidiary. The position was sold in the second quarter 2002 at a gain.

     Loan Portfolio. The loan portfolio was $69.9 million as of September 30, 2002, which compares to $52.9 million as of December 31, 2001. Commercial loans represent 28.9% of the loan portfolio, or $20.2 million as of September 30, 2002. Commercial real estate loans (generally owner-occupied) were $16.9 million or 24.1% of the loan portfolio as of September 30, 2002. Residential real estate loans (home equity and fixed rate trusts) were $20.2 million or 28.9% of the loan portfolio as of September 30, 2002. Consumer and real estate construction loans make up the balance of the loan portfolio as of September 30, 2002. The mix of loans has changed somewhat and commercial loans currently constitute less of the loan portfolio than they did as of December 31, 2001. Additionally, the residential real estate loans (typical home equity loans) grew as a percentage of total loans in 2002.

     Asset Quality. The loan portfolio has experienced very little past due loans since inception. As of September 30, 2002 and December 31, 2001, Bankshares had no nonaccrual loans or loans past due by 90 days. The allowance for loan losses was $910 thousand as of September 30, 2002, or 1.30% of loans outstanding compared to $610 thousand as of December 31, 2001, or 1.15% of outstanding loans. (The ratios exclude loans held for sale). During the nine months ended September 30, 2002, Bankshares experienced $21 thousand in net charge-offs. During the nine months ended September 30, 2001, Bankshares did not experience any net charge-offs.

     Nonperforming Assets. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. Bankshares had no nonperforming assets as of September 30, 2002 or December 31, 2001.

     Bankshares closely monitors individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to the organization. Bankshares maintains a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Bankshares and general economic conditions.

     Deposits. Bankshares seeks deposits within the market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. As of September 30, 2002, the deposit portfolio grew to $202.3 million, a $94.7 million increase over the December 31, 2001 level of $107.6 million. Bankshares has seen growth in several key categories over the periods compared. Demand deposits, NOW, money market and certificates of deposit have all grown in proportion to the overall company. The effects of several key deposit gathering and branching initiatives have allowed Bankshares’ deposit and customer base to continually expand.

     From time to time, Bankshares will gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow Bankshares to fund loan and investment growth with a minimal impact on overall sales efforts. As of September 30, 2002, Bankshares had $21.1 million in such deposits at an average rate of 2.41% compared to $3.0 million at an average rate of 2.67% as of December 31, 2001. Additionally, $3.1 million of the current brokered deposits represents public funds held on behalf of the state government as of September 30, 2002 compared to $3.0 million as of December 31, 2001. In the competitive environment of the Washington, DC metropolitan region, brokered deposits offer a reasonable funding alternative for Bankshares. As market conditions warrant and the balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.

     Purchased Funds. Bankshares offers repurchase agreements (“repos”) to commercial customers and affluent individuals. The repos are offered for convenience and security to larger clients. Customer repos amounted to $22.6 million as of September 30, 2002 compared to $12.2 million as of December 31, 2001. Bankshares does not have any open repos with broker dealers.

     We began using FHLB advances in May 2000 as a funding source. As of both September 30, 2002 and December 31, 2001, three advances amounting to $10.5 million were outstanding. Additionally, Bankshares participates in the Note Option Treasury, Tax & Loan (“TT&L”) program with the Federal Reserve Bank. This program allows Bankshares to collect tax deposits from customers. Periodically, the Federal Reserve Bank will reduce TT&L holdings in participating banks based on the overall monetary policy in place at the time. Bankshares has consistently had a TT&L ceiling of $500 thousand with the Federal Reserve Bank.

     Liquidity. The overall Asset/Liability strategy of Bankshares takes into account the need for the company to maintain adequate liquidity to fund asset growth and deposit runoff. Bankshares’ management monitors the liquidity position daily in conjunction with the Federal Reserve position monitoring. We have unsecured and secured credit lines available from several correspondent banks. Additionally, Bankshares may borrow funds from the Federal Home Loan Bank of Atlanta. The credit facilities are used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. Bankshares can sell or pledge investment securities to create additional liquidity for the company. From time to time Bankshares may sell or participate out loans to create additional liquidity as required.

     Capital. Bankshares is considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $17.1 million as of September 30, 2002 compared to $13.7 million as of December 31, 2001. The capital increase reflects the positive effects of the change in unrealized gains (losses) on available-for-sale securities of $1.3 million as well as 2002 earnings of $1.6 million. Book value per common share was $8.07 as of September 30, 2002 compared to $6.49 as of December 31, 2001.

     Bankshares’ ability to pay cash dividends is restricted by banking regulations. Bankshares has not declared or paid cash dividends since inception. It is the company’s general policy to retain earnings to support future organizational growth.

Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. The Statement is not expected to have a material effect on Bankshares financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31 2002, with early application encouraged. The Statement is not expected to have a material effect on Bankshares financial statements.

     The Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 in October 2002. FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions with the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

     Paragraph 5 of this Statement, which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted.

     This Statement clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill.

     The transition provisions state that if the transaction that gave rise to the unidentifiable intangible asset was a business combination, the carrying amount of that asset shall be reclassified to goodwill as of the later of the date of acquisition or the date Statement 142 was first applied (fiscal years beginning after December 15, 2001). Any previously issued interim statements that reflect amortization of the unidentifiable intangible asset subsequent to the Statement 142 application date shall be restated to remove that amortization expense. The carrying amounts of any recognized intangible assets that meet the recognition criteria of Statement 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained shall be reclassified and accounted for as assets apart from the unidentifiable intangible asset and shall not be reclassified to goodwill. The Statement is not expected to have a material effect on Bankshares financial statements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Bankshares that file periodic reports under the Securities Exchange Act of 1934 (the “Act”) are now required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. We have established disclosure controls and procedures to ensure that material information related to Bankshares is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the chief executive officer and the chief financial officer, and the other executive officers of Bankshares, the Bank and the Mortgage Banking unit to identify any new transactions, events, trends, contingencies or other matters that may be material to Bankshares’ operations. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did on a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, Bankshares’ management, including the chief executive officer and the chief financial officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

     There were no significant changes in Bankshares’ internal controls or in other factors that could significantly affect Bankshares’ internal controls subsequent to the date of their most recent evaluation.

PART II OTHER INFORMATION

     Item 1. Legal Proceedings

From time to time, Bankshares may be involved in litigation relating to claims arising out of the normal course of business. In the opinion of management, final disposition of any pending or threatened legal matters will not have a material adverse effect on Bankshares’ financial condition or results of operations.

     Item 4. Submission of Matters to a Vote of Security Holders

The following actions were taken at the Annual Meeting of Shareholders of Alliance Bank Corporation held on July 30, 2002:

1.	Approval of an Agreement and Plan of Reorganization dated May 22, 2002, providing for a share exchange of one share of common stock of Alliance Bankshares Corporation for each outstanding share of common stock of Alliance Bank Corporation.

For	Against	Abstain	Broker Non-Vote

1,479,135	3,000	5,050	161,275

2.	Election of one Class B director of Alliance Bank Corporation and three Class C directors of Alliance Bank Corporation.

	For	Withheld

Class B. Director: Thomas P. Danaher	1,642,610	5,850
Class C. Director: Lawrence N. Grant	1,642,610	5,850
Class C. Director: Serina Moy	1,642,610	5,850
Class C. Director: Thomas A. Young, Jr.	1,631,110	17,350

The following Class A and B directors of Alliance Bank Corporation will continue in office until the 2003 and 2004 Annual Meetings of Shareholders, respectively:

Class A	Class B

Dr. Michael J. Bermel	William M. Drohan
Harvey E. Johnson, Jr.	George S. Webb
James A. Preuss *
Robert G. Weyers

     *     Mr. Preuss resigned from the Board of Directors of Alliance Bank Corporation in August 2002.

3.	Ratification of the designation of Yount, Hyde & Barbour, P.C. as Alliance Bank Corporation’s independent public accountants for the year ending December 31, 2002.

For	Against	Abstain	Broker Non-Vote

1,641,945	5,915	600	0

No other matters were voted on during the 2002 Annual Meeting.

     Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

3.1	Articles of Incorporation of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 21, 2002)

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 21, 2002)

10.1	Lease Agreement between Alliance Bank and The Shops at Fair Lakes, L.P.(Main Office, 12735 Shops Lane, Fairfax, Virginia) dated as of September 15, 1997, as amended through July 10, 1998

10.2	Deed of Ground Lease between Alliance Bank and the City of Manassas Park, Virginia(Manassas Park Office, 9150 Manassas Drive, Manassas Park, Virginia) dated as of June 5, 2001

10.3	Lease Agreement between Alliance Bank and Ron Henry Associates (Trailer for Manassas Park Branch) dated as of July 12, 2001

10.4	Lease Agreement between Alliance Home Funding, LLC and Arnell Corporation (Mortgage Company Office, 10400 Eaton Place, Fairfax, Virginia) dated as of May 8, 2001

10.5	Deed of Lease by and between Plaza America Office Development II, LLC and Alliance Bank Corporation (Reston Office, 11730 Plaza America Drive, Reston, Virginia) dated as of January 22, 2002

10.6	1999 Stock Option Plan

11	Statement re: Computation of per share earnings

21	Subsidiaries of the Registrant

(b)        Reports on Form 8-K

On August 21, 2002, Bankshares filed a Current Report on Form 8-K 12g-3 reporting the statutory share exchange of the outstanding common stock of the Bank for common stock of Bankshares, pursuant to which the Bank became a wholly owned subsidiary of Bankshares.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION
(Registrant)

November 14, 2002 Date	/s/ Thomas A. Young, Jr. Thomas A. Young, Jr. President & CEO

November 14, 2002 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr. Executive Vice President & CFO, Corporate Secretary

CERTIFICATIONS

I, Thomas A. Young, Jr., certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Alliance Bankshares Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

             (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002 Date	/s/ Thomas A. Young, Jr. Thomas A. Young, Jr. President & CEO

I, Paul M. Harbolick, Jr., certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Alliance Bankshares Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

             (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr. Executive Vice President & CFO, Corporate Secretary