Form 10KSB
period 2002-12-31
ALLIANCE BANKSHARES CORP
filed 2003-04-10
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 000-49976

ALLIANCE BANKSHARES CORPORATION
(Name of Small Business Issuer in its charter)

VIRGINIA	46-0488111
(State or other jurisdiction of	(I.R.S. Employee
incorporation or organization)	Identification No.)

14280 Park Meadow Drive Suite 350, Chantilly, Virginia 20151
(Address or principal executive offices) (Zip code)

(703) 814-7200
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $4 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Issuer’s revenue for the fiscal year ended December 31, 2002 was $14,665,000.

Aggregate market value of Alliance Bankshares Corporation voting stock held by non-affiliates as of March 19, 2003 was $22,640,000 based on $13.05 per common share.

The number of shares of common stock outstanding as of March 19, 2003 was 2,115,102.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in conjunction with the registrant’s 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”) are incorporated into Part III of this Form 10-KSB.

i

ii

PART I.

Item 1. Description of Business

General

     Alliance Bankshares Corporation (“Bankshares”) is a bank holding company incorporated under the laws of the Commonwealth of Virginia. On August 16, 2002, pursuant to an Agreement and Plan of Reorganization dated May 22, 2002 (the “Agreement”) between Bankshares and Alliance Bank Corporation (the “Bank”), and approved by the shareholders of the Bank at an annual meeting held on July 30, 2002, the shareholders of the Bank exchanged their common stock for common stock of Bankshares. On the same date, the reorganization was completed and the Bank became a wholly owned subsidiary of Bankshares.

     The Bank is a state chartered commercial bank headquartered in Fairfax, Virginia. It was incorporated in the Commonwealth of Virginia on July 24, 1996, and opened for business on November 16, 1998. A wholly owned subsidiary of the Bank, Alliance Home Funding, LLC (“AHF”) was formed in March 2001 to conduct mortgage banking. The Bank markets its financial services to individuals, small to medium sized businesses, entrepreneurs, professionals, consumers and high net worth clients. Our client base is generally located in Northern Virginia, although we do have clients in the surrounding greater Washington, DC metropolitan area.

     Our results reflect strong growth since inception and no non-performing assets as of December 31, 2002 and 2001. We focus on developing relationships with key customers in the community and centers of influence that can create businesses opportunities for the organization. We believe our focus on relationship banking has contributed to our growth and profitability. Additionally, our executives have been associated with a variety of large and small institutions. These experiences allow Bankshares to deliver creative, innovative and customer focused products and services that are not typically found in many community banking organizations. Our focus on customer service and relationship banking has been the key driver for solid market penetration in a short period of time.

     The Bank’s primary source of revenue is interest income and fees generated by lending and investing funds on deposit. We typically balance the loan and investment portfolio towards loans. Generally speaking, loans earn more attractive returns than investments and are a key source of product cross sales and customer referrals. Certain economic conditions may favor investments over loans such as poor global and regional corporate earnings, real estate cycles and other generally slowing economic conditions. These conditions may lead to weaker fundamental performance. Our loan and investment strategies balance the need to maintain adequate liquidity through excess cash or federal funds sold with opportunities to appropriately leverage our capital.

     In the mortgage banking business, income derives from several revenue sources. We receive service and release premiums (SRP) from our correspondent lenders on the sale of a mortgage. We charge customers processing fees to underwrite their prospective home mortgages. We also earn interest income during the period of time between loan origination and final sale to the correspondent lender.

     Bankshares’ strategic plan is to enhance stockholder value and franchise value through growth, branching, mortgage banking and operating profits. Our short-term goals include creating an attractive branch network, expanding fee income, generating and expanding our core banking and mortgage banking services and products and enhancing the use of the internet in our operations.

Banking Services

     We are a community bank that offers many of the products and services found in larger financial institutions. We pride ourselves on premier customer service balanced with local decision making. Our relationship managers are experienced bankers who can solve problems for clients and offer customized banking solutions at competitive prices. The members of the senior management team each have in excess of 20 years of experience in the financial services industry. We facilitate our banking activities through three full service locations in Northern Virginia, with a fourth location under contract to open in the second quarter of 2003.

Mortgage Services

     AHF, the Bank’s mortgage banking subsidiary, is in its start-up phase, and future growth and earnings will depend on obtaining and retaining key personnel with contacts within the real estate industry. We are currently originating conforming and jumbo mortgage loans for sale. AHF has established correspondent lender arrangements with several large financial institutions and mortgage companies. We typically presell our production to a correspondent lender for delivery within a specified time period. Our approach to the mortgage business reduces our potential risk while generating substantial fee income.

     The products offered by AHF must continue to remain appropriately priced to garner business in the current refinance market. Our strategic objective is to create a well-controlled mortgage unit that is profitable in positive and negative economic conditions and is positioned to participate in current and future refinance markets. We offer mortgage banking services through our main mortgage banking office in Fairfax, Virginia and a second office which opened in early 2003 in Manassas, Virginia.

Location and Market Area

     Bankshares’ corporate headquarters is located in Chantilly, Virginia. The Bank’s original location is in Fairfax, Virginia, with branches in the City of Manassas Park and Plaza America in Reston, Virginia. AHF is located in Fairfax, with a new branch in Old Town Manassas, which opened in early 2003.

     The Bank’s main branch in Fairfax, Virginia is located in a key area within the Northern Virginia market. The local area has seen significant growth over the past decade. The economy in the 1970s and 1980s focused on real estate development and the government sector. As economic weakness in the late 1980s and early 1990s persisted, the area transitioned towards other types of businesses. The area now is a center for the telecommunications industry, the internet and other technology-related businesses. The explosive growth in Northern Virginia is a by-product of the previous successes of organizations in the telecommunications, internet and government services arenas.

     The Bank has seen that the national and local economies have contracted since 2000. The Bank’s credit culture strongly reinforces strict underwriting as well as close monitoring. As a result, we have experienced only nominal credit losses. We have not had any nonperforming assets as a result of the volatility or contraction in our economies. Management believes that there is a great degree of stability in the Bank’s loan portfolio. However, we recognize that it is very difficult to predict the full impact of a slowing economy. According to leading indicators, economic activity in our region is expected to continue to slow in the months ahead but not drop dramatically. The Washington, DC greater metropolitan area and Northern Virginia may be adversely impacted if appropriate balance between the telecommunications and internet industries are not offset by positive growth in the government and other business sectors.

     We believe the region provides a host of opportunities for a growing and vibrant community bank. We offer competitive products and services to the entrepreneur while balancing the risk-reward premium required to make the company successful.

Lending Activities

     Our primary focus is on making loans to small businesses and consumers in our local market area along with various aspects of real estate finance. In addition, we also provide a wide range of real estate finance services, including mortgage banking through AHF. Our primary lending activities are principally directed to our defined market area in Fairfax County and adjacent areas.

     Commercial Business Lending. The Bank’s commercial business lending consists of lines of credit, revolving credit facilities, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. Commercial loans are written for any business purpose including the financing of plant and equipment, the carrying of accounts receivable, general working capital, contract administration and acquisition activities. Our client base is diverse, and we do not have a concentration of loans in any specific industry segment. Commercial business loans are generally secured by accounts receivable, equipment and other collateral such as marketable securities, cash value of life insurance, and time deposits. Commercial business loans have a higher degree of risk than residential mortgage loans, but also have higher yields. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers.

     Commercial Real Estate Lending. We finance commercial real estate for our clients. We generally will finance owner-occupied commercial real estate at a maximum loan–to-value of 80%; however, in many cases our loan-to-value is less than 80%. Our underwriting policies and processes focus on the client’s ability to repay the loan as well as assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate those risks by carefully underwriting loans of this type as well as following appropriate loan-to-value standards.

     Real Estate Construction Lending. This segment of our loan portfolio is predominantly residential in nature and composed of loans with short duration, with maturities typically of nine months or less. Residential houses under construction and the underlying land secure the construction loans. Most of these loans are concentrated in the Northern Virginia market. Construction lending entails significant risk compared with residential mortgage lending. These loans involve larger loan balances concentrated with single borrowers, with funds advanced upon the security of the land or estimated value of the home under construction upon completion. Thus it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate these risks, we generally limit loan amounts to 80% of appraised values and obtain first lien positions on the property taken as security. Additionally, we offer real estate construction financing to individuals that have demonstrated a permanent loan “take-out.”

     Residential Real Estate Lending. We offer a variety of consumer-oriented residential real estate loans. The bulk of our portfolio is made up of home equity loans to individuals. Our home equity portfolio gives us a diverse client base. Although most of these loans are in the Northern Virginia area, the diversity of the individual loans in the portfolio reduces our potential risk.

     Mortgage Lending. Through AHF, we originate conforming and non-conforming home mortgages in the greater Washington, DC metropolitan area. As part of our overall risk management strategy, loans are sold on a correspondent basis to major national mortgage banking or financial institutions. All servicing rights are sold with the mortgages. The corporate objective of AHF is to generate fee income while substantially eliminating credit and interest rate risks.

     AHF focuses its business on purchase money originations. AHF’s typical monthly production yields approximately 53% purchase money business with the balance of the production coming from mortgage refinancings. Management continues to focus the production staff on purchase money originations to create a more stable pipeline of business.

     Consumer Installment Lending. We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base, although these loans are not the primary focus of our lending activities. As a general guideline, a consumer’s total debt service should not exceed 40% of his or her gross income. The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and from any verifiable secondary income.

     Credit Policies and Administration. We have adopted a comprehensive lending policy that includes stringent underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, all credit decisions in excess of the officers’ lending authority must be approved prior to funding by a management loan committee and/or a board of directors-level loan committee. Any loans above $1,500,000 require a majority of the full board of directors’ approval. Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial conditions of its borrowers and the concentration of such loans in the Bankshares portfolio.

     In addition to the normal repayment risks, all loans in our portfolio are subject to the state of the economy, and its related effects on the borrower and/or the real estate market. Generally, longer-term loans have periodic interest rate adjustments and/or call provisions. Senior management monitors the loan portfolio closely to ensure that past due loans are minimized and that potential problem loans are swiftly handled. In addition to the internal business processes employed in the credit administration area, we retain an outside or independent credit review firm to review the loan portfolio. A detailed annual review is performed, with an interim update occurring at least once a year. Results of these reviews are used to re-evaluate our internal loan ratings. We also review independent commentary on specific loans and loan administration activities.

     Lending Limit. As of December 31, 2002, our legal lending limit for loans to one borrower was $2,495,000 compared to the December 31, 2001 level of $2,132,000. Our legal lending limit increased by $363,000 as a direct result of our earnings in 2002. As part of risk management strategy, we attempt to participate a portion of the larger loans to other financial institutions. This allows us to maintain customer relationships while reducing credit exposure.

Investments and Funding

     We balance our liquidity needs from loan and deposit growth with our investment portfolio and purchased funds. It is our goal to provide adequate liquidity to support additional loan growth. In the event we have excess liquidity, we use investments to generate positive earnings. In the event deposit growth does not fully support our loan growth, we intend to use a combination of investment sales, reverse repos, federal funds and other purchased funds to augment our funding position.

     Our investment portfolio is actively managed and is generally classified as “Available For Sale.” Under such a classification, investment instruments may be sold as deemed appropriate by management. On a monthly basis, the investment portfolio is marked to market via equity as required by Financial Accounting Standards Number 115 (“FAS 115”). Additionally, we use the investment portfolio to balance our asset and liability position. We will invest in fixed rate or floating rate instruments as necessary to manage our interest rate risk exposure.

Deposit Activities

     Deposits are the major source of funding for the Bank. We offer a broad array of deposit products including Demand, NOW, Money Market and Savings accounts, as well as Certificates of Deposit. We typically pay a competitive rate on the interest bearing deposits to garner our share of the market. As a relationship-oriented organization, we seek generally to obtain deposit relationships with our loan clients.

     We may become more or less competitive in our interest rate structure as our liquidity position changes. Additionally, we may use brokered deposits to augment our funding position as market conditions dictate.

Competition

     The banking business is highly competitive. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our primary service area and elsewhere. AHF is in an extremely competitive business, competing against mortgage brokers, mortgage bankers and traditional banks. The large universe of potential clients allows AHF to garner a profitable portion of the business available in our market.

     Based in Chantilly, Virginia, the heart of the Northern Virginia region, we have been able to effectively leverage our talents, contacts and location to achieve a strong financial position for a relatively new organization. However, our primary service area is highly competitive and heavily branched. Competition, in our primary service area for loans to small and medium-sized businesses, individuals and professionals, is intense, and pricing is important. Most of our competitors have substantially greater resources and higher lending limits than we do and offer services, including extensive and established branch networks, that we do not expect to provide in the near future. Moreover, larger institutions operating in our primary service area have access to borrowed funds at lower rates than are available to us. Deposit competition is also strong among institutions in our primary service area. As a result, it is possible that we may, to remain competitive, pay above-market rates for deposits. Despite strong competition, we are experiencing success in our primary service area because the area is reacting favorably to our community focus and our emphasis on service to the small and medium-sized business community, individuals and professionals.

     The recent mergers of community banks into regional banks have increased the presence of large regional bank holding companies in our already competitive marketplace. These mergers have created opportunities for community-focused, prudently managed, small and medium-sized business-oriented banks. We believe additional market opportunities will exist for Bankshares in the future as a result of merger consolidation activity.

     The merger between Wachovia and First Union is expected to generate customer opportunities, hiring opportunities and possibly opportunities for branch sites. The companies have stated the consolidation of their respective Northern Virginia operations will occur in late 2003.

     On January 21, 2003, BB&T and First Virginia Banks announced a merger agreement. The merger, which is subject to regulatory and shareholder approval, is expected to be completed in the third quarter of 2003. Upon completion of the merger, market opportunities may exist for Bankshares to garner new customers, hiring opportunities and possibly future branch locations.

     Our board of directors is aware of the competition that these institutions offer. Our board believes it is a significant advantage to be a community owned and operated state banking organization interested exclusively in small and medium-sized businesses, individuals and professionals in the Northern Virginia market and the surrounding greater Washington, DC metropolitan area and adjacent counties.

Supervision and Regulation

General

     Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly addresses certain provisions of applicable federal and state laws and certain regulations and the potential impact of such provisions on Bankshares and the Bank. This summary does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

     We are a bank holding company operating a Virginia state bank and a member of the Federal Reserve System, and our depositors are insured by the Federal Deposit Insurance Corporation. The Federal Reserve and the Virginia State Corporation Commission and its Bureau of Financial Institutions (the “Virginia Bureau of Financial Institutions”) regulate and monitor the Bank’s operations. The

Federal Reserve and the State conduct periodic onsite and offsite examinations of Bankshares and the Bank. We must comply with a wide variety of reporting requirements and banking regulations. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds and not to protect various stockholders. Additionally, we must bear the cost of compliance with the reporting and regulations; these costs can be significant and have an effect on our financial performance.

     The Federal Reserve, FDIC and the Virginia Bureau of Financial Institutions have the authority and responsibility to ensure that financial institutions are managed in a safe and sound manner. They have the authority to prevent the continuation of unsound and unsafe activities. Additionally, they must generally approve significant business activities undertaken by financial institutions. Typical examples of transactions requiring approval include branch locations, mergers, capital transactions and major organizational structure changes. Obtaining regulatory approval for these types of activities can be time consuming, expensive and ultimately may not be successful.

Regulation of Bankshares

     As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), Bankshares is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board has jurisdiction under the BHCA to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

     Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks are also able to branch across state lines, provided certain conditions are met, including that applicable state laws expressly permit such interstate branching. Virginia has adopted legislation that permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based.

     Bankshares is also subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing with the Securities and Exchange Commission (the “SEC”) of annual, quarterly and other reports on the financial condition and performance of the organization. As a reporting company under the Exchange Act, Bankshares is directly affected by the recently enacted Sarbanes-Oxley Act of 2002 (the “SOX”), which is aimed at improving corporate governance and reporting procedures and requires expanded disclosure of Bankshares’ corporate operations and internal controls. Bankshares is already complying with new rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. The new legislation and its implementing regulations will potentially lead to an increase in certain outside professional costs.

FDIC Insurance

     The FDIC insures our deposits for a maximum of $100,000 per depositor based on specific regulations governing FDIC insurance. In order to offer FDIC insurance to depositors we must comply with various FDIC rules and regulations and pay periodic assessment fees to the FDIC insurance fund. The rates charged by the FDIC for deposit insurance vary based on the strength of the organization and the overall economic climate for insured institutions. The FDIC may change the rates for insurance in its discretion to ensure insurance fund solvency. Increases in FDIC insurance charges will have an adverse financial impact on the Bank.

Capital Requirements

     The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. The risk-based capital measurements are used to assess the adequacy of a bank’s capital based upon the risk profile associated with assets, liabilities and off-balance sheet items. Under the risk-based capital requirements of these federal bank regulatory agencies, Bankshares and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 capital to risk-weighted assets of at least 4%. At least half of the total capital is required to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. The Tier 1 capital to risk-weighted asset ratios of Bankshares and the Bank as of December 31, 2002 were 12.3% and 12.3%, respectively, and the total capital to risk-weighted asset ratios were 13.1% and 13.1%, respectively, exceeding the minimum requirements.

     In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations (Tier 1 capital to average tangible assets) (“Tier l leverage ratio”). These guidelines provide for a minimum Tier l leverage ratio of 3% for banks and bank holding companies that meet certain specified criteria, including that they have the highest regulatory examination rating and are not contemplating significant growth or expansion; other organizations will have a higher minimum Tier I leverage ratio. The Tier l leverage ratios of Bankshares and the Bank as of December 31, 2002 were 6.4% and 6.4%, respectively. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     Section 38 of the Federal Deposit Insurance Act (the “FDIA”) requires each federal banking agency to implement a system of prompt corrective action for regulated institutions. Each of the federal banking agencies has promulgated regulations to monitor and enforce the capital adequacy standards.

     In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written order or directive to meet and maintain a specific capital level for any capital measure; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, has a Tier 1 risk-based capital ratio that is less than 3% or has a leverage ratio that is less than 3%; and (v) an institution is “critically undercapitalized”

if its “tangible equity” is equal to or less than 2% of its total assets. As of December 31, 2002, both Bankshares and the Bank were considered “well capitalized” by their federal regulators.

     Regulators have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of the action depends on the capital adequacy and other features of the organization in question.

Limits on the Payment of Dividends

     Bankshares is a legal entity, separate and distinct from the Bank. A significant portion of Bankshares’ revenues result from dividends paid to it by the Bank. Both Bankshares and the Bank are subject to laws and regulations that limit the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and only (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. More specifically, the Bank must obtain prior approval from its regulatory agencies if cash dividends declared in any given year exceed net income for that year plus retained net profits of the two preceding years. In addition, under the FDIA, insured depository institutions such as the Bank are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the statute).

     The Bank generated start-up losses in its beginning years; as such the organization had negative retained earnings and was not able to pay cash dividends until recently. Although our retained earnings are now positive, dividends are not planned at this time. We believe the additional capital can be used more effectively to support future growth of the organization.

Regulation of the Bank

     As a Virginia state bank, the Bank is subject to supervision, regulation and examination by the Virginia Bureau of Financial Institutions. The Bank is also subject to regulation, supervision and examination by the FDIC. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as the payment of dividends, the insurance of debt and acquisition of financial institutions and other companies, and affect business practices, such as the payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices.

     Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs currently is evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank received a “satisfactory” CRA rating in its most recent CRA examination.

     Federal Home Loan Bank (“FHLB”) of Atlanta. The Bank is a member of the FHLB of Atlanta, which is one of twelve regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development lending. Each FHLB serves as a reserve or central bank for its members within it assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the Bank.

     USA Patriot Act. The USA Patriot Act became effective on October 26, 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. Interim rules implementing the USA Patriot Act were issued effective March 4, 2002. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Although it does create a reporting obligation, the Bank does not expect the USA Patriot Act to materially affect its products, services or other business activities.

     Reporting Terrorist Activities. The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001, terrorist attacks on New York City and Washington, DC. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

     The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

     Mortgage Banking Regulation. The Bank’s mortgage banking subsidiary is subject to the rules and regulations of, and examination by the Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (the “FHA”), the Department of Veteran Affairs and state regulatory authorities with respect to originating, processing, servicing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations promulgated thereunder. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

Gramm-Leach-Bliley Act

     The Gramm-Leach-Bliley Act of 1999 (the “Act”) implemented major changes to the statutory framework for providing banking and other financial services in the United States. The Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the Act expressly lists as financial in nature include insurance activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.

     To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed and have at least a satisfactory rating under the CRA. In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company. While Bankshares satisfies these requirements, we presently have no plans to become a financial holding company.

     Although the Act is considered one of the most significant banking laws since Depression-era statutes were enacted, because of our small size and recent organization, we do not expect the Act to materially affect our products, services or other business activities or to have a material adverse impact on Bankshares’ or the Bank’s operations. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation. The Act may have the result of increasing competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially greater financial resources.

Economic and Monetary Policies

     The operations of Bankshares and the Bank are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Enforcement Powers

     Banking laws and regulations provide substantial enforcement powers to banking regulators. The enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for unsafe or unsound banking practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Employees

     As of December 31, 2002, the Bank and AHF collectively had 53 full-time and 1 part-time employees. None of our employees are represented by a collective bargaining unit, and we believe that relations with our employees are good.

Item 2. Description of Property

     In November 2002, Bankshares moved to its new corporate headquarters location at 14280 Park Meadow Drive in Chantilly, Virginia. This is a leased office space consisting of 6,375 square feet. It is a noncancelable operating lease, with an expiration date of October 2007, and a renewal option until February 2011.

     Our main banking branch is a leased full service branch and office facility located at 12735 Shops Lane, Fairfax, Virginia. The lease covers approximately 3,818 square feet of branch and office space. The noncancelable operating lease expires in August 2009 with two five-year renewal options. On June 5, 2001, the Bank entered into a land lease for a period of 36 months with the ability to extend on a month-to-month basis for our second branch location at 9150 Manassas Drive, Manassas Park, Virginia. Additionally, we have leased an office trailer to serve as the temporary branch location at 9150 Manassas Drive. Our current business plans reflect our branch strategy to migrate from the temporary facility to a nearby permanent location within 36 months. The timing of the relocation is contingent on a variety of factors including, but not limited to, our success in the marketplace, development timeframes for the Manassas Park Town Center, regulatory approvals and general economic conditions. Additionally, the City Council in the City of Manassas Park may change development strategy of the Town Center at any time.

     In August 2002, we opened our third branch at 11730 Plaza America Drive in Reston. This is also a noncancelable operating lease, which expires in August 2012, with two ten-year renewal options. In early 2003, we entered into a lease for retail and commercial banking space in Arlington, Virginia. The Arlington facility is expected to open in the second quarter of 2003, subject to timely completion of the office construction.

     We lease office space at 10400 Eaton Place in Fairfax, Virginia for our mortgage banking operation. The cancelable operating lease, which expires in June 2006, covers approximately 2,500 square feet of office space. Our second mortgage banking location opened in early 2003, at 9200

Church Street in Old Town Manassas. This is a noncancelable operating lease, which covers approximately 2,200 square feet and expires in January 2010, with two five-year renewal options.

     Management believes the existing facilities are adequate to conduct our business affairs at this time. We continue to pursue opportunities for banking or mortgage banking offices that complement our existing franchise and assist the organization in achieving its strategic business objectives.

Item 3. Legal Proceedings

     From time to time, Bankshares and its subsidiaries may be involved in litigation relating to claims arising in the normal course of business. In the opinion of management, final disposition of any pending legal matters will not have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

     Commencing with the holding company reorganization in August 2002, Bankshares’ common stock trades on the NASDAQ SmallCap Market under the symbol “ABVA”. Prior to the reorganization, the Bank’s common stock was listed for trading on the Nasdaq SmallCap Market under the same symbol starting in December 2001.

     As of December 31, 2002, Bankshares had outstanding approximately 2,115,102 shares of common stock, held by approximately 575 shareholders of record. The closing price of Bankshares’ common stock on December 31, 2002 was $10.56 per share as compared to $8.00 on December 31, 2001.

     The following table summarizes the high and low sales prices for the two years ended December 31, 2002:

		Market Values

	2002		2001

	High	Low	High	Low

First Quarter	$8.50	$6.00	*	*
Second Quarter	8.40	7.80	*	*
Third Quarter	11.20	8.00	*	*
Fourth Quarter	11.25	9.65	$8.45	$7.75

     *     Prior to its listing on the NASDAQ SmallCap Market, the Bank’s common stock traded sporadically. During that time, the Bank did not make a market in the stock nor were there any official market makers. The buyers and sellers negotiated the sales price for the Bank’s common stock that they traded directly. To our knowledge, these sales prices ranged from $7.00 to $9.00 per share.

     Bankshares has not declared or distributed any cash dividends to its shareholders, and it is not likely that any cash dividends will be declared in the near future. As noted above under “Supervision and Regulation—Limits on the Payment of Dividends,” we are subject to regulatory restrictions regarding the payment of cash dividends. Under these restrictions, we may not, without the prior approval of regulators, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings of the two prior years. The regulators generally have indicated that payment of cash dividends should be consistent with a financial institution’s growth plans, prospective rate of earnings, ongoing capital needs, asset quality and the overall financial condition of the organization. We intend for the foreseeable future to follow a policy of retaining any earnings to provide funds to operate and expand the Bank’s business. Future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including the Bank’s future earnings, financial condition, cash requirements, and general business conditions.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Selected Financial Information*
	Period Ended December 31,

	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$10,309	$6,477	$4,013	$1,723
Interest expense	3,471	2,811	1,615	624

Net interest income	6,838	3,666	2,398	1,099
Provision for loan losses	478	189	210	204
Non-interest income	4,356	1,000	113	105
Non-interest expense	7,455	3,563	2,281	1,576
Income taxes (benefit)	839	151	(174)	—

Net income (loss)	$2,422	$763	$194	$(576)

Per Share Data: (1)
Basic net income	$1.15	$0.57	$0.16	$(0.46)
Fully diluted net income	$1.11	$0.55	$0.16	$(0.46)
Cash dividends declared	—	—	—	—
Book value at period end	$8.31	$6.49	$5.88	$5.56
Balance Sheet Data:
Total assets	$280,625	$144,820	$69,531	$31,544
Total loans	82,786	52,927	40,774	21,945
Total investment securities	131,085	61,546	15,170	8,194
Total deposits	215,966	107,602	53,736	20,306
Stockholders’ equity	17,568	13,721	7,339	6,943
Shares outstanding, period end	2,115,102	2,115,102	1,248,095	1,248,095
Average shares outstanding, basic	2,115,102	1,349,033	1,248,095	1,248,095
Average shares outstanding, diluted	2,189,556	1,376,420	1,275,707	1,253,441
Performance Ratios:
Return (loss) on average assets	1.23%	0.76%	0.39%	-2.18%
Return (loss) on average equity	16.00%	9.26%	2.80%	-7.78%
Net interest margin (2)	3.94%	3.89%	5.08%	4.48%
Asset Quality Ratios: (3)
Allowance to period-end loans	1.29%	1.15%	1.05%	1.00%
Allowance to non-performing loans	N/A	N/A	N/A	N/A
Nonperforming assets to total assets	N/A	N/A	N/A	N/A
Net charge-offs to average loans	0.03%	0.02%	N/A	N/A
Capital Ratios:
Tier I risk-based capital	12.3%	17.1%	15.9%	29.8%
Total risk-based capital	13.1%	17.9%	16.8%	30.7%
Leverage capital ratio	6.4%	10.5%	11.8%	23.5%
Total equity to total assets	6.3%	9.5%	10.6%	22.0%

*	The Bank was started on 11/16/98, therefore data for period ended 12/31/98 is not meaningful.
(1)	Prior periods restated giving effect to a 3 for 2 stock split declared in October 2001.
(2)	Net interest income divided by total average earning assets.
(3)	At each reporting period listed above the Bank had no non-performing assets. Non performing assets consist of nonaccrual loans, restructured loans and foreclosed properties.

FORWARD-LOOKING STATEMENTS

     Some of the matters discussed below and elsewhere in this report may include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. Metropolitan region;

•	Maintaining and developing well established and value client relationships and referral source relationships;

•	Competitive factors within the financial services industry; and

•	Changes in regulatory requirements and/or restrictive banking legislation.

     Because of these and other uncertainties, our actual results and performance may be materially different from results indicated by these forward-looking statements. In addition, our past results of operations are not necessarily indicative of future performance.

     We caution you that the above list of important factors is not exclusive. These forward-looking statements are made as of the date of this document, and we may not undertake steps to update these forward-looking statements to reflect the impact of any circumstances or events that arise after the date the forward-looking statements were made.

Critical Accounting Policies

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

Overview

     For the year ended December 31, 2002 net income amounted to $2.422 million compared to $763 thousand for same period in 2001. The earnings per common share, basic were $1.15 in 2002 and $.57 in 2001. The earnings per common share, diluted were $1.11 in 2002 and $.55 in 2001. Additionally, the organization was fully taxable in 2002 compared to a taxable status only in the fourth quarter of 2001. This differs slightly from our unaudited press release dated February 3, 2003 due to the audit performed on AHF resulting in a reduction of net income of $72 thousand on a consolidated basis.

     Return on average equity was 16.00% in 2002 compared to 9.26% in 2001. Return on average assets was 1.23% in 2002 compared to .76% in 2001.

     Total assets were $280.6 million on December 31, 2002 or an increase of $135.8 million over the December 31, 2001 level of $144.8 million. As of year end 2002, total loans were $82.8 million, loans held for sale were $37.1 million and investments were $131.1 million. These earning assets amounted to $251.0 million or 89.4% of total assets at year end 2002. The balance of the earning assets were overnight federal funds sold of $10.1 million. The balance sheet growth of $135.9 million in 2002 was primarily distributed of $29.9 million in loan growth, $27.2 million in loans held for sale growth, $69.6 million in investment growth and $9.0 million in cash and due from banks growth.

     The allowance for loan losses was $1.066 million or 1.29% of loans outstanding as of December 31, 2002. This compares to $610 thousand or 1.15% of loans outstanding as of December 31, 2001. (The ratios exclude loans held for sale.) We had no non-performing assets as of the end of either reporting period.

     Total deposits amounted to $216.0 million as of December 31, 2002 or an increase of $108.4 million, more than double over the December 31, 2001 level of $107.6 million. This growth is attributable to the business building efforts of relationship officers, new branch locations and the use of brokered deposits to augment our natural deposit growth. Total demand deposits were $108.7 million as of December 31, 2002 compared to $57.0 million as of year end 2001.

     We use customer repurchase agreements (“customer repos”) and wholesale funding from the Federal Home Loan Bank of Atlanta (“FHLB”) to support the asset growth of the organization. As of December 31, 2002, there were $29.5 million of customer repos outstanding or $17.5 million greater than were outstanding at the end of 2001. The growth relates to additional customers garnered in 2002 as well as expansion of existing customer relationships. As of December 31, 2002 and 2001, the organization had $10.5 million in FHLB term advances outstanding. Additionally, the organization had $4.5 million in short term borrowings outstanding as of December 31, 2002.

     Total stockholders’ equity was $17.6 million as of December 31, 2002 and $13.7 million as of December 31, 2001. Book value per share increased from $6.49 in 2001 to $8.31 as of December 31, 2002.

     The net interest margin was 3.94% in 2002 which compares to 3.89% in 2001. In 2001, net interest margin was impacted by the effects of the interest rate cuts promulgated by the Federal Reserve Board. In late 2001 and into 2002, many of our funding sources repriced downward based upon the then current interest rate environment; as a result, we have seen a stable net interest margin in 2002, which compares favorably to prior year results.

     Bankshares is not aware of any current recommendations by any regulatory authorities, which, if implemented, would have a material effect on Bankshares’ liquidity, capital resources or results of operations.

Results of Operations

     Net Interest Income. Net interest income was $6.8 million in 2002 or $3.1 million greater than the 2001 level of $3.7 million. The increase is primarily attributable to the substantial increase in net earning assets. Since the fall of 2001, the Bank has consistently added municipal securities to its investment securities portfolio. On a fully taxable equivalent basis, the municipal securities contributed $422 thousand of tax equivalent interest income bringing total net interest income to $7.2 million for the year ended December 31, 2002.

     Non-interest Income. Total non-interest income amounted to $4.4 million in 2002 or $3.4 million greater than the 2001 level of $1.0 million. As part of the Bank’s overall asset and liability position, the Bank may sell investment securities to shorten or lengthen the duration of the investment portfolio. As a result of these efforts, the Bank may experience gains or losses on the sales of investment securities. As of December 31, 2002 the Bank generated $1.1 million on the sale of investment securities. The gains are part of the active investment portfolio management employed in the overall balance sheet management of the organization. Management periodically repositions the composition and duration of the portfolio during the risk management process of the organization. We recognized $3.0 million on the sale of mortgage loans compared to the $515 thousand level in 2001.

     Non-interest Expense. Total non-interest expense was $7.5 million in 2002 compared to $3.6 million in 2001. The increase is directly related to expansionary activities occurring in the organization. The largest component of non-interest expense is salaries and benefits. Salary and benefits expenses were $4.1 million or $2.5 million higher than the 2001 level of $1.6 million. As a growing organization, the Bank expanded its retail, commercial and private banking staffs to meet growth and profitability targets. Additionally, the salaries, commissions and benefits associated with the Bank’s new mortgage banking subsidiary contributed to the growth in salaries and other non-interest expense. Occupancy and furniture and equipment costs were up $389 thousand over the 2001 level of $504 thousand. Other operating expenses amounted to $2.5 million in 2002 compared to $1.4 million in 2001. In late 2001, we opened our Manassas Park Branch and in August 2002 we opened our Reston location. The costs associated with opening these locations increased our other operating expenses due to marketing and general branch openings programs. In addition, our professional fees rose due to costs incurred in the establishment of the holding company.

     Income Taxes. In 2002, the organization was fully taxable compared to the 2001 position of recording tax expense after the NOL was exhausted in the fourth quarter of 2001. As a result, the organization recorded an income tax expense of $839 thousand in 2002 compared to an income tax expense of $151 thousand in 2001. Our effective tax rates were 25.7% for the year ended December 31, 2002 and 16.5% for the year ended December 31, 2001.

     The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates(4)

	Period Ended December 31,

	2002			2001			2000

	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets:
Interest earning assets:
Investment securities	$87,184	$4,961	5.69%	$35,825	$2,189	6.11%	$11,158	$722	6.47%
Loans	81,612	5,538	6.79%	49,165	3,944	8.02%	33,047	3,107	9.40%
Federal funds sold	15,346	232	1.51%	9,038	340	3.76%	2,455	156	6.35%

Total interest earning assets	184,142	10,731	5.83%	94,028	6,473	6.88%	46,660	3,985	8.54%

Non-interest earning assets:
Cash and due from banks	10,678			6,277			2,215
Premises and equipment	832			476			400
Other assets	1,765			1,012			443
Less: allowance for loan losses	(778)			(512)			(332)

Total non-interest earning assets	12,497			7,253			2,726

Total Assets	$196,639			$101,281			$49,386

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$10,739	$177	1.65%	$7,355	$174	2.37%	$3,405	$89	2.61%
Money market deposit accounts	16,169	346	2.14%	10,369	345	3.33%	5,419	203	3.75%
Savings accounts	1,142	20	1.75%	719	18	2.50%	450	14	3.11%
Time deposits	49,554	1,705	3.44%	28,077	1,591	5.67%	14,925	834	5.59%

Total interest-bearing deposits	77,604	2,248	2.90%	46,520	2,128	4.57%	24,199	1,140	4.71%
FHLB Advances	10,500	365	3.48%	6,504	300	4.61%	1,240	80	6.45%
Other borrowings	33,348	858	2.57%	10,393	383	3.69%	6,720	395	5.88%

Total interest-bearing liabilities	121,452	3,471	2.86%	63,417	2,811	4.43%	32,159	1,615	5.02%

Non-interest bearing liabilities:
Demand deposits	58,652			29,174			10,025
Other liabilities	1,401			449			274

Total liabilities	181,505			93,040			42,458
Stockholders’ Equity	15,134			8,241			6,928

Total Liabilities and Stockholders’ Equity:	$196,639			$101,281			$49,386

Interest Spread			2.97%			2.45%			3.52%

Net Interest Margin		$7,260	3.94%		$3,662	3.89%		$2,370	5.08%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.
(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.
(3)	The bank had no nonaccruing loans for the periods presented.
(4)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis

	Years Ended December 31,			Years Ended December 31,
	2002 compared to 2001			2001 compared to 2000

	Change Due To:			Change Due To:

	Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate

	(Dollars in thousands)			(Dollars in thousands)
Interest Earning Assets:
Investments	$2,772	$2,912	$(140)	$1,467	$1,505	$(38)
Loans	1,594	2,077	(483)	837	1,197	(360)
Federal funds sold	(108)	(757)	649	184	217	(33)

Total Increase (Decrease) in Interest Income	4,258	4,232	26	2,488	2,919	(431)
Interest Bearing Liabilities:
Interest bearing deposits	120	251	(131)	988	1,005	(17)
Purchased funds	540	659	(119)	208	198	10

Total Increase (Decrease) in Interest Expense	660	910	(250)	1,196	1,203	(7)

Increase (Decrease) in Net Interest Income	$3,598	$3,322	$276	$1,292	$1,716	$(424)

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

     Management evaluates interest rate sensitivity on a periodic basis. As part of the evaluation, we review our “static” gap position. Business and pricing strategies are adjusted based upon management’s view of likely interest rate scenarios in conjunction with the current balance sheet structure.

     The following table illustrates our interest sensitivity gap position at December 31, 2002. This table presents a position that existed at one particular day, that changes continually and that is not necessarily indicative our position at any other time:

	Interest Sensitivity Analysis
	December 31, 2002

	Maturing or Repricing

	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total

	(Dollars in thousands)
Interest Earning Assets:
Investment securities	$1,963	$—	$13,504	$114,105	$129,572
Loans held for sale	37,134	—	—	—	37,134
Loans	38,913	5,621	30,874	7,378	82,786
Interest bearing deposits	200	—	—	—	200
Federal funds sold	10,127	—	—	—	10,127

Total interest earning assets	88,337	5,621	44,378	121,483	259,819
Interest bearing liabilities:
Interest-bearing demand deposits	17,484	—	—	—	17,484
Money market deposit accounts	17,341	—	—	—	17,341
Savings accounts & IRAs	3,030	—	—	—	3,030
Time deposits	14,628	38,518	11,060	5,214	69,420

Total interest-bearing deposits	52,483	38,518	11,060	5,214	107,275
FHLB Advances	7,500	—	—	3,000	10,500
Repos	29,982	—	—	—	29,982
Other borrowings	4,500	—	—	—	4,500

Total interest-bearing liabilities	94,465	38,518	11,060	8,214	152,257

Period Gap	$(6,128)	$(32,897)	$33,318	$113,269	$107,562

Cumulative Gap	$(6,128)	$(39,025)	$(5,707)	$107,562	$107,562

Cumulative Gap / Total Assets	-2.18%	-13.91%	-2.03%	38.33%	38.33%

(1)	Investment securities are reflected herein at amortized cost. The fair value is $1.4 million greater than the amortized cost.

     The cumulative negative gap position within one year was $39.0 million or 13.91% of total assets at December 31, 2002. The negative gap suggests that the net interest margin will increase in a market of falling interest rates, as liabilities will reprice faster than assets. This measurement technique is common in the financial services industry; however, it has limitations and is not the sole tool for measuring interest rate sensitivity.

     On a quarterly basis, we review our balance sheet on an “earnings credit” adjusted basis. This review of the balance sheet weights assets and liabilities that mature or reprice within one year. The assets and liabilities are weighted according to their specific correlation to movements in prime rate. An example of this is Federal Funds Sold, which is a market rate that directly correlates with the prime rate. This product has a 100% weighting. Another example is savings accounts. This deposit product has an administered rate that has little direct correlation to the prime rate. This product is weighted at 18%. Once the earnings credit adjusted gap position is compiled, we evaluate our interest rate risk position and take the steps to position the balance sheet appropriately in light of the view of interest rates. At December 31, 2002, the quarterly risk-adjusted balance sheet indicates that we are asset sensitive. An asset sensitive position means that we generally benefit from rising interest rates and suffer from declining interest rates.

     As part of our interest rate risk management, we typically use the investment portfolio to balance our interest rate exposure. We purchase or sell fixed or floating rate investment products with longer or shorter durations, as necessary. Additionally, the pricing of deposits is adjusted within the market area to favor money market or certificates of deposits depending on the need for floating or fixed rate liabilities. The pricing of loan products is a function of interest rate risk management strategies and the market conditions in the region. In many cases, interest rate risk pricing desires are not consistent with the general market which requires us to balance our interest rate risk through other products. An example of this is that in a declining rate environment, the loan customer typically prefers floating rate loans and banks typically desire fixed rate loans. In this example, we would add fixed rate securities or price money market deposits aggressively to balance the interest rate risk.

     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies our prudent in the base case of our modeling efforts as of the period end.

Analysis of Financial Condition

     Investment Securities. Investment securities available for sale amounted to $131.0 million as of December 31, 2002, a $69.6 million increase over the December 31, 2001 level of $61.4 million. A single investment of $100 thousand was classified as held to maturity as of December 31, 2002 and 2001.

     We generally classify investment securities as available-for-sale under the classifications required under Financial Accounting Standard Board Statement 115. The portfolio is used to manage excess liquidity and general liquidity needs as well as other rebalancing needs as required by the overall asset/liability position.

     The effects of unrealized gains (losses) on the portfolio were $1.4 million as of December 31, 2002 and ($744) thousand as of December 31, 2001.

     The investment portfolio as of December 31, 2002 contains callable US Agency securities, US Agency Collateralized Mortgage Obligations (“CMOs”), US Agency Mortgage Backed Securities, SBA securities, State and Municipal Bonds, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. Our investment strategy includes investments that provide cashflows, stable “locked out” fixed rate investments and callable securities. As part of the overall asset/liability strategy, fixed rate securities that provide an appropriate rate of return are purchased, consistent with the objective of maintaining portfolio duration in the 5 to 7 year range. We actively manage the portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are used to pledge for certain borrowing transactions.

     Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, callable agency securities listed above may be called by the issuer prior to the contractual maturity. The following table sets forth a summary of investment securities portfolio as of the periods indicated:

	Investment Securities

	December 31,

	2002	2001	2000

	(Dollars in thousands)
Available For Sale Securities
US Government Agency Securities	$52,393	$13,271	$13,046
US Government Agency CMOs	6,419	15,464	985
US Government Agency MBS	43,166	19,043	730
Municipal securities	26,744	11,586	—
FHLB & FRB Common Stock	1,738	953	309
Other investments	525	1,129	—

Total Available For Sale Securities	$130,985	$61,446	$15,070

Held To Maturity Securities Certificate of Deposit	$100	$100	$100

Total Held To Maturity Securities	$100	$100	$100

Total Investment Securities *	$131,085	$61,546	$15,170

*AFS investments at market value; HTM investments at cost basis.

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of December 31, 2002:

	Maturities of Investment Securities
	December 31, 2002

	(Dollars in thousands)
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Available For Sale Securities
US Government Agency Securities	$—	0.00%	$6,993	3.92%	$45,131	5.40%	$—	0.00%	$52,124	5.20%
US Government Agency CMOs**	—	0.00%	—	0.00%	—	0.00%	6,286	7.17%	6,286	7.17%
US Government Agency MBS**	—	0.00%	—	0.00%	8,888	4.86%	33,419	5.24%	42,307	5.16%
States & Municipal Securities*	—	0.00%	190	6.36%	—	0.00%	26,401	6.62%	26,591	6.62%
Other securities	—	0.00%	—	0.00%	—	0.00%	2,264	4.98%	2,264	4.98%

Total Available For Sale Securities	$—	0.00%	$7,183	3.98%	$54,019	5.31%	$68,370	5.94%	$129,572	5.57%

Held To Maturity Securities Certificate of Deposit	$100	1.35%	$—	0.00%	$—	0.00%	$—	0.00%	$100	1.35%

Total Held To Maturity Securities	$100	1.35%	$—	0.00%	$—	0.00%	$—	0.00%	$100	1.35%

* States & Municipal Securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
** Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

     Loans Held for Sale. In 2001, we established a mortgage banking subsidiary, Alliance Home Funding, LLC (“AHF”). As part of our business strategy to offer complementary services to clients while minimizing risk, all loans originated by AHF are presold to correspondent lenders. As of December 31, 2002, $37.1 million of Loans Held for Sale were part of our asset base, as compared to 2001, which was $9.9 million. Our business objective includes having the loans sold and funded within a 90 day period. In 2002, some loans took longer than the 90 day period to fund for a variety reasons.

     Loans. We grant mortgage, commercial, real estate and consumer loans in the normal course of business. The loan portfolio net of discounts and fees was $82.8 million as of December 31, 2002 or $29.9 million greater than the December 31, 2001 level of $52.9 million. The loan portfolio contains $63.3 million in real estate related loans as of December 31, 2002. The real estate loans include home equity loans, owner-occupied commercial real estate and residential construction loans. Approximately $16.5 million of the loan portfolio is represented by commercial loans. These loans are generally secured and include adequate cashflows to support repayment of the loans.

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	December 31,
	2002		2001		2000

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Commercial	$16,491	19.9%	$12,073	22.8%	$15,687	38.5%
Commercial real estate	24,710	29.9%	15,140	28.6%	9,719	23.8%
Real estate construction	11,111	13.4%	4,402	8.3%	4,670	11.4%
Residential real estate	27,438	33.1%	18,862	35.7%	8,680	21.3%
Consumer	3,036	3.7%	2,500	4.7%	2,062	5.1%
Other	—	0.0%	—	0.0%	—	0.0%
Less: unearned discount & fees	—	0.0%	(50)	-0.2%	(44)	-0.1%

Total loans	$82,786	100.0%	$52,927	100.0%	$40,774	100.0%

     The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2002:

	Loan Maturity Distribution
	December 31, 2002

	One Year	After One Year	After
	or Less	Through Five Years	Five Years	Total

	(Dollars in thousands)
Commercial	$12,174	$3,879	$438	$16,491
Real estate construction	8,466	2,282	363	11,111

Total	$20,640	$6,161	$801	$27,602

Loans with:
Fixed Rates	$6,116	$9,799	$5,625	$21,540
Variable Rates	41,768	18,940	538	61,246

Total	$47,884	$28,739	$6,163	$82,786

     Allowance for Loan Losses & Asset Quality. Asset quality remains strong. As of December 31, 2002 and 2001, we did not have any nonperforming assets. The allowance for loan losses was 1.29% or $1.1 million as of December 31, 2002 and 1.15% or $610 thousand as of December 31, 2001. (The ratios exclude loans held for sale). Net charge-offs were $22 thousand in 2002, as compared to $9 thousand in 2001. As part of our routine credit administration process, we engage an outside consulting firm to review the Bank’s loan portfolio at least annually. The information garnered from the review is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses.

     Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. The Bank closely monitors individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to the organization. The Bank maintains a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by the Bank and general economic conditions.

     In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the organization, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of probable losses, which had been incurred in the loan portfolio as of December 31, 2002.

     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Allowance for Loan Losses

		December 31,
	2002	2001	2000

	(Dollars in thousands)
Balance, beginning of period	$610	$430	$220
Provision for loan losses	478	189	210
Chargeoffs:
Commerical	16	0	0
Consumer	11	9	0

Total chargeoffs	27	9	0
Recoveries:
Consumer	5	0	0

Total recooveries	5	0	0

Net chargeoffs	22	9	0

Balance, end of period	$1,066	$610	$430

Allowance for loan losses to total loans	1.29%	1.15%	1.05%
Allowance for loan losses to non-accrual loans	N/A	N/A	N/A
Allowance for loan losses to non-performing assets	N/A	N/A	N/A
Net chargeoffs to average loans	0.03%	0.02%	N/A

     A breakdown of the allowance for loan losses is provided in the following table. However, management does not believe that the allowance for loan losses can be fragmented by category with any precision that would be useful to investors. The breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance for loan losses as a whole. Because all of these factors are subject to change, the breakdown is not necessarily indicative of the category of future loan losses.

	Allocation of the Allowance for Loan Losses

		December 31,
	2002	2001	2000

	(Dollars in thousands)
Commercial	$350	$150	$150
Commercial real estate	275	175	100
Real estate construction	150	75	50
Residential real estate	191	150	80
Consumer	100	60	50

Total loans	$1,066	$610	$430

     Deposits. The Bank seeks deposits within the market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. As of December 31, 2002, the deposit portfolio grew to $216.0 million, a $108.4 million increase over the December 31, 2001 level of $107.6 million. The organization has seen growth in several key categories over the periods compared. Demand deposits, NOW, Money Market and Certificates of Deposit have all grown in proportion to the overall Bank. The effects of several key deposit gathering initiatives have allowed the Bank’s deposit and customer base to continually expand.

     From time to time, we will gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow the organization to fund loan and investment growth with a minimal impact on overall sales efforts. As of December 31, 2002, the Bank had $23.9 million in such deposits compared to $3.0 million as of December 31, 2001. The balance of $23.9 million is made up of two types of “brokered” deposits. We had $6.0 million as of December 31, 2002 and $3.0 million as of December 31, 2001, of brokered deposits that relate to a government program. Additionally, we had $17.9 million in brokered deposits that were issued as part of a marketing program by a licensed by broker. The $17.9 million is made up of two certificates of deposits. The first $11 million matures in January 2003, and the balance matures in August 2003. In the competitive environment in the Washington, DC metropolitan region, brokered deposits offer a reasonable funding alternative for the organization and are solid support for our expanding franchise. As market conditions warrant and the balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.

     The following table details the average amount of, and the average rate paid on, the following primary deposit categories for the periods indicated:

	Average Deposits and Average Rates Paid

	Years Ended December 31,
	2002			2001			2000

	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
Interest bearing liabilities:	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest-bearing demand deposits	$10,739	$177	1.65%	$7,355	$174	2.37%	$3,405	$89	2.61%
Money market deposit accounts	16,169	346	2.14%	10,369	345	3.33%	5,419	203	3.75%
Savings accounts	1,142	20	1.75%	719	18	2.50%	450	14	3.11%
Time deposits	49,554	1,705	3.44%	28,077	1,591	5.67%	14,925	834	5.59%

Total interest-bearing deposits	77,604	$2,248	2.90%	46,520	$2,128	4.57%	24,199	$1,140	4.71%

Non-interest bearing deposits	58,652			29,174			10,025

Total deposits	$136,256			$75,694			$34,224

     The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2002:

	Certificate of Deposit Maturity Distribution

	December 31, 2002

	Three Months	Three Months to	Over
	or Less	Twelve Months	Twelve Months	Total

	(Dollars in thousands)
Certificates of deposit:
Less than $100,000	$13,047	$14,688	$5,933	$33,668
Greater than or equal to $100,000	2,331	23,829	10,341	36,501

Total	$15,378	$38,517	$16,274	$70,169

     Purchased Funds. The Bank offers customer repos to commercial customers and affluent individuals. The customer repos are offered for convenience and security to larger clients. Customer repos amounted to $29.5 million as of December 31, 2002 compared to $12.0 million as of December 31, 2001. We do not have any open wholesale repos with broker dealers.

     The Bank began using FHLB advances in May 2000 as a funding source. As of December 31, 2002 and 2001, three term advances amounting to $10.5 million were outstanding. As of December 31, 2002, the organization had $4.5 million in short term borrowings. Additionally, the Bank participates in the Note Option Treasury, Tax & Loan (“TT&L”) program with the Federal Reserve Bank. This program allows the Bank to collect tax deposits from Bank customers. Periodically, the Federal Reserve Bank will reduce TT&L holdings in participating banks based on the overall monetary policy in place at the time. The Bank established a TT&L ceiling of $500 thousand with the Federal Reserve Bank.

     An analysis of the purchased funds distribution is presented below for the periods indicated:

	Purchased Funds Distribution

		December 31,
	2002	2001	2000

	(Dollars in thousands)
At Period End
FHLB Advances	$10,500	$10,500	$2,000
Customer repos	29,517	12,019	5,642
Other borrowed funds	4,965	196	230

Total at period end	$44,982	$22,715	$7,872

Average Balances
FHLB Advances	$10,500	$6,504	$1,240
Customer repos	25,235	8,621	4,936
Other borrowed funds	8,113	1,772	1,784

Total average balance	$43,848	$16,897	$7,960

Average rate paid on all borrowed funds, end of period	2.50%	3.14%	5.99%

Average rate paid on all borrowed funds,during the period	2.79%	4.04%	5.97%

Maximum outstanding during period	$48,917	$23,483	$15,388

     Liquidity. The overall asset/liability strategy of the organization takes into account the need for the Bank to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the Bank’s liquidity position daily in conjunction with the Federal Reserve position monitoring. The Bank has unsecured and secured credit lines available from several correspondent banks. Additionally, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta on a short or long term basis. The credit facilities are used in conjunction with the Bank’s normal deposit strategies, which include pricing changes to increase deposits as necessary. We can sell or pledge investment securities to create additional liquidity for the Bank. From time to time the Bank may sell or participate out loans to create additional liquidity as required.

     Capital. The Bank is considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. The stockholders’ equity of Bankshares amounted to $17.6 million as of December 31, 2002 and $13.7 million as of December 31, 2001. Book value per share increased from $6.49 in 2001 to $8.31 as of December 31, 2002. The increase is directly related to the earnings of $2.422 million and the change in the position of the FAS 115 mark to mark of the investment portfolio. As of December 31, 2002, the net unrealized gain amounted to $934 thousand compared to a loss of $491 thousand as of December 31, 2001.

     Bankshares’ ability to pay cash dividends is restricted by banking regulations. Bankshares has not declared or paid cash dividends since inception. It is our general policy to retain earnings to support future organizational growth.

     Bankshares is considered “well capitalized” as of December 31, 2002 and 2001. The following table shows our capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis

	December 31,

	2002	2001	2000

	(Dollars in thousands)
Tier 1 Capital:
Common stock	$8,460	$8,460	$3,328
Capital surplus	5,770	5,770	4,896
Retained earnings	2,404	(18)	(781)
Less: disallowed assets	—	(100)	(100)

Total tier 1 capital	16,634	14,112	7,343
Tier 2 Capital:
Allowance for loan losses	1,066	610	430

Total Risk Based Capital	$17,700	$14,722	$7,773

Risk weighted assets	$135,629	$82,478	$46,295

Quarterly average assets	$258,344	$134,541	$62,183

				Regulatory
Capital Ratios:				Minimum
Tier 1 risk based capital ratio	12.3%	17.1%	15.9%	4.0%
Total risk based capital ratio	13.1%	17.8%	16.8%	8.0%
Leverage ratio	6.4%	10.5%	11.8%	4.0%
Equity to assets ratio	6.3%	9.5%	10.6%	N/A

Return on Average Assets and Average Equity

     The ratio of net income to average equity and average assets and certain other ratios are as follows:

Return on Average Assets and Return on Average Equity

		December 31,
	2002	2001	2000

Average total assets	$196,639	$101,281	$49,386

Average stockholders’ equity	$15,134	$8,241	$6,928

Net income (loss)	$2,422	$763	$194

Cash dividends declared	$—	$—	$—

Return (loss) on average assets	1.23%	0.76%	0.39%

Return (loss) on average shareholders’ equity	16.00%	9.26%	2.80%

Average stockholders’ equity to average total assets	7.70%	8.14%	14.03%

Impact of Inflation and Changing Prices and Seasonality

     The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation.

Recent Accounting Pronouncements

     Please see note 2 to Bankshares’ audited financial statements for the year ended December 31, 2002, contained in Item 7 of this Form 10-KSB, for a discussion of the recent accounting pronouncements and their expected impact on Bankshares.

Item 7. Financial Statements

INDEPENDENT AUDITOR’S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
   ALLIANCE BANKSHARES CORPORATION
      Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Alliance Bankshares Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the three years ended December 31, 2002. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bankshares Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.
Winchester, Virginia
January 28, 2003

Alliance Bankshares Corporation
Consolidated Balance Sheets
December 31, 2002 and 2001

(Dollars in thousands)	2002	2001

ASSETS
Cash and due from banks	$17,215	$8,265
Federal funds sold	10,127	10,614
Securities available-for-sale, at fair value	130,985	61,446
Securities held-to-maturity, at amortized cost	100	100
Loans held for sale	37,134	9,935
Loans, net of discount	82,786	52,927
Less: allowance for loan losses	(1,066)	(610)
Loans, net	81,720	52,317
Premises and equipment, net	1,281	718
Accrued interest and other assets	2,063	1,425

TOTAL ASSETS	$280,625	$144,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$108,691	$56,997
Savings and NOW deposits	19,765	9,910
Money market deposits	17,341	12,517
Other time deposits	70,169	28,178

Total deposits	215,966	107,602
Repurchase agreements, federal funds purchased and other borrowings	34,482	12,215
Federal home loan bank advances	10,500	10,500
Other liabilities	2,109	782
Commitments and contingent liabilities	- -	- -

Total liabilities	263,057	131,099
STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized; 2,115,102 shares issued and outstanding at December 31, 2002 and 2001	8,460	8,460
Capital surplus	5,770	5,770
Retained earnings (deficit)	2,404	(18)
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	934	(491)

Total stockholders’ equity	17,568	13,721

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,625	$144,820

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000

INTEREST INCOME:
Loans	$5,538	$4,000	$3,135
Investment securities	4,539	2,137	722
Federal funds sold	232	340	156

Total interest income	10,309	6,477	4,013
INTEREST EXPENSE:
Savings and NOW deposits	197	192	103
Other time deposits	1,705	1,591	834
Money market deposits	346	345	203
Purchased funds	1,223	683	475

Total interest expense	3,471	2,811	1,615

Net interest income	6,838	3,666	2,398
Provision for loan losses	478	189	210

Net interest income after provision for loan losses	6,360	3,477	2,188
OTHER INCOME:
Deposit account service charges	114	85	38
Gain on loan sales	2,995	515	- -
Gain on sale of securities available for sale	1,122	255	- -
Other operating income	125	145	75

Total other income	4,356	1,000	113
OTHER EXPENSES:
Salaries and employee benefits	4,054	1,641	1,005
Occupancy expense	538	236	176
Equipment expense	355	268	167
Operating expenses	2,508	1,418	933

Total other expenses	7,455	3,563	2,281

INCOME BEFORE INCOME TAXES	3,261	914	20
Income tax expense (benefit)	839	151	(174)

NET INCOME	$2,422	$763	$194

Net income per common share, basic	$1.15	$0.57	$0.16

Net income per common share, diluted	$1.11	$0.55	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands, except share data)

				Accumulated
			Retained	Other	Comprehensive	Total
	Common	Capital	Earnings	Comprehensive	Income	Stockholders’
	Stock	Surplus	(Deficit)	Income (loss)	(Loss)	Equity

BALANCE, DECEMBER 31, 1999	$3,328	$4,896	$(975)	$(307)		$6,942
Comprehensive income:
Net income	- -	- -	194		$194	194
Other comprehensive income, net of tax, unrealized holding gains on securities available for sale	- -	- -	- -	203	203	203

Total comprehensive income	- -	- -	- -	- -	$397	- -

BALANCE, DECEMBER 31, 2000	3,328	4,896	(781)	(104)		7,339
Comprehensive income:
Net income	- -	- -	763	- -	$763	763
Other comprehensive income, net of tax:
unrealized holding losses on securities available for sale, net of tax of $113	- -	- -	- -	- -	(219)	- -
Less: reclassification adjustment, net income taxes of $87					(168)	- -

Other comprehensive income, net of tax	- -	- -	- -	(387)	(387)	(387)

Total comprehensive income	- -	- -	- -	- -	$376

Stock dividend in the form of a three-for-two stock split	1,670	(1,670)	- -	- -		- -
Exercise of stock options	12	18	- -	- -		30
Issuance of 862,500 shares of common stock	3,450	2,526	- -	- -		5,976

BALANCE, DECEMBER 31, 2001	8,460	5,770	(18)	(491)		13,721
Comprehensive income:
Net income	- -	- -	2,422		$2,422	2,422
Other comprehensive income, net of tax:
unrealized holding gains on securities available for sale, net of tax of $1,116	- -	- -	- -	- -	2,166	- -
Less: reclassification adjustment, net income taxes of $381					(741)	- -

Other comprehensive income, net of tax	- -	- -	- -	1,425	1,425	1,425

Total comprehensive income	- -	- -	- -	- -	$3,847	- -

BALANCE, DECEMBER 31, 2002	$8,460	$5,770	$2,404	$934		$17,568

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,422	$763	$194
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	701	484	125
Provision for loan losses	478	189	210
Origination of loans held for sale	(156,261)	(29,613)	- -
Proceeds from sale of loans held for sale	132,057	19,650	- -
Gain on loan sales	(2,995)
Gain on sale of securities available-for-sale	(1,122)	(255)	- -
Deferred tax expense (benefit)	(112)	(122)	87
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(1,258)	(223)	(602)
Other liabilities	1,327	214	448

Net cash provided by (used in) operating activities	(24,763)	(8,913)	462

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	487	(2,444)	(8,170)
Purchase of securities available-for-sale	(193,404)	(80,990)	(7,082)
Proceeds from sale of securities available-for-sale	95,074	28,661	- -
Proceeds from calls and maturities of securities available-for-sale	21,026
Paydowns on securities available-for-sale	10,696	5,290	308
Net increase in loan portfolio	(29,881)	(12,154)	(18,828)
Purchase of premises and equipment	(916)	(494)	(271)

Net cash (used in) investing activities	(96,918)	(62,131)	(34,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in:
Non-interest bearing deposits	51,694	37,434	15,372
Savings and NOW deposits	9,855	5,236	2,051
Money market deposits	4,824	6,408	1,232
Other time deposits	41,991	4,800	14,776
Repurchase agreements, federal funds purchased and other borrowings	22,267	6,343	1,713
FHLB Advances	- -	8,500	2,000
Proceeds from exercise of stock options	- -	30	- -
Proceeds from issuance of common stock	- -	5,976	- -

Net cash provided by financing activities	130,631	74,727	37,144

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,950	3,683	3,563
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,265	4,582	1,019

CASH AND CASH EQUIVALENTS, END OF YEAR	$17,215	$8,265	$4,582

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

(Dollars in Thousands, except per share data)

1.	ORGANIZATION

On August 16, 2002, pursuant to an Agreement and Plan of Reorganization dated May 22, 2002 (the “Agreement”) between Alliance Bankshares Corporation (“Bankshares”) and Alliance Bank Corporation (the “Bank”), and approved by the shareholders of the Bank at an annual meeting held on July 30, 2002, the shareholders of the Bank exchanged their common stock for common stock of Bankshares. On the same date, the reorganization was completed and the Bank became a wholly owned subsidiary of Bankshares. The 2,115,102 shares of common stock of the Registrant issued in connection with the reorganization were exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3(a)(12) of the Act. The Bank is headquartered in Fairfax County, Virginia where it also operates its main office. During the period July 24, 1996, the date of incorporation, to June 25, 1998, the date the Bank received the charter from The Bureau of Financial Institutions of the State of Virginia, the Bank devoted its efforts to activities necessary to commence operations as a bank. The Bank commenced regular operations on November 16, 1998 and is primarily supervised by the Federal Reserve Board. The period from June 25, 1996 to November 15, 1998 is referred to herein as the development stage. During the development stage, the Bank’s activities included among other things, raising capital, obtaining a bank charter, arranging the Bank’s facilities, and developing the Bank’s clientele. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in Northern Virginia.

In March 2001, the Bank formed Alliance Home Funding, LLC (“AHF”). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originates residential mortgages for subsequent sale. AHF does not maintain the servicing rights on mortgages sold.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation – The consolidated financial statements include the accounts of Bankshares and its wholly-owned subsidiary, the Bank. All significant inter-company balances and transactions have been eliminated in consolidation.

Business – The Bank is a state-chartered commercial bank. We provide a broad array of commercial, retail and mortgage banking services and products to clients located in Northern Virginia and the greater Washington, D.C. Metropolitan area

Use of estimates – In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate and deferred tax assets.

Cash and cash equivalents – For the purposes of the consolidated Statements of Cash Flows, Bankshares has defined cash and cash equivalents as those amounts included in the balance sheet caption “Cash and due from banks.”

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Securities – Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. At December 31, 2002 and 2001, Bankshares held no trading securities.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held For Sale – Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans – Bankshares grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans throughout the Washington, DC metropolitan area. The ability of Bankshares’ debtors to honor their contracts is dependent upon the real estate and general economic conditions of the lending area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the life of the loan or currently upon the sale or repayment of a loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Bankshares does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and equipment – Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment are depreciated over their estimated useful lives; leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation and amortization are recorded on the accelerated and straight-line methods.

Costs of maintenance and repairs are charged to expense as incurred. Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate.

Income taxes – Bankshares uses the liability (or balance sheet) approach in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Repurchase agreements – Bankshares routinely enters into repurchase agreements with customers. As part of the repurchase agreements, Bankshares uses marketable investment securities from its investment portfolio as collateral for the customer agreements. The repurchase agreements bear interest at a market rate.

Stock-based compensation – At December 31, 2002, Bankshares has a stock-based employee compensation plan, which is described more fully in Note 19. Bankshares accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if Bankshares had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	December 31,

	2002	2001	2000

Net income, as reported	$2,422	$763	$194
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net	(128)	(154)	(466)

Pro forma net income	$2,294	$609	$(272)

Earnings per share:
Basic, as reported	$1.15	$0.57	$0.16

Basic, pro forma	$1.08	$0.45	$(0.22)

Diluted, as reported	$1.11	$0.55	$0.16

Diluted, pro forma	$1.05	$0.44	$(0.21)

Earnings per share – Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury method.

Off-balance-sheet instruments – In the ordinary course of business, Bankshares has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and rate lock commitments. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Advertising and marketing expense – Advertising and marketing costs are expensed as incurred. Advertising and marketing costs as of December 31, 2002, 2001 and 2000 were $206, $143 and $122,respectively.

Reclassifications – Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Account Pronouncements – In December 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, to reconcile and conform the accounting and financial reporting provisions established by various AICPA industry audit guides. This Statement is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001, and did not have a material impact on Bankshares’ consolidated financial statements.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

On March 13, 2002, the Financial Accounting Standard Board determined that commitments for the origination of mortgage loans that will be held for sale must be accounted for as derivatives instruments, effective for fiscal quarters beginning after April 10, 2002. The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered derivatives. Accordingly, these commitments, including any fees received from the potential borrower, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. The cumulative effect of adopting Statement No. 133 for rate lock commitments as of December 31, 2002, was not material. Bankshares originally adopted Statement No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001.

In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The amendment to Statement 13 eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002, with early application encouraged.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recognition of a liability, when incurred, for costs associated with an exit or disposal activity. The liability should be measured at fair value. The provisions of the Statement are effective for exit or disposal activities initiated after December 31, 2002.

Effective January 1, 2002, Bankshares adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, Statement 142 requires that acquired intangible assets (such as core deposit intangibles) be separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their estimated useful life. Branch acquisition transactions were outside the scope of the Statement and therefore any intangible asset arising from such transactions remained subject to amortization over their estimated useful life.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, Acquisitions of Certain Financial Institutions. The Statement amends previous interpretive guidance on the application of the purchase method of accounting to acquisitions of financial institutions, and requires the application of Statement No. 141, Business Combinations, and Statement No. 142 to branch acquisitions if such transactions meet the definition of a business combination. The provisions of the Statement do not apply to transactions between two or more mutual enterprises. In addition, the Statement amends Statement No. 144, Accounting for the Impairment of Long-Lived Assets, to include in its scope core deposit intangibles of financial institutions. Accordingly, such intangibles are subject to a recoverability test based on undiscounted cash flows, and to the impairment recognition and measurement provisions required for other long-lived assets held and used.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The adoption of Statement No. 144, 145, 146 and 147 did not have a material impact on Bankshares consolidated financial statements.

The Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement No. 123, in December 2002. The Statement amends Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects of stock options in interim financial information. The amendments to Statement No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendments to APB No. 28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged for both amendments. The Corporation continues to record stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, and has not adopted the alternative methods allowable under Statement No. 148.

3.	INVESTMENT SECURITIES

The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2002 are summarized as follows:

	Amortized	Unrealized
						Fair
	Cost	Gains		Losses		Value

Available-for-sale securities:
U.S. Government corporations and agencies	$52,124		$381		$(112)	$52,393
U.S. Government agency CMOs	6,286		133		- -	6,419
U.S. Government agency MBS	42,308		859		(1)	43,166
Municipal securities	26,591		250		(97)	26,744
Other securities	470		- -		- -	470
Restricted stocks:
Community Bankers Bank	55		- -		- -	55
Federal Reserve Bank	428		- -		- -	428
Federal Home Loan Bank	1,310		- -		- -	1,310

Total	$129,572		$1,623		$(210)	$130,985

Held-to-maturity securities:
Certificate of deposit	$100	$	- -	$	- -	$100

Total	$100	$	- -	$	- -	$100

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2001 are summarized as follows:

		Unrealized
	Amortized					Fair
	Cost	Gains		Losses		Value

Available-for-sale securities:
U.S. Government corporations and agencies	$13,291		$20		$(40)	$13,271
U.S. Government agency CMOs	15,334		156		(26)	15,464
U.S. Government agency MBS	19,142		50		(149)	19,043
Municipal securities	12,316		- -		(730)	11,586
Other securities	1,135		- -		(25)	1,110
Restricted stocks:
Community Bankers Bank	19		- -		- -	19
Federal Reserve Bank	428		- -		- -	428
Federal Home Loan Bank	525		- -		- -	525

Total	$62,190		$226		$(970)	$61,446

Held-to-maturity securities:
Certificate of deposit	$100	$	- -	$	- -	$100

Total	$100	$	- -	$	- -	$100

The amortized cost and fair value of securities as of December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issues may have the right to call or prepay obligations without any penalties. Management expects these securities to prepay or be called prior to their contractual maturity.

	Available-for-Sale Securities		Held-to-Maturity Securities

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due after one year through five years	$7,183	$7,275	$100	$100
Due after five years through ten years	54,019	54,302	- -	- -
Due after ten years	68,370	69,408	- -	- -

Total	$129,572	$130,985	$100	$100

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Proceeds from sales and calls of securities available for sale were $95.1 million and $28.7 million for the years ended December 31, 2002 and 2001, respectively. Gross gains of $1.2 million and $262 thousand and gross losses of $83 thousand and $7 thousand were realized on these sales during 2002 and 2001, respectively. The tax provision applicable to these net realized gains amounted to $381 thousand and $87 thousand, respectively. There were no sales of securities available for sale in 2000.

At December 31, 2002 and 2001, securities with a carrying value of $62,870 and $34,452 respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank advances, public deposits and for other purposes required or permitted by law.

4.	LOANS

Loans are summarized as follows at December 31:

	2002	2001

Real estate:
Residential real estate	$27,438	$18,862
Commercial real estate	24,710	15,140
Construction	11,111	4,402

Total real estate	63,259	38,404
Commercial	16,491	12,073
Consumer	3,036	2,500

Gross loans	82,786	52,977
Less: unearned discounts and fees	- -	(50)
Less: allowance for loan losses	(1,066)	(610)

Net loans	$81,720	$52,317

5.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows for the year ended December 31:

There were no impaired loans or loans past due 90 days and still accruing as of at December 31, 2002, 2001 or 2000.

	2002	2001

Balance, beginning of year	$610	$430
Provision for loan losses	478	189
Loans charged off	(27)	(9)
Recoveries of loans charged off	5	- -

Net charge-offs	(22)	(9)

Balance, end of year	$1,066	$610

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31:

	2002	2001

Leasehold improvements	$434	$265
Furniture, fixtures and equipment	1,605	864

	2,039	1,129
Less: accumulated depreciation and amortization	(758)	(411)

Premises and equipment, net	$1,281	$718

Depreciation and amortization charged to operations in 2002, 2001 and 2000 totaled $353, $205 and $125, respectively.

7.	FEDERAL HOME LOAN BANK ADVANCES

Bankshares’ variable and fixed-rate debt of $10,500 at December 31, 2002 and 2001 matures through 2011. Two of the advances have variable interest rates. One of the variable rate advances adjusts quarterly based on the London Interbank Offered Rate (LIBOR) minus .23 basis points with a maximum rate reduction of .20 basis points per quarter. The remaining variable rate advance adjusts quarterly based on LIBOR plus 3 basis points. Bankshares also has one fixed-rate advance with an interest rate of 4.52%. At December 31, 2002, the interest rates ranged from 1.4300 % to 5.7288%. At December 31, 2002, the weighted average interest rate was 2.979%.

Advances on the line are secured by securities with a book value of approximately $23,482 at December 31, 2002. The amount of the available credit is limited to $8,084. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The contractual maturities of Federal Home Loan Bank advances are as follows:

2003	$7,500
2011	3,000

Total	$10,500

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

8.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2002	2001	2000

Current	$951	$273	$	- -
Deferred tax provision (benefit)	(112)	42		87
Adjustment to valuation allowance	- -	(164)		(261)

Provision (benefit)	$839	$151		$(174)

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2002	2001	2000

Computed at the expected statutory rate	$1,109	$311	$7
Tax exempt income, net	(302)	(34)	- -
Other	32	38	11
Provision (benefit) associated with the change in unrealized loss on securities available-for-sale	- -	- -	69
Adjustment to valuation allowance	- -	(164)	(261)

Provision (benefit)	$839	$151	$(174)

The components of the net deferred tax assets and liabilities are as follows:

	2002	2001

Deferred tax assets:
Bad debt expense	$346	$190
Deferred rent	15	- -
Deferred loan fees	- -	17
Depreciation and amortization	- -	5
Organizational costs	23	49
Unrealized loss on securities available-for-sale	- -	253

	384	514

Deferred tax liabilities:
Deferred loan fees (costs)	1	- -
Depreciation and amortization	10	- -
Unrealized gain on securities available-for-sale	481	- -

	492	- -

Net deferred tax assets (liabilities)	$(108)	$514

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

9.	OPERATING EXPENSES

The components of other operating expenses for the years ended December 31, were as follows:

	2002	2001	2000

Business development	$465	$327	$214
Office expense	518	348	157
Operations expense	565	320	241
Audits and examinations	59	31	30
Risk management	45	25	21
Professional fees	596	260	191
Other	260	107	79

Total	$2,508	$1,418	$933

10.	RELATED PARTY TRANSACTIONS AND LETTERS OF CREDIT

Bankshares grants loans and letters of credit to its executive officers, directors and their affiliated entities. Such loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features.

The aggregate amount of such loans outstanding at December 31, 2002 and 2001 was approximately $914 and $899 respectively. During 2002, new loans and line of credit advances to such related parties amounted to $760 and payments amounted to $746.

Bankshares’ leasehold improvements were performed by construction companies, which are owned and operated by members of the Board of Directors. Total leasehold improvement costs incurred under the contract were $279 and $170, respectively as of December 31, 2002 and 2001. $147 of current year costs were reimbursed to Bankshares by the landlord as tenant improvements.

Bankshares maintains deposit accounts with some of its executive officers, directors and their affiliated entities. Such deposit accounts at December 31, 2002 and 2001 amounted to $5,341 and $7,609, respectively.

11.	COMMITMENTS AND CONTINGENCIES

As members of the Federal Reserve System, Bankshares is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2002 and 2001, the aggregate amounts of daily average required balances were $7,719 and $674, respectively.

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. Bankshares does not anticipate losses as a result of these transactions. See Note 14 with respect to financial instruments with off-balance-sheet risk. Bankshares is obligated under several operating leases, with initial terms of three to ten years, for its office locations and branch sites.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Total rental expense for the occupancy lease for the year ended December 31, 2002, 2001 and 2000 was $382, $175 and $143, respectively. Bankshares also leases office equipment and vehicles pursuant to operating leases with various expiration dates. Total rental expense for office equipment and vehicles for the year ended December 31, 2002, 2001 and 2000 was $72, $34 and $32, respectively.

At December 31, 2002, minimum annual rental commitments under these leases are as follows:

2003	$524
2004	509
2005	511
2006	523
2007	432
Thereafter	978

Total	$3,477

In January 2003, Bankshares signed a lease for a future branch site. The lease commencement date is January 2003 with rent commencing June 2003 or upon obtaining the occupancy permit, whichever occurs first. The lease has a ten-year term with two five-year renewal options and annual rent of approximately $107 plus 3.0% annual increases. Bankshares has two five-year renewal options.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Cash Flow Information:

	2002	2001	2000

Interest paid during the year	$3,107	$2,832	$1,489

Income taxes paid during the year	$487	$—	$—

Supplemental Disclosures of Noncash Activities:

Fair value adjustment for securities	$2,157	$640	$203

13.	DEPOSITS

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2002 and 2001 was $36,501 and $16,157, respectively.

At December 31, 2002, the scheduled maturities of time deposits (in thousands) are as follows:

2002	$53,896
2003	9,228
2004	1,831
2005	1,483
2006	3,731

Total	$70,169

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

14.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Bankshares is party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bankshares’ exposure to credit loss is represented by the contractual amount of these commitments. The Bankshares follows the same credit policies in making commitments and as it does for on-balance-sheet instruments.

At December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2002	2001

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$22,332	$11,035
Standby letters of credit	751	1,297

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Bankshares evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Bankshares, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which Bankshares is committed.

Standby letters of credit are conditional commitments issued by Bankshares to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Bankshares generally holds collateral supporting those commitments if deemed necessary.

At December 31, 2002, Bankshares had rate lock commitments to originate mortgage loans including loans held for sale of $37.1 million. It is management’s intent to enter into corresponding commitments, on a best-efforts basis, to sell these loans to third-party investors.

From time to time Bankshares will enter into forward purchase agreements for investment securities. These purchases generally will settle within 90 days of the end of the reporting period. As of December 31, 2002, Bankshares entered into various forward purchase commitments amounting to $16,050.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Bankshares maintains cash accounts and Federal funds sold in other commercial banks. The amount on deposit with correspondent institutions, including Federal funds sold at December 31, 2002, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $10,156.

15.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Substantially all of Bankshares’s loans, commitments and standby letters of credit have been granted to customers located in the Washington, DC metropolitan area. The concentrations of credit by type of loan are set forth in Note D.

16.	EMPLOYEE BENEFITS

Bankshares has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate immediately on employment provided they are age 21 or older. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. Bankshares currently matches 50% of employee contributions up to 6%. Matching contributions totaled $29 and $10, for the years ended December 31, 2002 and 2001, respectively. Bankshares may also make, but is not required to make, a discretionary contribution for each participant. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. No contributions were made by Bankshares during the years ended December 31, 2002 and 2001.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, Short-Term Investments and Federal Funds Sold

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Held for Sale

Fair value is based on selling price arranged by arms-length contracts with third parties.

Loan Receivables

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Accrued Interest

The carrying amounts of accrued interest approximate fair value.

Deposit Liabilities

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analysis based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.

Federal Home Loan Bank Advances

The fair values of Bankshares’ Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

At December 31, 2002 and 2001, the carrying amounts of loan commitments and standby letters of credit approximated fair values.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The estimated fair values of Bankshares’ financial instruments are as follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and short-term investments	$17,215	$17,215	$8,265	$8,265
Federal funds sold	10,127	10,127	10,614	10,614
Securities	131,085	131,085	61,546	61,546
Loans, net	81,720	82,084	52,317	52,575
Loans held for sale	37,134	37,134	9,935	9,935
Accrued interest receivable	1,563	1,563	738	738
Financial liabilities:
Noninterest-bearing deposit	$108,691	$108,691	$56,997	$56,997
Interest-bearing deposits	107,275	107,652	50,605	51,333
Short-term borrowings	34,482	34,487	12,215	12,222
FHLB advances	10,500	10,558	10,500	10,755
Accrued interest payable	484	484	120	120

Bankshares assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of Bankshares’ financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to Bankshares. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate Bankshares’ overall interest rate risk.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

18.	REGULATORY MATTERS

The Bank, as a state bank, is subject to the dividend restrictions set forth by the Bureau of Financial Institutions of the Commonwealth of Virginia (the “Bureau”). Under such restrictions, the Bank may not, without the prior approval of the Bureau, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. As of December 31, 2002 and 2001, the Bank did not declare dividends.

As a member of the Federal Reserve Bank system, the Bank is required to subscribe to shares of $100 par value Federal Reserve Bank stock equal to 6% of the Bank’s capital and surplus. The Bank is only required to pay for one-half of the subscription. The remaining amount is subject to call when deemed necessary by the Board of Governors of the Federal Reserve.

Bankshares (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines Bankshares and the Bank’s regulatory framework for prompt corrective action, Bankshares and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt correction action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that Bankshares and the Bank meet all capital adequacy requirements to which it is subject.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Bankshares and the Bank’s actual capital amounts and ratios are also presented in the table below (in thousands).

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002:
Total Capital (to Risk Weighted Assets) Consolidated	$17,700	13.1%	$10,850	8.0%	$13,563	10.0%
Alliance Bank Corporation	$17,700	13.1%	$10,850	8.0%	$13,563	10.0%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$16,634	12.3%	$5,425	4.0%	$8,138	6.0%
Alliance Bank Corporation	$16,634	12.3%	$5,425	4.0%	$8,138	6.0%
Tier 1 Capital (to Average Assets) Consolidated	$16,634	6.5%	$10,334	4.0%	$12,917	5.0%
Alliance Bank Corporation	$16,634	6.5%	$10,334	4.0%	$12,917	5.0%
As of December 31, 2001:
Total Capital (to Risk Weighted Assets)	$14,722	17.9%	$6,598	8.0%	$8,248	10.0%
Tier 1 Capital (to Risk Weighted Assets)	$14,112	17.1%	$3,299	4.0%	$4,949	6.0%
Tier 1 Capital (to Average Assets)	$14,112	10.5%	$5,382	4.0%	$6,732	5.0%

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

19.	STOCK OPTION PLAN

Effective June 30, 1999 the Bank established an incentive and non-qualified stock option plan. The plan is administered by the Board of Directors of the Corporation acting upon recommendations made by the Stock Option Committee appointed by the Board. The plan is currently authorized to grant a maximum of 363,000 shares to directors, key employees and consultants. The options are granted at the fair market value of the Corporation’s common stock at the date of grant. The term of the options shall not exceed ten years from the date of grant. The options vest on a schedule determined by the Stock Option Committee based on financial performance criteria.

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	December 31,

	2002	2001	2000

Dividend yield	0.00%	0.00%	0.00%
Expected life	10 years	10 years	10 years
Expected volatility	30.13%	0.00%	0.00%
Risk-free interest rate	3.810%	4.750%	5.075%

A summary of the status of the Bank’s stock option plan is presented below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	293,775	$6.70	297,525	$6.67	306,525	$6.67
Granted	48,000	8.39	14,850	7.33	2,250	7.33
Forfeited	- -	- -	(14,100)	6.70
Exercised	- -	- -	(4,500)	6.67	(11,250)	(6.67)

Outstanding at December 31	341,775	$6.94	293,775	$6.70	297,525	$6.67

Exercisable at end of year	321,394		276,263		77,195

Weighted-average fair value per option of options granted during the year	$5.67		$2.79		$3.06

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The status of the options outstanding at December 31, 2002 is as follows:

	Options Outstanding		Options Exercisable

		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price

2 years	1,350	$8.00	1,350	$8.00
3 years	1,350	$8.00	1,350	$8.00
7 years	277,275	$6.67	272,644	$6.67
8 years	2,250	$7.33	1,688	$7.33
9 years	14,250	$7.33	10,687	$7.33
10 years	45,300	$8.47	33,675	$8.00

All options granted, available under the Plan, and exercisable have been restated for all three years giving retroactive effect to the common stock dividend in 2001.

20.	Earnings Per Share

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all years reported has been restated giving effect to the common stock dividend. Potential dilutive common stock had no effect on income available to common shareholders.

	2002		2001		2000

		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic earnings per share	2,115,102	$1.15	1,349,033	$0.57	1,248,095	$0.16

Effect of dilutive securities, stock options	74,454		27,387		27,612

Diluted earnings per share	2,189,556	$1.11	1,376,420	$0.55	1,275,707	$0.16

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

21.	Common Stock Dividend and Capitalization

On October 4, 2001, the Bank’s board of directors approved a three-for-two stock split in the form of a Common Stock Dividend. The Common Stock Dividend was in the form of one share of the Bank’s common stock, par value $4.00 per share issued and outstanding as of the close of business on October 5,2001, and was paid on October 26, 2001 to stockholders of record at the close of business on October 5, 2001.

In December 2001, the Bank sold 862,500 shares of its common stock in a public offering. Net proceeds from the sale were $5,976 after deducting underwriting commissions of $323 and direct offering costs of $170. Of the net proceeds, $3,450 was credited to common stock and $2,526 was credited to capital surplus.

22.	Parent Only Financial Information

As of December 31, 2002, the only asset of the parent company was the investment in the Bank totaling $17,568; likewise, shareholders’ equity totaled $17,568. The income of the parent company was comprised solely of the undistributed equity of the Bank amounting to $2,422.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     There were no disagreements with accountants on accounting matters and financial disclosure for the reporting periods presented.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Information with respect to Bankshares’ directors is contained in the 2003 Proxy Statement under the caption “Election of Directors,” and is incorporated by reference. Information with respect to Bankshares’ executive officers is included in the 2003 Proxy Statement under the caption “Executive Officers,” and is incorporated by reference. Information regarding the Section 16(a) reporting requirements of Bankshares’ directors and executive officers is contained in the 2003 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated by reference.

Item 10. Executive Compensation

     Information regarding executive compensation is contained in the 2003 Proxy Statement under the caption “Executive Compensation,” and is incorporated by reference. Information regarding director compensation is contained in the 2003 Proxy Statement under the caption “Directors’ Compensation,” and is incorporated by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning stock ownership by directors, executive officers and five percent beneficial owners is contained in the 2003 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated by reference. Information regarding equity securities of Bankshares that are authorized for issuance under its equity compensation plans is contained in the 2003 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated by reference.

Item 12. Certain Relationships and Related Transactions

     Information regarding transactions with management is contained in the 2003 Proxy Statement under the caption “Interest of Management in Certain Transactions,” and is incorporated by reference.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Articles of Incorporation of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 21, 2002)
3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 21, 2002)
10.1	Lease Agreement between Alliance Bank and The Shops at Fair Lakes, L.P. (Main Office, 12735 Shops Lane, Fairfax, Virginia) dated as of September 15, 1997, as amended through July 10, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed November 14, 2002)
10.2	Deed of Ground Lease between Alliance Bank and the City of Manassas Park, Virginia (Manassas Park Office, 9150 Manassas Drive, Manassas Park, Virginia) dated as of June 5, 2001 (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed November 14, 2002)
10.3	Lease Agreement between Alliance Bank and Ron Henry Associates (Trailer for Manassas Park Branch) dated as of July 12, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-QSB filed November 14, 2002)
10.4	Lease Agreement between Alliance Home Funding, LLC and Arnell Corporation (Mortgage Company Office, 10400 Eaton Place, Fairfax, Virginia) dated as of May 8, 2001 (incorporated by reference to Exhibit 10.4 to Form 10-QSB filed November 14, 2002)
10.5	Deed of Lease by and between Plaza America Office Development II, LLC and Alliance Bank Corporation (Reston Office, 11730 Plaza America Drive, Reston, Virginia) dated as of January 22, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-QSB filed November 14, 2002)
10.6	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Form 10-QSB filed November 14, 2002)
10.7	Sublease Agreement between Alliance Bank Corporation and Hamilton Resources Corporation (Corporate Headquarters, 14280

Park Meadow Drive, Chantilly, Virginia) dated as of October 15, 2002
10.8	Deed of Lease by and between Alliance Home Funding, LLC and West Street Development, LLC (Manassas Mortgage Company Office, 9200 Church Street, Manassas, Virginia) dated as of November 15, 2002)
11	Statement re: Computation of per share earnings
21	Subsidiaries of the Registrant

(b)  Reports on Form 8-K

     None.

Item 14. Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION
(Registrant)

April 10, 2003 Date	/s/ Thomas A Young, Jr. Thomas A. Young, Jr. President & CEO

April 10, 2003 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr. Executive Vice President & CFO, Corporate Secretary

     Certification of CEO/CFO under Section 906 of the Sarbanes-Oxley Act of 2002 is enclosed separately as correspondence with this filing.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 10, 2003 Date	/s/ Thomas P. Danaher Thomas P. Danaher Chairman of the Board of Directors

Date	Michael J. Bermel
Director

April 10, 2003 Date	/s/ William M. Drohan William M. Drohan Director

April 10, 2003 Date	/s/ Lawrence N. Grant Lawrence N. Grant Director

April 10, 2003 Date	/s/ Harvey E. Johnson, Jr. Harvey E. Johnson, Jr. Director

April 10, 2003 Date	/s/ Serina Moy Serina Moy Director

April 10, 2003 Date	/s/ George S. Webb George S. Webb Director

April 10, 2003 Date	/s/ Robert G. Weyers Robert G. Weyers Director

CERTIFICATIONS

I, Thomas A. Young, Jr., certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Alliance Bankshares Corporation;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003 Date	/s/ Thomas A. Young, Jr. Thomas A. Young, Jr. President & CEO

I, Paul M. Harbolick, Jr., certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Alliance Bankshares Corporation;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr. Executive Vice President & CFO, Corporate Secretary