Form 10QSB
period 2003-03-31
ALLIANCE BANKSHARES CORP
filed 2003-05-15
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number: 000-49976

ALLIANCE BANKSHARES CORPORATION

(Exact name of Small Business Issuer in its charter)

VIRGINIA	46-0488111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

14280 Park Meadow Drive Suite 350, Chantilly, Virginia 20151
(Address or principal executive offices) (Zip code)

(703) 814-7200
(Registrant’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Common Stock, $4 par value

The number of shares of common stock outstanding as of May 12, 2003 was 2,134,452.

Transitional small business disclosure format: Yes ☐ No ☒

ALLIANCE BANKSHARES CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance Bankshares Corporation
Consolidated Statements of Condition
March 31, 2003, December 31, 2002 and March 31, 2002
(Dollars in thousands)

	March	December	March
	31,	31,	31,
	2003	2002	2002

	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$25,591	$17,215	$11,840
Federal funds sold	29,789	10,127	14,120
Investment securities available-for-sale, at fair value	136,730	130,985	69,533
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	31,509	37,134	12,426
Loans, net of discount	92,415	82,786	58,002
less: allowance for loan losses	(1,153)	(1,066)	(675)

Loans, net	91,262	81,720	57,327
Premises and equipment, net	1,436	1,281	712
Accrued interest and other assets	2,417	2,063	1,922

TOTAL ASSETS	$318,834	$280,625	$167,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$116,595	$108,691	$58,868
Savings and NOW deposits	21,125	19,765	10,060
Money market deposits	17,192	17,341	14,639
Other time deposits	98,106	70,169	40,133

Total deposits	253,018	215,966	123,700

Repurchase agreements, other borrowed funds	24,367	34,482	19,596
Federal Home Loan Bank Advances	20,500	10,500	10,500
Other liabilities	2,098	2,109	518
Commitments and contingent liabilities	—	—	—

Total liabilities	299,983	263,057	154,314
STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized; 2,115,102 shares issued and outstanding at all periods presented	8,460	8,460	8,460
Capital surplus	5,770	5,770	5,770
Retained earnings	3,528	2,404	250
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	1,093	934	(814)

Total stockholders’ equity	18,851	17,568	13,666

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,834	$280,625	$167,980

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended March 31, 2003 and 2002
(Dollars in thousands, except for per share data)

	2003	2002

INTEREST INCOME:
Loans	$1,827	$1,098
Investment securities	1,529	912
Federal funds sold	47	22

Total interest income	3,403	2,032
INTEREST EXPENSE:
Savings and NOW deposits	48	46
Other time deposits	653	350
Money market deposits	76	77
Purchased funds	411	257

Total interest expense	1,188	730

Net interest income	2,215	1,302
Provision for loan losses	87	60

Net interest income after provision for loan losses	2,128	1,242
OTHER INCOME:
Deposit account service charges	37	22
Gain on loan sales	1,116	440
Gains on sale of available-for-sale securities	879	28
Other operating income	23	30

Total other income	2,055	520

OTHER EXPENSES:
Salaries and employee benefits	1,379	721
Occupancy expense	205	99
Equipment expense	134	77
Operating expenses	835	518

Total other expenses	2,553	1,415

INCOME BEFORE INCOME TAXES	1,630	347
Income tax expense	506	79

NET INCOME	$1,124	$268

Net income per common share, basic	$0.53	$0.13

Net income per common share, diluted	$0.50	$0.12

Weighted average number of shares, basic	2,115,102	2,115,102

Weighted average number of shares, diluted	2,263,953	2,168,207

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2003 and 2002
(Dollars in thousands, except for per share data)

				Accumulated		Total
			Retained	other		stock-
	Common	Capital	earnings	comprehensive	Comprehensive	holders'
	Stock	Surplus	(deficit)	income (loss)	income (loss)	equity

BALANCE, DECEMBER 31, 2001	$8,460	$5,770	$(18)	$(491)		$13,721
COMPREHENSIVE INCOME:
Net income	—	—	268	—	$268	268
Other comprehensive income, net of tax, unrealized holding gains on securities available-for-sale, net of tax of $157	—	—	—	—	(305)	—
Less: reclassification adjustment, net of taxes of $10	—	—	—	—	(18)	—

Other comprehensive income	—	—	—	(323)	(323)	(323)

Total comprehensive income	—	—	—	—	$(55)	—

BALANCE, MARCH 31, 2002	$8,460	$5,770	$250	$(814)		$13,666

BALANCE, DECEMBER 31, 2002	$8,460	$5,770	$2,404	$934		$17,568
COMPREHENSIVE INCOME:
Net Income	—	—	1,124	—	$1,124	1,124
Other comprehensive income, net of tax, unrealized holding gains on securities available-for-sale, net of tax of $381	—	—	—	—	739	—
Less: reclassification adjustment, net of taxes of $299	—	—	—	—	(580)	—

Other comprehensive income, net of tax	—	—	—	159	159	159

Total comprehensive income	—	—	—	—	$1,283	—

BALANCE, MARCH 31, 2003	$8,460	$5,770	$3,528	$1,093		$18,851

See Notes to Unaudited Consolidated Financial Statements

Alliance Bankshares Corporation

Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2003 and 2002
(Dollars in thousands)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,124	$268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	224	105
Provision for loan losses	87	60
Origination of loans held for sale	(50,120)	(21,395)
Proceeds from sale of loans held for sale	56,861	19,344
Gain on loan sales	(1,116)	(440)
Gain on sale of securities available-for-sale	(879)	(28)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	443	(302)
Other liabilities	(11)	(264)

Net cash provided by (used in) operating activities	6,613	(2,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(19,662)	(3,506)
Purchase of securities available-for-sale	(64,370)	(18,313)
Proceeds from sale of securities available-for-sale	37,638	7,306
Proceeds from calls and maturities of securities available-for-sale	16,500	—
Paydowns on securities available-for-sale	4,619	2,397
Net increase in loans	(9,629)	(5,070)
Purchase of premises and equipment	(270)	(66)

Net cash used in investing activities	(35,174)	(17,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Non-interest bearing deposits	7,904	1,871
Net Increase in Savings and NOW deposits	1,360	150
Net Increase (Decrease) in Money market deposits	(149)	2,122
Net Increase in Other time deposits	27,937	11,955
Net Increase (Decrease) in Repurchase agreements, federal funds purchased and other borrowings	(10,115)	7,381
Net Increase in FHLB Advances	10,000	—

Net cash provided by financing activities	36,937	23,479

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,376	3,575
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,215	8,265

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,591	$11,840

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

1.	General

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

     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares, the Bank and Alliance Home Funding, LLC (“AHF”) a wholly owned subsidiary of the Bank, on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of March 31, 2003 and March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in the Bank’s 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     Operating results for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of full year financial results.

     At March 31, 2003 and 2002, Bankshares has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the three months ended March 31, 2003, and 2002 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

(Dollars in thousands except per share amounts)	March 31, 2003	March 31, 2002

Net income, as reported	$1,124	$268
Deduct: total stock-based employee compensation expense determined based on fair value	(23)	(25)
method of awards, net of tax
Pro forma net income	$1,101	$243
Basic earnings per share:
	$0.53
As reported		$0.13
Pro forma	$0.52	$0.11
Diluted earning per share:
As reported	$0.50	$0.12
Pro Forma	$0.49	$0.11

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, and 2002, respectively: price volatility of 25.24% and 30.13%, risk-free interest rates of 3.75% and 3.81%, dividend rate of 0.00% and expected lives of 10 years.

2.	Investment Securities

     The following table sets forth a summary of the investment securities portfolio as of the periods indicated:

		Investment Securities

	March 31,		December 31,

	2003	2002	2002

		(Dollars in thousands)
Available For Sale Securities
US Government Agency Securities	$53,590	$17,026	$52,393
US Government Agency CMOs	8,995	9,877	6,419
US Government Agency MBS	43,693	25,593	43,166
Municipal Securities	27,107	14,646	26,744
Other Securities	467	990	470
Restricted stocks:
Community Bankers Bank	55	18	55
Federal Reserve Bank	428	428	428
Federal Home Loan Bank	2,395	955	1,310

Total Available For Sale Securities	$136,730	$69,533	$130,985

Held To Maturity Securities
Certificate of Deposit	$100	$100	$100

Total Held To Maturity Securities	$100	$100	$100

Total Investment Securities *	$136,830	$69,633	$131,085

*	AFS investments at market value; HTM investments at cost basis.

3.	Loans

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

		March 31,			December 31,

	2003		2002		2002

	Amount	Percentage	Amount	Percentage	Amount	Percentage

			(Dollars in thousands)
Commercial	$17,864	19.3%	$12,597	21.7%	$16,491	19.9%
Commercial real estate	29,081	31.5%	15,603	26.9%	24,710	29.9%
Real estate construction	9,032	9.8%	6,218	10.7%	11,111	13.4%
Residential real estate	33,753	36.5%	20,770	35.8%	27,438	33.1%
Consumer	2,591	2.8%	2,192	3.8%	3,036	3.7%
Other	94	0.1%	679	1.2%	—	0.0%
Less: unearned discount & fees	—	0.0%	(57)	(0.1%)	—	0.0%

Total loans	$92,415	100.0%	$58,002	100.0%	$82,786	100.0%

4.	Allowance For Loan Losses

     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Three Months	Three Months	Year
	Ended	Ended	Ended
	March 31, 2003	March 31, 2002	December 31, 2002

	(Dollars in thousands)
Balance, beginning of period	$1,066	$610	$610
Provision for loan losses	87	60	478
Loans charged off	—	—	(27)
Recoveries of loans charged off	—	5	5

Net charge offs	—	5	(22)

Balance, end of period	$1,153	$675	$1,066

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

     The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bankshares, the Bank and AHF, on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ financial statements and accompanying notes included elsewhere in this report.

Forward-Looking Statements

     Portions of the following discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-QSB may include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often contain words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify these statements by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this document are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

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

Internet Access to Corporate Documents

     Information about Bankshares can be found on the Bank’s website at www.alliancebankva.com. Under “Documents/SEC Filings” in the Investor Relations section of the website, Bankshares posts its annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, definitive proxy materials and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings are available free of charge.

Critical Accounting Policies

     There have been no changes in the critical accounting policies discussed in the Bankshares’s report on Form 10-KSB for the year ended December 31, 2002.

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

Overview

     For the three month period ending March 31, 2003, net income amounted to $1.1 million compared to $268 thousand for the same period in the prior year. The basic earnings per share were $.53 in the three months ending March 31, 2003 compared to the prior year earnings of $.13 per common share. The diluted earnings per share were $.50 in the three months ending March 31, 2003 compared to the prior year diluted earnings of $.12 per common share.

     Return on average equity on an annualized basis during the three months ended March 31, 2003 increased to 25.10% compared to 7.81% for the same period in 2002. Return on average assets on an annualized basis for the three months ended March 31, 2003 was 1.59% compared to .74% for the same period of 2002.

     Total assets amounted to $318.8 million as of March 31, 2003, a $38.2 million increase over the December 31, 2002 level of $280.6 million.

     As of March 31, 2003, total loans grew to $92.4 million compared to $82.8 million as of December 31, 2002. The loan portfolio was up 11.6% over the December 31, 2002 level. This growth is reflective of Bankshares’ maturing as an organization and effectiveness of business development programs.

     Part of Bankshares’ maturing as an organization has to do with key personnel and a new office opening in relation to AHF. The mortgage company was in its start up phase in early 2002, which explains the growth in the loans held for sale account. By the end of 2002, loans held for sale had almost tripled since March of that same year. As of March 31, 2003, loans held for sale were $31.5 million, and have decreased compared to the December 31, 2002 balance of $37.1 million.

     The allowance for loan losses was $1.153 million as of March 31, 2003 or 1.25% of loans outstanding compared to $1.066 million as of December 31, 2002 or 1.29% of outstanding loans. (The ratios exclude loans held for sale.) As noted earlier under the “Critical Accounting Policies,” peer analysis and industry trends are used as additional tools to evaluate the adequacy of the allowance for loan losses.

     Total deposits amounted to $253.0 million as of March 31, 2003, which represents a 17.2% increase from $216.0 million total deposits as of December 31, 2002.

     Total stockholders’ equity was $18.9 million as of March 31, 2003 compared to the December 31, 2002 level of $17.6 million. Book value per common share was $8.91 as of March 31, 2003 compared to $8.31 as of December 31, 2002. The net unrealized gain on available-for-sale securities amounted to $1.1 million, net of tax as of March 31, 2003 compared to a net unrealized gain on available-for-sale securities of $934 thousand, net of tax as of December 31, 2002. The effects of the net unrealized gains on available-for-sale securities increased book value per share by $.52 as of March 31, 2003, as compared to the net gain of book value per share of $.44 as of December 31, 2002.

     Net interest margin was 3.53% for the three months ended March 31, 2003 as compared to 4.09% for the three months ended March 31, 2002. The decline in the net interest margin is directly attributable to the significant increase in loan and investment security balances coupled with the impact of the declining interest rate environment experienced in 2002.

     We are not aware of any current recommendations by any regulatory authorities, which, if implemented, would have a material effect on Bankshares’ liquidity, capital resources or results of operations.

Results of Operations

     Net Interest Income. Net interest income for the three months ended March 31, 2003 was $2.2 million compared to $1.3 million for the same period in 2002. This represents an increase of 70.1% over the net interest income earned in the same period in 2002. The growth in net interest income is directly attributable to the significant asset growth that has occurred. Additionally, Bankshares has consistently added municipal securities to its investment securities portfolio. On a fully taxable equivalent basis, the municipal securities contributed $120 thousand of tax equivalent interest income bringing total net interest income to $2.3 million for the first quarter compared to $1.4 million for the same period in 2002.

     Average loan balances were $118.8 million for the three months ended March 31, 2003 as compared to $62.3 million for the same period in 2002. The related interest income from loans was $1.8 million in 2003, an increase of $729 thousand over the 2002 levels. The average yield on loans decreased from 7.14% in 2002 to 6.24% in 2003. The decline reflects the general competitive market for loans as well as rate reductions initiated by the Federal Reserve.

     The investment securities income of $1.6 million (on a fully taxable equivalent basis) brought the interest income level to $3.5 million for the three months ended March 31, 2003. This represents an increase of $653 thousand over the 2002 level of $1.0 million. The first quarter tax equivalent yield on investment securities was 5.11% in 2003, which is 73 basis points lower than the 2002 level of 5.84%. The decline in the overall portfolio yield is directly related to the changing interest rate environment that has occurred and the significant increase in investment securities.

     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $47 thousand to interest income in the three month period ended March 31, 2003 compared to $22 thousand for the same period in 2002.

     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $188.8 million in three months ended March 31, 2003, which was $95.4 million greater than the 2002 level of $93.4 million.

     Interest expense for all interest-bearing liabilities amounted to $1.2 million in the first quarter of 2003, which was $458 thousand greater than the 2002 level of $730 thousand. Cost of interest bearing liabilities for the first quarter 2003 was 2.55%, or 62 basis points lower than the 2002 level of 3.17%.

     The net interest margin decreased during the three months ended March 31, 2003 to 3.53%, or 48 basis points lower than the 2002 level of 4.09%.

     Non-interest Income. Non-interest income amounted to $2.1 million during the three months ended March 31, 2003, an increase of $1.5 million over the 2002 level of $520 thousand. Bankshares generated $1.1 million from the sale of mortgage loans. AHF was in its early development stage in the beginning of last year. Since then, the gain on loan sales has more than doubled from its balance of $440 thousand at the end of March 31, 2002. This growth is also shown in loan originations and proceeds from sale of loans held for sale. Another key factor of this growth is the addition of the new mortgage banking office that opened in the first quarter of 2003 and key personnel that are now in place. Additionally, as part of the company’s continuing asset / liability management, the organization has repositioned the mix and duration of the investment portfolio as well as generated gains of $879 thousand in the first quarter of 2003 compared to the gains of $28 thousand in the first quarter of 2002.

     Non-interest Expense. Non-interest expense in the three months ended March 31, 2003 amounted to $2.6 million compared to the 2002 level of $1.4 million. Salary and benefits expense for the three months ended March 31, 2003 was $1.4 million, or $658 thousand higher than the March 31, 2002 level of $721 thousand. The significant increase is related to the addition of personnel in the bank operations as well as commissions and incentives paid on mortgage banking production. Occupancy and furniture and equipment costs for the three months ended March 31, 2003 were up $163 thousand over the 2002 level of $176 thousand. Other operating expenses amounted to $835 thousand for the three months ended March 31, 2003 compared to $518 thousand in 2002. Other operating expenses increased during the quarter due to increased marketing efforts, absorption of branch operating costs and professional fees.

     Income Taxes. We recorded $506 thousand in income tax expense in the first quarter of 2003, as compared to $79 thousand in 2002. Bankshares’ effective tax rate was 31.0% for the quarter ended March 31, 2003, compared to 22.8% for the first quarter of 2002. The increase in the effective tax rate is primarily driven by the state tax associated with the mortgage banking income. Additionally, the effective tax rate is lower than the statutory rate of 34% primarily due to the benefits of our municipal bond portfolio.

Analysis of Financial Condition

     Investment Securities. Investment securities available for sale amounted to $136.7 million as of March 31, 2003, a $5.7 million increase over the December 31, 2002 level of $131.0 million. A single investment of $100 thousand was classified as held to maturity for all periods reported.

     Bankshares generally classifies investment securities as available-for-sale under the classifications required under SFAS No.115. The portfolio is used to manage excess liquidity and general liquidity needs as well as other rebalancing needs as required by the overall asset/liability position.

     The effects of unrealized gains on the portfolio were $1.7 million as of March 31, 2003 and $1.4 million as of December 31, 2002. The unrealized gains as of March 31, 2003 amounted to 1.3% of the total available for sale investment portfolio compared to 1.1% of the December 31, 2002 portfolio balance. Consistent with our investment and ALCO strategies we believe the investment portfolio is properly positioned for the current and projected near term interest rate environment.

     The investment portfolio as of March 31, 2003 contained callable US Agency securities, US Agency Collateralized Mortgage Obligations (“CMOs”), US Agency Mortgage Backed Securities, SBA securities, State and Municipal Bonds, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. Bankshares investment strategy includes investments that provide stable cashflows, “locked out” fixed rate investments, municipal securities and callable securities. As part of the overall Asset/Liability strategy, fixed rate securities that provide an appropriate rate of return are purchased, consistent with the objective of maintaining portfolio duration in the 5 to 7 year range. Bankshares actively manages its portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are used to pledge for certain borrowing transactions.

     Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, callable agency securities may be called by the issuer prior to the contractual maturity.

     From time to time, the investment portfolio may contain corporate debt securities. As of March 31, 2003 and December 31, 2002, the investment portfolio did not contain any corporate debt securities.

     Loan Portfolio. The loan portfolio was $92.4 million as of March 31, 2003, which compares to $82.8 million as of December 31, 2002. Commercial loans represent 19.3% of the loan portfolio, or $17.9 million as of March 31, 2003. Commercial real estate loans (generally owner-occupied) were $29.1 million or 31.5% of the loan portfolio as of March 31, 2003. Residential real estate loans (home equity and fixed rate trusts) were $33.8 million or 36.5% of the loan portfolio as of March 31, 2003. Consumer and real estate construction loans make up the balance of the loan portfolio as of March 31, 2003. Additionally, the residential real estate loans (typical home equity loans) grew as a percentage of total loans in the first quarter of 2003.

     Asset Quality. The loan portfolio has experienced very little past due loans since inception. As of March 31, 2003 and December 31, 2002, Bankshares had no nonaccrual loans or loans past due by 90 days. The allowance for loan losses was $1.153 million as of March 31, 2003, or 1.25% of loans outstanding compared to $1.066 million as of December 31, 2002, or 1.29% of outstanding loans. (The ratios exclude loans held for sale).

     Nonperforming Assets. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. Bankshares had no nonperforming assets as of March 31, 2003 or December 31, 2002.

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

     Deposits. Bankshares seeks deposits within the market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. As of March 31, 2003, the deposit portfolio grew to $253.0 million, a $37.0 million increase over the December 31, 2002 level of $216.0 million. Bankshares has seen growth in several key categories over the periods compared. Demand deposits, NOW, money market and certificates of deposit have all grown in proportion to the overall company. The effects of several key deposit gathering and branching initiatives have allowed Bankshares’ deposit and customer base to continually expand.

     From time to time, we will gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow the organization to fund loan and investment growth with a minimal impact on overall sales efforts. As of March 31, 2003 we had $47.5 million in such deposits compared to $23.9 million as of December 31, 2002. The balances of the $47.5 million and the $23.9 million are made up of two types of “brokered” deposits. We had $7.2 million as of March 31, 2003 and $6.0 million as of December 31, 2002, of brokered deposits that relate to a state government program. At March 31, 2003, we had $40.3 million of brokered deposits compared to $17.9 million on December 31, 2002. These brokered deposits are part of a periodic marketing program by a licensed by broker our behalf. The Bank entered into a series of brokered deposits during the first quarter of 2003 as part of a corporate imitative to extend the maturity of liabilities. The new issuances had a weighted average maturity of 2.3 years with a weighted average rate of 2.47%. As market conditions warrant and the balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.

     Purchased Funds. Bankshares offers repurchase agreements (“repos”) to commercial customers and affluent individuals. The repos are offered for convenience and security to larger clients. Customer repos amounted to $24.1 million as of March 31, 2003 compared to $29.5 million as of December 31, 2002. Bankshares does not have any open repos with broker dealers.

     As of March 31, 2003 and December 31, 2002, we had a series of advances outstanding with the Federal Home Loan Bank of Atlanta that totaled $20.5 million and $10.5 million respectively. As of March 31, 2003, $17.5 million of the advances had floating rate characteristics compared to $7.5 million that had floating rate characteristics. The new advance entered into in the first quarter of 2003, has floating rate characteristics with embedded interest rate caps that serve to reduce interest rate risk in a rising interest rate environment. Additionally, Bankshares participates in the Note Option Treasury, Tax & Loan (“TT&L”) program with the Federal Reserve Bank. This program allows Bankshares to collect tax deposits from customers. Periodically, the Federal Reserve Bank will reduce TT&L holdings in participating banks based on the overall monetary policy in place at the time. Bankshares has consistently had a TT&L ceiling of $500 thousand with the Federal Reserve Bank.

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

     Capital. Bankshares is considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $18.9 million as of March 31, 2003 compared to $17.6 million as of December 31, 2002. The capital increase reflects the positive effects of the change in unrealized gains on available-for-sale securities of $159 thousand as well as 2003 earnings of $1.1 million. Book value per common share was $8.91 as March 31, 2003 compared to $8.31 as of December 31, 2002.

     Bankshares’ ability to pay cash dividends is restricted by banking regulations. Bankshares has not declared or paid cash dividends since inception. It is the company’s general policy to retain earnings to support future organizational growth.

     Concentrations. Bankshares operates in the greater Washington, DC metropolitan region, primarily in the Northern Virginia submarket. Bankshares’ overall business includes a focus on real estate activities. Material changes in the economic situation of the region and / or the regions’ real estate market could have an adverse impact on Bankshares.

Recent Accounting Pronouncements

     There were no recent accounting pronouncements made in the first quarter of the year ended December 31, 2003, which will have an impact on Bankshares.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, Bankshares may be involved in litigation relating to claims arising in the normal course of business. In the opinion of management, final disposition of any pending or threatened legal matters will not have a material adverse effect on Bankshares’ financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Articles of Incorporation of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 21, 2002)

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 21, 2002)

10.1	Lease Agreement between Alliance Bank and The Shops at Fair Lakes, L.P. (Main Office, 12735 Shops Lane, Fairfax, Virginia) dated as of September 15, 1997, as amended through July 10, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed November 14, 2002)

10.2	Deed of Ground Lease between Alliance Bank and the City of Manassas Park, Virginia (Manassas Park Office, 9150 Manassas Drive, Manassas Park, Virginia) dated as of June 5, 2001 (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed November 14, 2002)

10.3	Lease Agreement between Alliance Bank and Ron Henry Associates (Trailer for Manassas Park Branch) dated as of July 12, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-QSB filed November 14, 2002)

10.4	Lease Agreement between Alliance Home Funding, LLC and Arnell Corporation (Mortgage Company Office, 10400 Eaton Place, Fairfax, Virginia) dated as of May 8, 2001 (incorporated by reference to Exhibit 10.4 to Form 10-QSB filed November 14, 2002)

10.5	Deed of Lease by and between Plaza America Office Development II, LLC and Alliance Bank Corporation (Reston Office, 11730 Plaza America Drive, Reston, Virginia) dated as of January 22, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-QSB filed November 14, 2002)

10.6	1999 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Form 10-QSB filed November 14, 2002)

10.7	Sublease Agreement between Alliance Bank Corporation and Hamilton Resources Corporation (Corporate Headquarters, 14280 Park Meadow Drive, Chantilly, Virginia) dated as of October 15, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed April 10, 2003)

10.8	Deed of Lease by and between Alliance Home Funding, LLC and West Street Development, LLC (Manassas Mortgage Company Office, 9200 Church Street, Manassas, Virginia) dated as of November 15, 2002 (incorporated by reference to Exhibit 10.8 to Form 10-KSB filed April 10, 2003)

10.90	Deed of Lease by and between Alliance Bank and Ballston 4501, LLC (Arlington Office, 4501 North Fairfax Drive, Arlington, Virginia) dated January 17, 2003

10.30	Employment agreement by and between Alliance Bank and Thomas A. Young, Jr. dated March 1, 2003

10.31	Employment agreement by and between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2003

10.32	Employment agreement by and between Alliance Bank and Craig W. Sacknoff dated March 1, 2003

10.33	Employment agreement by and between Alliance Bank and Robert H. Turley dated March 1, 2003

11	Statement re: Computation of per share earnings

21	Subsidiaries of the Registrant

(b)	Reports on Form 8-K

     None.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION
(Registrant)

May 15, 2003 Date	/s/ Thomas A. Young, Jr. Thomas A. Young, Jr. President & CEO

May 15, 2003 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr. Executive Vice President & CFO, Corporate Secretary

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

May 15, 2003 Date	/s/ Thomas A. Young, Jr. Thomas A. Young, Jr. President & CEO

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

May 15, 2003 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr. Executive Vice President & CFO, Corporate Secretary