Form 10QSB
period 2003-06-30
ALLIANCE BANKSHARES CORP
filed 2003-08-14
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission file number: 000-49976

ALLIANCE BANKSHARES
CORPORATION
(Exact name of Small Business Issuer as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	46-0488111 (I.R.S. Employer Identification No.)

14280 Park Meadow Drive Suite 350, Chantilly, Virginia 20151
(Address or principal executive offices) (Zip code)

(703) 814-7200
(Issuer’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Common Stock, $4 par value

The number of shares of common stock outstanding as of August 12, 2003 was 2,148,827.

Transitional small business disclosure format: Yes ☐    No ☒

ALLIANCE BANKSHARES CORPORATION

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
Alliance Bankshares Corporation
Consolidated Statements of Condition
June 30, 2003, December 31, 2002 and June 30, 2002
(Dollars in thousands)

	June 30,	December 31,	June 30,
	2003	2002	2002

	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$28,990	$17,215	$14,106
Federal funds sold	56,493	10,127	39,236
Investment securities available-for-sale, at fair value	155,370	130,985	78,329
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	33,877	37,134	13,786
Loans, net of discount	96,507	82,786	62,969
less: allowance for loan losses	(1,280)	(1,066)	(768)

Loans, net	95,227	81,720	62,201
Premises and equipment, net	1,799	1,281	846
Accrued interest and other assets	3,518	2,063	1,647

TOTAL ASSETS	$375,374	$280,625	$210,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$137,928	$108,691	$77,632
Savings and NOW deposits	22,082	19,765	10,642
Money market deposits	18,799	17,341	17,823
Other time deposits	115,358	70,169	40,180

Total deposits	294,167	215,966	146,277

Repurchase agreements, other borrowed funds	30,116	34,482	37,169
Federal Home Loan Bank Advances	18,500	10,500	10,500

Total borrowings	48,616	44,982	47,669

Trust Preferred Capital Securities of Subsidiary Trust	10,000	—	—
Other liabilities	2,264	2,109	990
Commitments and contingent liabilities	—	—	—

Total liabilities	355,047	263,057	194,936

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized; 2,148,827, 2,115,102 and 2,115,102 shares issued and outstanding at June 30, 2003, December 31, 2002 and June 30, 2002 respectively	8,595	8,460	8,460
Capital surplus	5,862	5,770	5,770
Retained earnings	4,737	2,404	702
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale securities	1,133	934	383

Total stockholders’ equity	20,327	17,568	15,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$375,374	$280,625	$210,251

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended June 30, 2003 and 2002
(Dollars in thousands, except for per share data)

	2003	2002

INTEREST INCOME:
Loans	$1,863	$1,195
Investment securities	1,564	1,052
Federal funds sold	98	55

Total interest income	3,525	2,302

INTEREST EXPENSE:
Savings and NOW deposits	61	47
Other time deposits	764	340
Money market deposits	84	92
Purchased funds	370	338

Total interest expense	1,279	817

Net interest income	2,246	1,485

Provision for loan losses	124	111

Net interest income after provision for loan losses	2,122	1,374

OTHER INCOME:
Deposit account service charges	47	29
Gain on loan sales	1,970	661
Gain on sale of available-for-sale securities	862	157
Other operating income	18	34

Total other income	2,897	881

OTHER EXPENSES:
Salaries and employee benefits	1,775	892
Occupancy expense	218	108
Equipment expense	140	79
Operating expenses	1,126	588

Total other expenses	3,259	1,667

INCOME BEFORE INCOME TAXES	1,760	588
Income tax expense	551	136

NET INCOME	$1,209	$452

Net income per common share, basic	$0.57	$0.21

Net income per common share, diluted	$0.52	$0.21

Weighted average number of shares, basic	2,131,882	2,115,102

Weighted average number of shares, diluted	2,308,593	2,165,348

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Six Months Ended June 30, 2003 and 2002
(Dollars in thousands, except for per share data)

	2003	2002

INTEREST INCOME:
Loans	$3,690	$2,293
Investment securities	3,093	1,964
Federal funds sold	145	77

Total interest income	6,928	4,334

INTEREST EXPENSE:
Savings and NOW deposits	109	93
Other time deposits	1,417	690
Money market deposits	160	169
Purchased funds	781	595

Total interest expense	2,467	1,547

Net interest income	4,461	2,787

Provision for loan losses	211	171

Net interest income after provision for loan losses	4,250	2,616

OTHER INCOME:
Deposit account service charges	84	51
Gain on loan sales	3,086	1,101
Gain on sale of available-for-sale securities	1,741	185
Other operating income	41	64

Total other income	4,952	1,401

OTHER EXPENSES:
Salaries and employee benefits	3,154	1,613
Occupancy expense	423	207
Equipment expense	274	156
Operating expenses	1,961	1,106

Total other expenses	5,812	3,082

INCOME BEFORE INCOME TAXES	3,390	935
Income tax expense	1,057	215

NET INCOME	$2,333	$720

Net income per common share, basic	$1.10	$0.34

Net income per common share, diluted	$1.02	$0.33

Weighted average number of shares, basic	2,123,492	2,115,102

Weighted average number of shares, diluted	2,286,245	2,166,777

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2003 and 2002
(Dollars in thousands, except for per share data)

				Accumulated
			Retained	other		Total
	Common	Capital	earnings	comprehensive	Comprehensive	stockholders'
	Stock	Surplus	(deficit)	income (loss)	income (loss)	equity

BALANCE, DECEMBER 31, 2001	$8,460	$5,770	$(18)	$(491)		$13,721
COMPREHENSIVE INCOME:
Net income	—	—	720	—	$720	720
Other comprehensive income, net of tax, unrealized holding gains on securities available-for-sale, net of tax of $387	—	—	—	—	752	—
Less: reclassification adjustment, net of tax of $63	—	—	—	—	122	—

Other comprehensive income	—	—	—	874	874	874

Total comprehensive income	—	—	—	—	$1,594	—

BALANCE, June 30, 2002	$8,460	$5,770	$702	$383		$15,315

BALANCE, DECEMBER 31, 2002	$8,460	$5,770	$2,404	$934		$17,568

COMPREHENSIVE INCOME:
Net Income	—	—	2,333	—	$2,333	2,333
Other comprehensive income, net of tax, unrealized holding gains on securities available-for-sale, net of tax of $695	—	—	—	—	1,349	—
Less: reclassification adjustment, net of tax of $591	—	—	—	—	(1,150)	—

Other comprehensive income, net of tax	—	—	—	199	199	199

Total comprehensive income	—	—	—	—	$2,532	—

Exercise of stock options	135	92	—	—		227

BALANCE, June 30, 2003	$8,595	$5,862	$4,737	$1,133		$20,327

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2003 and 2002
(Dollars in thousands)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,333	$720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	465	155
Provision for loan losses	211	171
Origination of loans held for sale	(116,996)	(47,763)
Proceeds from sale of loans held for sale	123,339	43,912
Gain on loan sales	(3,086)	—
Gain on sale of securities available-for-sale	(1,741)	(185)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	182	(336)
Other liabilities	155	208

Net cash provided by (used in) operating activities	4,862	(3,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in federal funds sold	(46,366)	(28,622)
Purchase of securities available-for-sale	(133,513)	(46,723)
Proceeds from sale of securities available-for-sale	65,957	26,197
Proceeds from calls and maturities of securities available-for-sale	30,500	—
Paydowns on securities available-for-sale	12,745	4,803
Net increase in loans	(13,718)	(10,042)
Purchase of premises and equipment	(754)	(283)

Net cash used in investing activities	(85,149)	(54,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Non-interest bearing deposits	29,237	20,635
Net Increase in Savings and NOW deposits	2,317	732
Net Increase in Money market deposits	1,458	5,306
Net Increase in Other time deposits	45,189	12,002
Net Increase (Decrease) in Repurchase agreements, federal funds purchased and other borrowings	(4,366)	24,954
Net Increase in FHLB Advances	8,000	—
Net Increase in Trust Preferred Capital Notes	10,000	—
Proceeds from exercise of stock options	227	—

Net cash provided by financing activities	92,062	63,629

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,775	5,841
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,215	8,265

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,990	$14,106

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

1.	General

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

     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares, the Bank and Alliance Home Funding, LLC (“AHF”) a wholly owned subsidiary of the Bank, on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of June 30, 2003 and June 30, 2002, the results of operations for the three month and six month periods ended June 30, 2003 and 2002, and cash flows for the six month periods ended June 30, 2003 and 2002. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     Operating results for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of full year financial results.

     At June 30, 2003 and 2002, Bankshares has a stock-based compensation plan. Bankshares accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2003 and 2002 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands except per share amounts)
Net income, as reported	$1,209	$452	$2,333	$720
Deduct: total stock-based employee compensation (expense determined based on fair value method of awards, net of tax)	(13)	(34)	(36)	(59)
Pro forma net income	$1,196	$418	$2,297	$661
Basic earnings per share:
As reported	$0.57	$0.21	$1.10	$0.34
Pro forma	$0.56	$0.20	$1.08	$0.31
Diluted earning per share:
As reported	$0.52	$0.21	$1.02	$0.33
Pro Forma	$0.52	$0.19	$1.00	$0.31

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, and 2002, respectively: price volatility of 33.28% and 30.13%, risk-free interest rates of 3.65% and 3.81%, dividend rate of 0.00% and expected lives of 10 years.

2.	Investment Securities

     The following table sets forth a summary of the investment securities portfolio as of the periods indicated:

	June 30,		December 31,

	2003	2002	2002

	(Dollars in thousands)
Available For Sale Securities
US Government Agency Securities	$66,808	$19,334	$52,393
US Government Agency CMOs	6,081	6,806	6,419
US Government Agency MBS	43,956	30,071	43,166
Municipal Securities	35,814	20,148	26,744
Other Securities	453	532	470
Restricted stocks:
Community Bankers Bank	55	55	55
Federal Reserve Bank	428	428	428
Federal Home Loan Bank	1,775	955	1,310

Total Available For Sale Securities	$155,370	$78,329	$130,985

Held To Maturity Securities
Certificate of Deposit	$100	$100	$100

Total Held To Maturity Securities	$100	$100	$100

Total Investment Securities *	$155,470	$78,429	$131,085

*	AFS investments at market value; HTM investments at cost basis.

3.	Loans

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	June 30,				December 31,

	2003		2002		2002

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Commercial	$22,113	22.9%	$12,328	19.6%	$16,491	19.9%
Commercial real estate	30,095	31.2%	17,788	28.2%	24,710	29.9%
Real estate construction	8,526	8.8%	7,290	11.6%	11,111	13.4%
Residential real estate	32,500	33.7%	23,037	36.6%	27,438	33.1%
Consumer	2,913	3.0%	2,578	4.1%	3,036	3.7%
Other	360	0.4%	2	0.0%	—	0.0%
Less: unearned discount & fees	—	0.0%	(54)	(0.1%)	—	0.0%

Total loans	$96,507	100.0%	$62,969	100.0%	$82,786	100.0%

4.	Allowance For Loan Losses

     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Six Months	Six Months	Year
	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	December 31, 2002

	(Dollars in thousands)
Balance, beginning of period	$1,066	$610	$610
Provision for loan losses	211	171	478
Loans charged off	—	(18)	(27)
Recoveries of loans charged off	3	5	5

Net charge offs	3	(13)	(22)

Balance, end of period	$1,280	$768	$1,066

5.	Trust Preferred Capital Securities of Subsidiary Trust

     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Bankshares under the caption “Trust Preferred Capital Securities of Subsidiary Trust.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date.

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

     The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bankshares, the Bank and AHF, on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ consolidated financial statements and accompanying notes included elsewhere in this report.

Forward-Looking Statements

     Portions of the following discussion and elsewhere in this report may include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often contain words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify these statements by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;
•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, DC metropolitan region;
•	Changes in our ability to maintain and develop well-established and valued client relationships and referral source relationships;
•	Loss of key production personnel;
•	Competitive factors within the financial services industry; and
•	Changes in regulatory requirements and/or banking legislation.

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

Internet Access to Corporate Documents

     Information about Bankshares can be found on the Bank’s website at www.alliancebankva.com. Under “Documents/SEC Filings” in the Investor Relations section of the website, Bankshares posts its annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, definitive proxy materials and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings are available free of charge.

Critical Accounting Policies

     There have been no changes to the critical accounting policies discussed in Bankshares’ report on Form 10-KSB for the year ended December 31, 2002, which are summarized below.

     Bankshares’ financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within these statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

Overview

     For the three month period ended June 30, 2003, net income amounted to $1.2 million compared to $452 thousand for the same period in the prior year. The basic earnings per share were $.57 in the three months ended June 30, 2003 compared to the earnings of $.21 per common share in the three months ended June 30, 2002. The diluted earnings per share were $.52 in the three months ended June 30, 2003 compared to the prior year period diluted earnings of $.21 per common share.

     For the six month period ended June 30, 2003, net income amounted to $2.3 million compared to $720 thousand for the same period in the prior year. The basic earnings per share were $1.10 in the six months ended June 30, 2003 compared to the prior year period earnings of $.34 per common share. The diluted earnings per share were $1.02 in the six months ended June 30, 2003 compared to the prior year period diluted earnings of $.33 per common share.

     Return on average equity on an annualized basis during the three months ended June 30, 2003 increased to 24.89% compared to 12.87% for the same period in 2002.

Return on average assets on an annualized basis for the three months ended June 30, 2003 was 1.47% compared to 1.06% for the same period of 2002.

     Return on average equity on an annualized basis during the six months ended June 30, 2003 increased to 24.86% compared to 10.37% for the same period in 2002. Return on average assets on an annualized basis for the six months ended June 30, 2003 was 1.53% compared to .91% for the same period of 2002.

     Total assets amounted to $375.4 million as of June 30, 2003, a $94.8 million increase over the December 31, 2002 level of $280.6 million.

     As of June 30, 2003, total loans grew to $96.5 million compared to $82.8 million as of December 31, 2002, an increase of 16.5%. This growth is reflective of Bankshares’ maturing as an organization and the effectiveness of its business development programs.

     As part of it’s maturing as an organization Bankshares has hired key personnel and opened a new office for AHF. The mortgage company is experiencing a high volume of refinancing of loans because of the reduction of market rates, which accounts for much of the growth in the loan account. As of June 30, 2003, loans held for sale were $33.9 million, a decrease compared to the December 31, 2002 balance of $37.1 million.

     The allowance for loan losses was $1.28 million as of June 30, 2003 or 1.33% of loans outstanding compared to $1.07 million as of December 31, 2002 or 1.29% of outstanding loans. (The ratios exclude loans held for sale.) Our allowance for loan losses is based upon factors described in the “Critical Accounting Policies.” As a newer organization, (founded in November 1998) our direct credit loss experience does not reflect significant losses. We have had net charge offs of $28 thousand since inception. Additionally, we have had relatively few past due loans and non accrual loans. As of June 30, 2003, we had $6 thousand of non accrual loans which was specifically allocated for in our allowance. The current economic conditions coupled with our concentration of real estate loans and loans in the Washington, DC area warrant an unallocated portion of the allowance for loan losses. The unallocated allowance is necessary to reasonably recognize expected and future losses inherent in our loan portfolio.

     Total deposits amounted to $294.2 million as of June 30, 2003, which represents a 36.2% increase from $216.0 million total deposits as of December 31, 2002.

     On June 30, 2003 Bankshares privately issued $10 million in Trust Preferred Securities as part of a pooled trust preferred offering by a number of financial institutions. The addition of this new capital will help the company’s growth strategy in the future.

     Total stockholders’ equity was $20.3 million as of June 30, 2003 compared to the December 31, 2002 level of $17.6 million. Net income increased stockholders’ equity by $2.3 million in the first six months of 2003. Additionally, the increase in capital can be attributed to several things, among them the exercise of 33,725 stock options, which increased stockholder’s equity by $227 thousand. The net unrealized gain on available-for-sale securities amounted to $1.1 million, net of tax as of June 30, 2003 compared to a net unrealized gain on available-for-sale securities of $934 thousand, net of tax as of December 31, 2002. The effects of the net unrealized gains on available-for-sale securities increased book value per share by $.52 as of June 30, 2003, as compared to the net gain of book value per share of $.44 as of December 31, 2002. Book value per common share was $9.46 as of June 30, 2003 compared to $8.31 as of December 31, 2002.

     Net interest margin was 3.10% for the three months ended June 30, 2003 as compared to 3.95% for the three months ended June 30, 2002.

     Net interest margin was 3.30% for the six months ended June 30, 2003 as compared to 4.02% for the six months ended June 30, 2002. The decline in the net interest margin is directly attributable to the significant increase in loan and investment security balances coupled with the impact of the declining interest rate environment experienced in 2002.

     We are not aware of any current recommendations by any regulatory authorities, which, if implemented, would have a material effect on Bankshares’ liquidity, capital resources or results of operations.

Results of Operations

     Net Interest Income. Net interest income for the three months ended June 30, 2003 was $2.2 million compared to $1.5 million for the same period in 2002. This represents an increase of 51.2% over the net interest income earned in the same period in 2002. The growth in net interest income is directly attributable to the significant asset growth that has occurred. Additionally, Bankshares has consistently added municipal securities to its investment securities portfolio. On a fully taxable equivalent basis, the municipal securities contributed $143 thousand of tax equivalent interest income, bringing total net interest income to $2.4 million for the second quarter of 2003 compared to $1.6 million for the same period in 2002.

     Net interest income for the six months ended June 30, 2003 was $4.5 million compared to $2.8 million for the same period in 2002. This represents an increase of 60.1% over the net interest income earned in the same period in 2002. The municipal securities added $263 thousand of tax equivalent interest income, bringing total net interest income to $4.7 million for the six months ended June 30, 2003 compared to $3.0 million for the same period in 2002.

     Average loan balances were $129.2 million for the three months ended June 30, 2003 as compared to $71.1 million for the same period in 2002. The related interest income from loans was $1.9 million in 2003, an increase of $668 thousand over the 2002 levels. The average yield on loans decreased from 6.75% in 2002 to 5.78% in 2003. The decline reflects an increasingly competitive market for loans as well as rate reductions initiated by the Federal Reserve.

     Average loan balances were $124.0 million for the six months ended June 30, 2003 as compared to $66.7 million for the same period in 2002. The related interest income from loans was $3.7 million in 2003, an increase of $1.4 million over the 2002 levels. The average yield on loans decreased from 6.93% in 2002 to 6.00% in 2003.

     The investment securities income of $1.7 million (on a fully taxable equivalent basis) brought the interest income level to $2.4 million for the three months ended June 30, 2003. This represents an increase of $546 thousand over the 2002 level of $1.1 million. The second quarter tax equivalent yield on investment securities was 4.74% in 2003, which is 133 basis points lower than the 2002 level of 6.07%.

     The investment securities income of $3.4 million (on a fully taxable equivalent basis) brought the interest income level to $4.7 million for the six months ended June 30, 2003. This represents an increase of $1.2 million over the 2002 level of $2.2 million. The tax equivalent yield on investment securities for the six month periods ending June 30, 2003 and 2002 was 4.92% and 5.96%, respectively.

     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $98 thousand to interest income in the three month period ended June 30, 2003 compared to $55 thousand for the same period in 2002.

     For the six months ended June 30, 2003, federal funds sold contributed $145 thousand compared to $77 thousand for the same period in 2002.

     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $216.1 million in three months ended June 30, 2003, which was $102.8 million greater than the 2002 level of $113.3 million.

     On a year to date basis, average interest-bearing funding sources (deposit and purchased funds) grew to $202.6 million in 2003, which was $99.2 million greater than the 2002 level of $103.4 million.

     Interest expense for all interest-bearing liabilities amounted to $1.3 million in the second quarter of 2003, which was $462 thousand greater than the 2002 level of $817 thousand. Cost of interest bearing liabilities for the second quarter of 2003 was 2.37% or 52 basis points lower than the 2002 level of 2.89%.

     Interest expense for all interest-bearing liabilities amounted to $2.5 million during the first six months of 2003, which was $919 thousand greater than the 2002 level of $1.5 million. Cost of interest bearing liabilities for the first six months of 2003 was 2.45% or 57 basis points lower than the 2002 level of 3.02%.

     The net interest margin decreased during the three months ended June 30, 2003 to 3.10%, or 85 basis points lower than the 2002 level of 3.95%.

     The net interest margin for the six months ended June 30, 2003 and 2002 was 3.30% and 4.02%, respectively.

     Non-interest Income. Non-interest income amounted to $2.9 million during the three months ended June 30, 2003, an increase of $2.0 million over the 2002 level of $881 thousand. Bankshares generated $2.0 million from the sale of mortgage loans. AHF was in its early development stage in the beginning of 2002. Since then, the gain on loan sales has almost tripled from its balance of $661 thousand at the end of June 30, 2002. This growth is also reflected in loan originations and proceeds from sale of loans held for sale. Another key factor of this growth is the addition of the new mortgage banking office that opened in the first quarter of 2003 and key personnel that are now in place. As part of the company’s continuing asset / liability management, the organization has also repositioned the mix and duration of the investment portfolio and generated gains of $862 thousand in the second quarter of 2003 compared to gains of $157 thousand in the second quarter of 2002.

     Non-interest income amounted to $5.0 million during the six months ended June 30, 2003, an increase of $3.6 million over the 2002 level of $1.4 million. Bankshares earned $3.1 million on the sale of mortgage loans and $1.7 million on the sale of investment securities in the first six months of 2003, compared to $1.1 million and $185 thousand for the first six months of 2002, respectively.

     Non-interest Expense. Non-interest expense in the three months ended June 30, 2003 amounted to $3.3 million, compared to the 2002 level of $1.7 million. Salary and benefits expense for the three months ended June 30, 2003 was $1.8 million, or $883 thousand higher than the June 30, 2002 level of $892 thousand. The significant increase is the result of the addition of personnel in the bank operations as well as commissions and incentives paid on mortgage banking production. Occupancy and furniture and equipment costs for the three months ended June 30, 2003 were up $171 thousand over the 2002 level of $187 thousand due to the openings of our Reston branch and Chantilly headquarters. Other operating expenses amounted to $1.1 million for the three months ended June 30, 2003 compared to $588 thousand for the same period in 2002. Other operating expenses increased during the quarter due to increased marketing efforts, absorption of branch opening costs and professional fees.

     Non-interest expense in the six months ended June 30, 2003 amounted to $5.8 million compared to the 2002 level of $3.1 million. Salary and benefits expense for the six months ended June 30, 2003 was $3.2 million or double the June 30, 2002 level of $1.6 million. The significant increase results from new personnel in the bank operations as well as commissions and incentives paid on mortgage banking production. Occupancy and furniture and equipment costs were up $334 thousand over the 2002 level of $363 thousand. Other operating expenses amounted to $2.0 million in the first six months of 2003 compared to $1.1 million in 2002. In the third quarter of 2002 we opened our

Reston branch. The costs associated with this branch opening are reflected by the increase in these expenses.

     Income Taxes. We recorded $551 thousand in income tax expense in the second quarter of 2003, as compared to $136 thousand in 2002. Bankshares’ effective tax rate was 31.3% for the quarter ended June 30, 2003, compared to 23.1% for the second quarter of 2002. During the first six months of 2003, the income tax expense recorded was $1.1 million compared to $215 thousand for 2002. Bankshares’ effective tax rate was 31.2% for the first six months of 2003, compared to 23.0% for the six months of 2002. The increase in the effective tax rate was primarily driven by the state tax associated with the mortgage banking income. The effective tax rate is lower than the statutory rate of 34% primarily due to the benefits of our municipal bond portfolio.

Analysis of Financial Condition

     Investment Securities. Investment securities available for sale amounted to $155.4 million as of June 30, 2003, a $24.4 million increase over the December 31, 2002 level of $131.0 million. A single investment of $100 thousand was classified as held to maturity for all periods reported.

     Bankshares generally classifies investment securities as available-for-sale under the classifications required under SFAS No.115. The portfolio is used to manage excess liquidity and general liquidity needs as well as other rebalancing needs as required by the overall asset/liability position.

     The effects of unrealized gains on the portfolio were $1.7 million as of June 30, 2003 and $1.4 million as of December 31, 2002. The unrealized gains as of June 30, 2003 amounted to 1.1% of the total available for sale investment portfolio compared to 1.1% of the December 31, 2002 portfolio balance. Consistent with our investment and ALCO strategies we believe the investment portfolio is properly positioned for the current and projected near term interest rate environment.

     The investment portfolio as of June 30, 2003 contained callable US Agency securities, US Agency Collateralized Mortgage Obligations (“CMOs”), US Agency Mortgage Backed Securities, SBA securities, State and Municipal Bonds, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. Bankshares investment strategy includes investments that provide stable cashflows, “locked out” fixed rate investments, municipal securities and callable securities. As part of the overall Asset/Liability strategy, fixed rate securities that provide an appropriate rate of return are purchased, consistent with the objective of maintaining portfolio duration in the 5 to 7 year range. Bankshares actively manages its portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are used to pledge as collateral for certain borrowing transactions.

     Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, callable agency securities may be called by the issuer prior to the contractual maturity.

     As the investment portfolio represents a significant portion of total assets (41.4% as of June 30, 2003) we actively manage the investment portfolio. The 10 year treasury, a benchmark for mortgage backed securities and long term interest rates, has trended upward in price and downward in yield in 2003, reaching record price and yield levels in June 2003. The rate movement has accelerated prepayments to historic high levels on CMO and MBS products. Our strategy throughout 2003 has been to monitor prepayments and to sell investments that were anticipated to have very high levels of prepayments. Additionally, we have purchased newer production MBS and CMO products that are expected to have slower prepayments. Our strategy for agency investments and municipal bonds is to manage the overall duration of those sectors to maintain a base case duration and rising rate duration (up 100 basis points) similar to a 5 year treasury instrument. In the first half of 2003, investments were sold to achieve the stated objectives. The overall investment rebalancing activities generated gains of $1.7 million in the first six months of 2003. The changing interest environment will have an impact on our future activities and results.

     From time to time in this report the investment portfolio may contain corporate debt securities. As of all reporting periods, the investment portfolio did not contain any corporate debt securities.

     Loan Portfolio. The loan portfolio was $96.5 million as of June 30, 2003, which compares to $82.8 million as of December 31, 2002. Commercial loans represent 22.9% of the loan portfolio, or $22.1 million as of June 30, 2003. Commercial real estate loans (generally owner-occupied) were $30.1 million or 31.2% of the loan portfolio as of June 30, 2003. Residential real estate loans (home equity and fixed rate trusts) were $32.5 million or 33.7% of the loan portfolio as of June 30, 2003. Consumer and real estate construction loans make up the balance of the loan portfolio as of June 30, 2003. The residential real estate loans (typical home equity loans) grew as a percentage of total loans in the second quarter of 2003.

     Asset Quality. The loan portfolio has experienced very few past due loans since inception. As of June 30, 2003, the Bank had only one loan that was over 90 days past due, in the amount of $6 thousand. As of December 31, 2002, Bankshares had no nonaccrual loans or loans past due by 90 days. The allowance for loan losses was $1.28 million as of June 30, 2003, or 1.33% of loans outstanding compared to $1.07 million as of December 31, 2002, or 1.29% of outstanding loans. (The ratios exclude loans held for sale).

     Nonperforming Assets. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. As of June 30, 2003, $6 thousand was considered for non-accrual status. The nonaccrual loan is a consumer auto loan. Bankshares had no nonperforming assets as of December 31, 2002.

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

     Deposits. Bankshares seeks deposits within the market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. As of June 30, 2003, the deposit portfolio grew to $294.2 million, a $78.2 million increase over the December 31, 2002 level of $216.0 million. Bankshares has seen growth in several key categories over the periods compared. Demand deposits, NOW, money market and certificates of deposit have all grown in proportion to overall company growth. The effects of several key deposit gathering and branching initiatives have allowed Bankshares’ deposit and customer base to continually expand.

     From time to time, we will gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow the organization to fund loan and investment growth with minimal impact on overall sales efforts. As of June 30, 2003 we had $55.5 million in such deposits compared to $23.9 million as of December 31, 2002. The balances of the $55.5 million and the $23.9 million consist of two types of “brokered” deposits. We had $7.2 million as of June 30, 2003 and $6.0 million as of December 31, 2002, of brokered deposits that relate to a state government program. At June 30, 2003, we had $48.3 million of brokered deposits compared to $17.9 million on December 31, 2002. These brokered deposits are part of a periodic marketing program by a licensed broker on our behalf. The Bank entered into a series of brokered deposits during 2003 as part of a corporate imitative to extend the maturity of liabilities. The new issuances had a weighted average maturity of 2.5 years with a weighted average rate of 2.39%. As market conditions warrant and balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.

     Purchased Funds. Bankshares offers repurchase agreements (“repos”) to commercial customers and affluent individuals. The repos are offered for convenience and security to larger clients. Customer repos amounted to $30.1 million as of June 30, 2003 compared to $34.5 million as of December 31, 2002. Bankshares does not have any open repos with broker dealers.

     Customer repos are standard repurchase agreement transactions; however they involve an Alliance Bank customer instead of wholesale banks and brokers. We offer this product as an accommodation to larger retail and commercial customers that warrant safety for their funds beyond the normal FDIC limitations. We believe this product offers us a stable source of financing a reasonable market rate of interest.

     As of June 30, 2003 and December 31, 2002, we had a series of advances outstanding with the Federal Home Loan Bank of Atlanta totaling $18.5 million and

$10.5 million, respectively. As of June 30, 2003, $15.5 million of the advances had floating rate characteristics compared to $7.5 million at December 31, 2002. The new $8.0 million advance entered into in the first quarter of 2003, has floating rate characteristics with embedded interest rate caps that serve to reduce interest rate risk in a rising interest rate environment. Additionally, Bankshares participates in the Note Option Treasury, Tax & Loan (“TT&L”) program with the Federal Reserve Bank. This program allows Bankshares to collect tax deposits from customers. Periodically, the Federal Reserve Bank will reduce TT&L holdings in participating banks based on the overall monetary policy in place at the time. Bankshares has consistently had a TT&L ceiling of $500 thousand with the Federal Reserve Bank.

     Liquidity. Bankshares’ overall Asset/Liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our liquidity is impacted by the general growth of the bank, core business growth of our mortgage banking subsidiary, the national and local mortgage refinance market and our investment portfolio. We have a variety of tools to manage our liquidity. They include pricing on loans and deposits, purchase or sale of investments, brokered deposits, the sale or participation of loans, and rates and fees on home mortgages. In addition we have a variety of credit facilities at our disposal. Our funding department monitors our overall position daily. We can and will draw upon Fed Funds lines with correspondent banks, Reverse Repo lines with correspondent banks and use FHLB advances. Our deposit customer base frequently has lower deposit balances in the middle of each month. The deposit balances generally rise towards the end of each month. As such we use the wholesale funding techniques to support our overall balance sheet growth.

     Our liquidity is directly impacted by the mortgage banking unit. As interest rates decline mortgage refinances and home purchases increase. The banking unit provides a warehouse line of credit to the mortgage banking unit. The funds advanced on this line support the closing of mortgages until they are sold to third party investors. In 2003, the advances under this line of credit have averaged $34.3 million compared to $9.1 million in 2002. The organization’s general liquidity management activities take into account current and expected warehouse line of credit needs.

     In 2003, we expanded our use of brokered deposits as part of our core business growth and an overall leverage strategy. In early 2003, we reissued a maturing brokered certificate of deposit with a series of new certificates of deposit at a lower rates and longer terms. As with any deposit product, the organization has potential risk for non renewal by the customer or broker. Our well capitalized status, profitably and IDC rating indicate that we have a solid base and issuance of new brokered certificates of deposits have been a positive activity.

     Cashflows. Our cashflow from operating activities, investing activities and financing activities has changed dramatically from our previous levels. Several factors contribute to the marked changes. They are the general profitability of the company, expansion of our banking subsidiary, creation and expansion of our mortgage banking, our deposit gathering strategies, our lending strategies and the investment portfolio.

From a historical perspective Alliance was founded in 1998 with a single location with approximately 10 employees. As of June 30, 2003, our company has four banking offices, two mortgage banking offices and approximately 70 employees. This growth directly translates into a larger customer base. Since the company is in a growth mode historical cashflow levels may not be reliable indicators of future cashflow levels.

     Capital. Bankshares is considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $20.3 million as of June 30, 2003 compared to $17.6 million as of December 31, 2002. The capital increase reflects the positive effects of the change in unrealized gains on available-for-sale securities of $199 thousand as well as 2003 earnings of $2.3 million. Also, options to purchase 33,375 shares of common stock were exercised during the three month period ending June 30, 2003. This exercise of options contributed a $227 thousand increase to capital. Book value per common share was $9.46 as of June 30, 2003 compared to $8.31 as of December 31, 2002.

     Bankshares’ ability to pay cash dividends is restricted by banking regulations. Bankshares has not declared or paid cash dividends since inception. It is the company’s general policy to retain earnings to support future organizational growth.

     On June 30, 2003, Bankshares privately issued $10 million in Trust Preferred Capital Securities (“TRUPS”). The TRUPS are a 30 year instrument, with a five year call provision, and a market interest rate of 3 month LIBOR plus 315 basis points. Under current banking regulations a portion of TRUPS is considered as Tier 1 capital with the residual amount considered Tier 2 capital. As of June 30, 2003 approximately $4.8 million of the TRUPS is considered Tier 1 capital. This financing strategy allows Bankshares the continued ability to grow as future earnings allow for a larger portion of the TRUPS to count as Tier 1 capital.

     Concentrations. Bankshares operates in the greater Washington, DC metropolitan region, primarily in the Northern Virginia submarket. Bankshares’ overall business strategy includes a focus on real estate activities. Material changes in the economic situation of the region and / or the regions’ real estate market could have an adverse impact on Bankshares.

Recent Accounting Pronouncements

     On November 25, 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Interpretation did not have an impact on Bankshares consolidated financial statements.

     On January 17, 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB ´s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. Once it goes into effect, the Interpretation will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under the Interpretation should be used to account for existing and new entities. For public entities, the Interpretation is effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for VIEs created before February 1, 2003 and is effective immediately for VIEs created after January 31, 2003. The Interpretation will not have an impact on Bankshares consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Bankshares’ consolidated financial statements.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of this Statement did not result in an impact on the Bankshares’ consolidated financial statements.

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Bankshares that file periodic reports under the Exchange Act are required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. We have established disclosure controls and procedures to ensure that material information related to Bankshares is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the chief executive officer and the chief financial officer, and the other executive officers of Bankshares, the Bank and the Mortgage Banking unit to identify any new transactions, events, trends, contingencies or other matters that may be material to Bankshares’ operations. Our chief executive officer and chief financial officer evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, concluded that such disclosure controls and procedures were operating effectively as designed.

     No significant change in Bankshares’ internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Bankshares’ internal control over financial reporting.

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

   Item 4.   Submission of Matters to a Vote of Security Holders

     Bankshares held its Annual Meeting of Shareholders on May 28, 2003. A quorum of shareholders was present, consisting of a total of 1,413,519 shares, represented in person and by proxy. At the Annual Meeting, the shareholders elected Class A directors Harvey E. Johnson, Jr. and Robert G. Weyers to three-year terms. The following Class B and Class C directors whose terms expire in 2004 and 2005, respectively, continued in office: Thomas P. Danaher, William M. Drohan, George S. Webb, Lawrence N. Grant, Serina Moy and Thomas A. Young, Jr. The shareholders also ratified the appointment of Yount, Hyde & Barbour, P.C. as independent public accountants of Bankshares for the year ending December 31, 2003 and approved an amendment and restatement of the Alliance Bank Corporation Stock Option Plan.

1.	Election of two Class A directors of Alliance Bankshares.

	For	Withheld

Harvey E. Johnson, Jr.	1,382,369	31,150
Robert G. Weyers	1,382,154	31,365

2.	Ratification of the designation of Yount, Hyde & Barbour, P.C. as Bankshares’ independent public accountants for the year ending December 31, 2003.

For	Against	Abstain	Broker Non-Vote

1,407,754	2,715	3,050	0

3.	Approval of Restatement of the Alliance Bank Stock Option Plan.

For	Against	Abstain	Broker Non-Vote

771,267	225,122	11,001	406,129

No other matters were voted on during the 2003 Annual Meeting.

   Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1	Articles of Incorporation of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 21, 2002)

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 21, 2002)

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(ii) of Regulation S-B.

10.1	Lease Agreement between Alliance Bank and The Shops at Fair Lakes, L.P. (Main Office, 12735 Shops Lane, Fairfax, Virginia) dated as of September 15, 1997, as amended through July 10, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed November 14, 2002)

10.2	Deed of Ground Lease between Alliance Bank and the City of Manassas Park, Virginia (Manassas Park Office, 9150 Manassas Drive, Manassas Park, Virginia) dated as of June 5, 2001 (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed November 14, 2002)

10.3	Lease Agreement between Alliance Bank and Ron Henry Associates (Trailer for Manassas Park Branch) dated as of July 12, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-QSB filed November 14, 2002)

10.4	Lease Agreement between Alliance Home Funding, LLC and Arnell Corporation (Mortgage Company Office, 10400 Eaton Place, Fairfax, Virginia) dated as of May 8, 2001 (incorporated by reference to Exhibit 10.4 to Form 10-QSB filed November 14, 2002)

10.5	Deed of Lease by and between Plaza America Office Development II, LLC and Alliance Bank Corporation (Reston Office, 11730 Plaza America Drive, Reston, Virginia) dated as of January 22, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-QSB filed November 14, 2002)

10.7	Sublease Agreement between Alliance Bank Corporation and Hamilton Resources Corporation (Corporate Headquarters, 14280 Park Meadow Drive, Chantilly, Virginia) dated as of October 15, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed April 10, 2003)

10.8	Deed of Lease by and between Alliance Home Funding, LLC and West Street Development, LLC (Manassas Mortgage Company Office, 9200 Church Street, Manassas, Virginia) dated as of November 15, 2002 (incorporated by reference to Exhibit 10.8 to Form 10-KSB filed April 10, 2003)

10.9	Deed of Lease by and between Alliance Bank and Ballston 4501, LLC (Arlington Office, 4501 North Fairfax Drive, Arlington, Virginia) dated January 17, 2003 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed May 15, 2003)

10.29	Alliance Bankshares Corporation Stock Option Plan, as restated April 1, 2003 (incorporated by reference to Exhibit 99 to registration statement on Form S-8 (Registration No. 333-106264) filed June 19, 2003)

10.30	Employment agreement by and between Alliance Bank and Thomas A. Young, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-QSB filed May 15, 2003)

10.31	Employment agreement by and between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-QSB filed May 15, 2003)

10.32	Employment agreement by and between Alliance Bank and Craig W. Sacknoff dated March 1, 2003 (incorporated by reference to Exhibit 10.32 to Form 10-QSB filed May 15, 2003)

10.33	Employment agreement by and between Alliance Bank and Robert H. Turley dated March 1, 2003 (incorporated by reference to Exhibit 10.33 to Form 10-QSB filed May 15, 2003)

11	Statement re: Computation of per share earnings

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer

(b)   Reports on Form 8-K

     On May 8, 2003, Bankshares filed a Current Report on Form 8-K relating to Bankshares’ press release announcing first quarter 2003 earnings.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION
(Registrant)

August 14, 2003 Date	/s/ Thomas A. Young, Jr. Thomas A. Young, Jr. President & CEO Principal Executive Officer

August 14, 2003 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr. Executive Vice President & CFO, Corporate Secretary Principal Financial & Accounting Officer