Form 10QSB
period 2003-09-30
ALLIANCE BANKSHARES CORP
filed 2003-11-14
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from____to____

Commission file number: 000-49976

ALLIANCE BANKSHARES CORPORATION

(Exact name of Small Business Issuer as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	46-0488111 (I.R.S. Employer Identification No.)

14280 Park Meadow Drive Suite 350, Chantilly, Virginia 20151
(Address of principal executive offices)

(703) 814-7200
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Common Stock, $4 par value

The number of shares of common stock outstanding as of November 12, 2003 was 3,236,803.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Statements of Condition
September 30, 2003, December 31, 2002 and September 30, 2002
(Dollars in thousands)

	September	December	September
	30,	31,	30,
	2003	2002	2002

	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$21,455	$17,215	$24,354
Federal funds sold	28,153	10,127	30,159
Investment securities available-for-sale, at fair value	180,181	130,985	101,637
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	26,478	37,134	26,692
Loans, net of discount	107,959	82,786	69,943
less: allowance for loan losses	(1,369)	(1,066)	(910)

Loans, net	106,590	81,720	69,033
Premises and equipment, net	1,582	1,281	926
Accrued interest and other assets	4,483	2,063	1,702

TOTAL ASSETS	$369,022	$280,625	$254,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$123,688	$108,691	$106,536
Savings and NOW deposits	19,521	19,765	15,200
Money market deposits	19,043	17,341	16,122
Other time deposits	120,813	70,169	64,443

Total deposits	283,065	215,966	202,301
Repurchase agreements, federal funds purchased and other borrowed funds	41,384	34,482	23,054
Federal Home Loan Bank Advances	13,000	10,500	10,500

Total borrowings	54,384	44,982	33,554
Trust Preferred Capital Securities of Subsidiary Trust	10,000	—	—
Other liabilities	2,008	2,109	1,673
Commitments and contingent liabilities	—	—	—

Total liabilities	349,457	263,057	237,528
STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized; 3,236,803 at September 30, 2003 and 2,115,102 shares issued and outstanding at December 31, 2002 and September 30, 2002 respectively	12,947	8,460	8,460
Capital surplus	1,570	5,770	5,770
Retained earnings	5,891	2,404	1,578
Accumulated other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	(843)	934	1,267

Total stockholders’ equity	19,565	17,568	17,075

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$369,022	$280,625	$254,603

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended September 30, 2003 and 2002
(Dollars in thousands, except for per share data)

	2003	2002

INTEREST INCOME:
Loans	$2,002	$1,470
Investment securities	1,810	1,173
Federal funds sold	68	80

Total interest income	3,880	2,723
INTEREST EXPENSE:
Savings and NOW deposits	51	54
Other time deposits	833	462
Money market deposits	76	102
Purchased funds	448	303

Total interest expense	1,408	921

Net interest income	2,472	1,802
Provision for loan losses	99	150

Net interest income after provision for loan losses	2,373	1,652
OTHER INCOME:
Deposit account service charges	43	28
Gain on loan sales	1,860	1,174
Net gain on sale of securities	268	505
Net gain on trading activities	—	72
Other operating income	67	34

Total other income	2,238	1,813

OTHER EXPENSES:
Salaries and employee benefits	1,914	1,247
Occupancy expense	262	131
Equipment expense	161	90
Operating expenses	684	799

Total other expenses	3,021	2,267

INCOME BEFORE INCOME TAXES	1,590	1,198
Income tax expense	436	322

NET INCOME	$1,154	$876

Net income per common share, basic *	$0.36	$0.28

Net income per common share, diluted *	$0.33	$0.27

Weighted average number of shares, basic *	3,223,388	3,172,653

Weighted average number of shares, diluted *	3,546,589	3,295,937

See Notes to Unaudited Consolidated Financial Statements.

*     Restated to give retroactive effect to the three-for-two stock split in the form of a stock dividend payable in September 2003.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands, except for per share data)

	2003	2002

INTEREST INCOME:
Loans	$5,692	$3,763
Investment securities	4,903	3,137
Federal funds sold	213	157

Total interest income	10,808	7,057
INTEREST EXPENSE:
Savings and NOW deposits	160	147
Other time deposits	2,249	1,152
Money market deposits	237	271
Purchased funds	1,229	898

Total interest expense	3,875	2,468

Net interest income	6,933	4,589
Provision for loan losses	310	321

Net interest income after provision for loan losses	6,623	4,268
OTHER INCOME:
Deposit account service charges	127	79
Gain on loan sales	4,946	2,275
Net gain on sale of securities	1,796	587
Net gain on trading activities	213	175
Other operating income	108	98

Total other income	7,190	3,214

OTHER EXPENSES:
Salaries and employee benefits	5,068	2,860
Occupancy expense	685	338
Equipment expense	435	246
Operating expenses	2,645	1,905

Total other expenses	8,833	5,349

INCOME BEFORE INCOME TAXES	4,980	2,133
Income tax expense	1,493	537

NET INCOME	$3,487	$1,596

Net income per common share, basic*	$1.09	$0.50

Net income per common share, diluted*	$1.01	$0.49

Weighted average number of shares, basic*	3,197,955	3,172,653

Weighted average number of shares, diluted*	3,468,442	3,265,424

See Notes to Unaudited Consolidated Financial Statements.

*     Restated to give retroactive effect to the three-for-two stock split in the form of a stock dividend payable in September 2003.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands, except for per share data)

				Accumulated		Total
			Retained	other		stock-
	Common	Capital	earnings	comprehensive	Comprehensive	holders’
	Stock	Surplus	(deficit)	income (loss)	income (loss)	equity

BALANCE, DECEMBER 31, 2001	$8,460	$5,770	$(18)	$(491)		$13,721
COMPREHENSIVE INCOME:
Net income	—	—	1,596	—	$1,596	1,596
Other comprehensive income, net of tax, unrealized holding gains on securities available-for-sale, net of tax of $646	—	—	—	—	2,261	—
Less: reclassification adjustment, net of tax of $259	—	—	—	—	(503)	—

Other comprehensive income	—	—	—	1,758	1,758	1,758

Total comprehensive income	—	—	—	—	$3,354	—

BALANCE, September 30, 2002	$8,460	$5,770	$1,578	$1,267		$17,075

BALANCE, DECEMBER 31, 2002	$8,460	$5,770	$2,404	$934		$17,568
COMPREHENSIVE INCOME:
Net Income	—	—	3,487	—	$3,487	3,487
Other comprehensive income, net of tax, unrealized holding gains (loss) on securities available-for-sale, net of tax of $232	—	—	—	—	(451)	—
Less: reclassification adjustment, net of tax of $683	—	—	—	—	(1,326)	—

Other comprehensive income, net of tax	—	—	—	(1,777)	(1,777)	(1,777)

Total comprehensive income	—	—	—	—	$1,710	—

Stock dividend in the form of a three-for-two stock split	4,316	(4,316)	—	—		—
Exercise of stock options	171	116	—	—		287

BALANCE, September 30, 2003	$12,947	$1,570	$5,891	$(843)		$19,565

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation

Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,487	$1,596
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	764	241
Provision for loan losses	310	321
Origination of loans held for sale	(188,640)	(98,768)
Proceeds from sale of loans held for sale	204,242	84,286
Gain on loan sales	(4,946)	(2,275)
Net gain on sale of securities available-for-sale and trading	(2,009)	(762)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	494	(136)
Other liabilities	(101)	891

Net cash provided by (used in) operating activities	13,601	(14,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in federal funds sold	(18,026)	(19,545)
Purchase of securities available-for-sale	(205,426)	(76,841)
Proceeds from sale of securities available-for-sale	87,797	32,541
Purchase of trading securities	(17,158)	(21,425)
Proceeds from sale of trading securities	17,371	21,600
Proceeds from calls and maturities of securities available-for-sale	43,500	—
Paydowns on securities available-for-sale	21,639	6,292
Net increase in loans	(25,170)	(17,016)
Purchase of premises and equipment	(676)	(449)

Net cash used in investing activities	(96,149)	(74,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase in Non-interest bearing deposits	14,997	49,539
Net Increase in Savings and NOW deposits	(244)	5,290
Net Increase in Money market deposits	1,702	3,605
Net Increase in Other time deposits	50,644	36,265
Net Increase in Repurchase agreements, federal funds purchased and other borrowings	6,902	10,839
Net Increase in FHLB Advances	2,500	—
Proceeds from issuance of Trust Preferred Capital Securities	10,000	—
Proceeds from exercise of stock options	287	—

Net cash provided by financing activities	86,788	105,538

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,240	16,089
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,215	8,265

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,455	$24,354

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

     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares, the Bank and Alliance Home Funding, LLC (“AHF”) a wholly owned subsidiary of the Bank, on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three month and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine month periods ended September 30, 2003 and 2002. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     Operating results for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of full year financial results.

     On September 29, 2003, Bankshares’ board of directors approved a three-for-two stock split in the form of a common stock dividend. The common stock dividend was in the form of one share of Bankshares common stock, par value $4.00 per share, for every two shares of Bankshares common stock issued and outstanding as of the close of business on September 17, 2003, and was paid on September 29, 2003 to stockholders of record at the close of business on September 17, 2003.

     Bankshares has a stock-based compensation plan, which it accounts for under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2003 and 2002 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands except per share amounts)
Net income, as reported	$1,154	$876	$3,487	$1,596
Deduct: total stock-based employee compensation (expense determined based on fair value method of awards, net of tax)	(1)	—	(37)	(59)
Pro forma net income	$1,153	$876	$3,450	$1,537
Basic earnings per share:
As reported	$0.36	$0.28	$1.09	$0.50
Pro forma	$0.36	$0.28	$1.08	$0.48
Diluted earning per share:
As reported	$0.33	$0.27	$1.01	$0.49
Pro forma	$0.33	$0.27	$.99	$0.47

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, and 2002, respectively: price volatility of 32.64% and 30.13%, risk-free interest rates of 4.05% and 3.81%, dividend rate of 0.00% and expected lives of 10 years.

2. Investment Securities

     The following table sets forth a summary of the investment securities portfolio as of the periods indicated:

	September 30,		December 31,

	2003	2002	2002

	(Dollars in thousands)
Available For Sale Securities
US Government Agency Securities	$95,338	$34,004	$52,393
US Government Agency CMOs	2,433	7,888	6,419
US Government Agency MBS	37,851	33,157	43,166
Municipal Securities	40,826	24,645	26,744
Other Securities	—	505	470
Restricted stocks:
Community Bankers Bank	55	55	55
Federal Reserve Bank	428	428	428
Federal Home Loan Bank	3,250	955	1,310

Total Available For Sale Securities	$180,181	$101,637	$130,985

Held To Maturity Securities Certificate of Deposit	$100	$100	$100

Total Held To Maturity Securities	$100	$100	$100

Total Investment Securities *	$180,281	$101,737	$131,085

*AFS investments at market value; HTM investments at cost basis.

3. Loans

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	September 30,				December 31,

	2003		2002		2002

	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Commercial	$26,891	24.9%	$20,229	28.9%	$16,491	19.9%
Commercial real estate	35,120	32.5%	16,871	24.1%	24,710	29.9%
Real estate construction	9,212	8.5%	8,611	12.3%	11,111	13.4%
Residential real estate	33,944	31.5%	20,222	28.9%	27,438	33.1%
Consumer	2,663	2.5%	3,391	4.8%	3,036	3.7%
Other	129	0.1%	615	0.9%	—	0.0%
Less: unearned discount & fees	—	0.0%	4	0.1%	—	0.0%

Total loans	$107,959	100.0%	$69,943	100.0%	$82,786	100.0%

4. Allowance For Loan Losses

     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	September 30, 2003	September 30, 2002	December 31, 2002

	(Dollars in thousands)
Balance, beginning of period	$1,066	$610	$610
Provision for loan losses	310	321	478
Loans charged off	(10)	(26)	(27)
Recoveries of loans charged off	3	5	5

Net charge offs	(7)	(21)	(22)

Balance, end of period	$1,369	$910	$1,066

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

     All share amounts and dollar amounts per share have been adjusted to reflect a three-for-two stock split in the form of a stock dividend distributed on September 29, 2003.

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

Overview

     For the three month period ended September 30, 2003, net income amounted to $1.2 million compared to $876 thousand for the same period in the prior year. The basic earnings per share were $.36 in the three months ended September 30, 2003 compared to earnings of $.28 per common share in the three months ended September 30, 2002. The diluted earnings per share were $.33 in the three months ended September 30, 2003 compared to the prior year period diluted earnings of $.27 per common share.

     For the nine month period ended September 30, 2003, net income amounted to $3.5 million compared to $1.6 million for the same period in the prior year. The basic earnings per share were $1.09 in the nine months ended September 30, 2003 compared to the prior year period earnings of $.50 per common share. The diluted earnings per share were $1.01 in the nine months ended September 30, 2003 compared to the prior year period diluted earnings of $.49 per common share.

     Return on average equity on an annualized basis during the three months ended September 30, 2003 increased to 24.50% compared to 22.09% for the same period in 2002. Return on average assets on an annualized basis for the three months ended September 30, 2003 was 1.18% compared to 1.67% for the same period of 2002.

     Return on average equity on an annualized basis during the nine months ended September 30, 2003 increased to 24.74% compared to 14.63% for the same period in 2002. Return on average assets on an annualized basis for the nine months ended September 30, 2003 was 1.39% compared to 1.21% for the same period of 2002.

     Total assets amounted to $369.0 million as of September 30, 2003, an $88.4 million increase over the December 31, 2002 level of $280.6 million.

     As of September 30, 2003, total loans grew to $108.0 million compared to $82.8 million as of December 31, 2002, an increase of 30.4%. This growth is reflective of Bankshares’ maturing as an organization and the effectiveness of its business development programs.

     As part of its growth, Bankshares has hired key personnel and opened a new offices for the Bank and AHF. As of September 30, 2003, loans held for sale were $26.5 million, a decrease compared to the December 31, 2002 balance of $37.1 million.

     The allowance for loan losses was $1.37 million as of September 30, 2003 or 1.27% of loans outstanding compared to $1.07 million as of December 31, 2002 or 1.29% of outstanding loans. (The ratios exclude loans held for sale.) Our allowance for loan losses is based upon factors described in the “Critical Accounting Policies.” As a newer organization (founded in November 1998), our direct credit loss experience does not reflect significant losses. We have had net charge offs of $29 thousand since inception. Additionally, we have had relatively few past due loans and nonaccrual loans. As of September 30, 2003, we had two nonaccrual loans totaling $192 thousand which were specifically allocated for in our allowance. The current economic conditions coupled with our concentration of real estate loans and loans in the Washington, DC area warrant an unallocated portion of the allowance for loan losses. The unallocated allowance is necessary to reasonably recognize expected losses inherent in our loan portfolio.

     Total deposits amounted to $283.6 million as of September 30, 2003, which represents a 31.3% increase from $216.0 million total deposits as of December 31, 2002.

     On June 30, 2003 Bankshares privately issued $10 million in Trust Preferred Securities as part of a pooled trust preferred offering by a number of financial institutions. The addition of this new capital will help the company’s growth strategy in the future.

     Total stockholders’ equity was $19.6 million as of September 30, 2003 compared to the December 31, 2002 level of $17.6 million. Net income increased stockholders’ equity by $3.5 million in the first nine months of 2003. Additionally, the increase in capital can be attributed to several things, among them the exercise of stock options, which increased stockholders’ equity by $287 thousand. The net unrealized loss on available-for-sale securities amounted to $843 thousand, net of tax as of September 30, 2003 compared to a net unrealized gain on available-for-sale securities of $934 thousand, net of tax as of December 31, 2002. The effects of the net unrealized gain (loss) on available-for-sale securities decreased book value per share by $.26 as of September 30, 2003, as compared to the net gain of book value per share of $.29 as of December 31, 2002. Book value per common share was $6.04 as of September 30, 2003 compared to $5.54 as of December 31, 2002 as restated to give retroactive effect to the three-for-two stock split in the form of a stock dividend declared in August 2003 and payable in September 2003.

     Net interest margin was 2.97% for the three months ended September 30, 2003 as compared to 3.90% for the three months ended September 30, 2002.

     Net interest margin was 3.17% for the nine months ended September 30, 2003 as compared to 3.94% for the nine months ended September 30, 2002. The decline in the net interest margin is directly attributable to the significant increase in loan and investment security balances coupled with the impact of the declining interest rate environment experienced in 2002 and the first half of 2003.

     We are not aware of any current recommendations by any regulatory authorities, which, if implemented, would have a material effect on Bankshares’ liquidity, capital resources or results of operations.

Results of Operations

     Net Interest Income. Net interest income for the three months ended September 30, 2003 was $2.5 million compared to $1.8 million for the same period in 2002. This represents an increase of 37.2% over the net interest income earned in the same period in 2002. The growth in net interest income is directly attributable to the significant asset growth that has occurred. Additionally, Bankshares has consistently added municipal securities to its investment securities portfolio. On a fully taxable equivalent basis, the municipal securities contributed an additional $193 thousand of tax equivalent interest income, bringing tax equivalent net interest income to $2.7 million for the third quarter of 2003 compared to $1.9 million for the same period in 2002.

     Net interest income for the nine months ended September 30, 2003 was $6.9 million compared to $4.6 million for the same period in 2002. This represents an increase of 51.2% over the net interest income earned in the same period in 2002. The municipal securities added an additional $456 thousand of tax equivalent interest income, bringing tax equivalent net interest income to $7.4 million for the nine months ended September 30, 2003 compared to $4.9 million for the same period in 2002.

     Average loan balances were $141.1 million for the three months ended September 30, 2003 as compared to $87.0 million for the same period in 2002. The related interest income from loans was $2.0 million in 2003, an increase of $532 thousand over the 2002 levels. The average yield on loans decreased from 6.71% in 2002 to 5.63% in 2003. The decline reflects an increasingly competitive market for loans as well as interest rate reductions initiated by the Federal Reserve.

     Average loan balances were $129.8 million for the nine months ended September 30, 2003 as compared to $73.6 million for the same period in 2002. The related interest income from loans was $5.7 million in 2003, an increase of $1.9 million over the 2002 levels. The average yield on loans decreased from 6.84% in 2002 to 5.87% in 2003.

     The investment securities income of $2.0 million (on a fully taxable equivalent basis) brought the net interest income level to $2.7 million (on a fully taxable equivalent basis) for the three months ended September 30, 2003. The represents an increase of $744 thousand in net interest income (on a fully taxable equivalent basis) over the 2002 level of $1.9 million. The third quarter tax equivalent yield on investment securities was 4.54% in 2003, which is 128 basis points lower than the 2002 level of 5.82%.

     The investment securities income of $5.4 million (on a fully taxable equivalent basis) brought the net interest income level to $7.4 million (on a fully taxable equivalent basis) for the nine months ended September 30, 2003. The represents an increase of $2.5 million in net interest income (on a fully taxable equivalent basis) over the 2002 level of $4.9 million.. The tax equivalent yield on investment securities for the nine month periods ending September 30, 2003 and 2002 was 4.77% and 5.85%, respectively.

     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $68 thousand to interest income in the three month period ended September 30, 2003 compared to $80 thousand for the same period in 2002.

     For the nine months ended September 30, 2003, federal funds sold contributed $213 thousand compared to $157 thousand for the same period in 2002.

     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $243.8 million in three months ended September 30, 2003, which was $115.1 million greater than the 2002 level of $128.7 million.

     On a year to date basis, average interest-bearing funding sources (deposit and purchased funds) grew to $216.5 million in 2003, which was $104.6 million greater than the 2002 level of $111.9 million.

     Interest expense for all interest-bearing liabilities amounted to $1.4 million in the third quarter of 2003, which was $487 thousand greater than the 2002 level of $921 thousand. Cost of interest bearing liabilities for the third quarter of 2003 was 2.29 % or 55 basis points lower than the 2002 level of 2.84%.

     Interest expense for all interest-bearing liabilities amounted to $3.9 million during the first nine months of 2003, which was $1.4 million greater than the 2002 level of $2.5 million. Cost of interest bearing liabilities for the first nine months of 2003 was 2.39 % or 56 basis points lower than the 2002 level of 2.95%.

     The net interest margin decreased during the three months ended September 30, 2003 to 2.97% or 93 basis points lower than the 2002 level of 3.90%.

     The net interest margin for the nine months ended September 30, 2003 and 2002 was 3.17% and 3.94%, respectively.

     Non-interest Income. Non-interest income amounted to $2.2 million during the three months ended September 30, 2003, an increase of $425 thousand over the 2002 level of $1.8 million. Bankshares generated $1.9 million from the sale of mortgage loans. AHF was in its early development stage in the beginning of 2002. Since then, the gain on loan sales has increased $686 thousand from its balance of $1.2 million at the end of September 30, 2002. This growth is also reflected in loan originations and proceeds from sale of loans held for sale. Another key factor of this growth is the addition of the new mortgage banking office that opened in the first quarter of 2003 and key personnel that are now in place. As part of the company’s continuing asset / liability management, we have also repositioned the mix and duration of the investment portfolio and generated gains of $268 thousand in the third quarter of 2003 compared to gains of $577 thousand in the third quarter of 2002.

     Non-interest income amounted to $7.2 million during the nine months ended September 30, 2003, an increase of $4.0 million over the 2002 level of $3.2 million. Bankshares earned $4.9 million on the sale of mortgage loans and $2.0 million on the sale of investment securities in the first nine months of 2003, compared to $2.3 million and $762 thousand for the first nine months of 2002, respectively. From time to time we will pair off (simultaneous purchase and sale of investments with the net proceeds delivered to or from the brokerage house) investment securities expected to be delivered to the organization. The pair off transactions typically occur when shifts in market conditions change the expected cashflows of the investment portfolio or when our overall balance sheet and liquidity requirements change. We have separately classified the pair off transactions as “net gain on trading activities” on the income statement. These gains amounted to $213 thousand of the $2.0 million in net gains from the sale of securities in 2003.

     Non-interest Expense. Non-interest expense in the three months ended September 30, 2003 amounted to $3.0 million, compared to the 2002 level of $2.3 million. Salary and benefits expense for the three months ended September 30, 2003 was $1.9 million, or $667 thousand higher than the September 30, 2002 level of $1.2 million. The significant increase results from the addition of personnel in the Bank operations as well as commissions and incentives paid on mortgage banking production. Occupancy and furniture and equipment costs for the three months ended September 30, 2003 were up $202 thousand over the 2002 level of $221 thousand due to the openings of our Reston and Ballston branches as well as our Chantilly headquarters. Other operating expenses amounted to $684 thousand for the three months ended September 30, 2003 compared to $799 thousand for the same period in 2002.

     Non-interest expense in the nine months ended September 30, 2003 amounted to $8.8 million compared to the 2002 level of $5.3 million. Salary and benefits expense for the nine months ended September 30, 2003 was $5.1 million compared to the September 30, 2002 level of $2.9 million. The significant increase results from commissions and incentives paid on mortgage banking production as well as new personnel in the Bank. Occupancy and furniture and equipment costs were up $536 thousand over the 2002 level of $584 thousand. Other operating expenses amounted to $2.6 million in the first nine months of 2003 compared to $1.9 million in 2002. The costs associated with the branch openings are reflected by the increase in these expenses.

     Income Taxes. We recorded $436 thousand in income tax expense in the third quarter of 2003, as compared to $322 thousand in 2002. Bankshares’ effective tax rate was 27.4% for the quarter ended September 30, 2003, compared to 26.9% for the third quarter of 2002. During the first nine months of 2003, the income tax expense recorded was $1.5 million compared to $537 thousand for 2002. Bankshares’ effective tax rate was 30.0% for the first nine months of 2003, compared to 25.2% for the nine months of 2002. The increase in the effective tax rate was primarily driven by the state tax associated with the mortgage banking income. The effective tax rate is lower than the statutory rate of 34% primarily due to the benefits of our municipal bond portfolio.

Analysis of Financial Condition

     Investment Securities. Investment securities available-for-sale amounted to $180.2 million as of September 30, 2003, a $49.2 million increase over the December 31, 2002 level of $131.0 million. A single investment of $100 thousand was classified as held to maturity for all periods reported.

     Bankshares generally classifies investment securities as available-for-sale under the classifications required under SFAS No.115. The portfolio is used to manage excess liquidity and general liquidity needs as well as other rebalancing needs as required by the overall asset/liability position.

     The effects of unrealized gains (losses) on the portfolio were ($1.3) million as of September 30, 2003 and $1.4 million as of December 31, 2002. The unrealized gain (loss) as of September 30, 2003 amounted to (0.7%) of the total available-for-sale investment portfolio compared to 1.1% of the December 31, 2002 portfolio balance.

     The investment portfolio as of September 30, 2003 contained callable US Agency securities, US Agency Collateralized Mortgage Obligations (“CMOs”), US Agency Mortgage Backed Securities (“MBSs”), State and Municipal Bonds, Federal Reserve Bank

stock, Federal Home Loan Bank stock and other securities. Bankshares’ investment strategy includes investments that provide stable cashflows, “locked out” fixed rate investments, municipal securities and callable securities. As part of the overall Asset/Liability strategy, fixed rate securities that provide an appropriate rate of return are purchased, consistent with the objective of maintaining portfolio duration in the 5 to 8 year range. Bankshares actively manages its portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions.

     Contractual maturities of CMOs and MBSs are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, callable agency securities may be called by the issuer prior to the contractual maturity.

     As the investment portfolio represents a significant portion of total assets (48.8% as of September 30, 2003) we actively manage the investment portfolio. The 10 year treasury, a benchmark for mortgage backed securities and long term interest rates, has trended upward in price and downward in yield in 2003, reaching record price and yield levels in June 2003. The rate movement has accelerated prepayments to historic high levels on CMO and MBS products. Our strategy throughout 2003 has been to monitor prepayments and to sell investments that were anticipated to have very high levels of prepayments. Additionally, we have purchased newer production MBS and CMO products that are expected to have slower prepayments. Our strategy for agency investments and municipal bonds is to manage the overall duration of those sectors to maintain a base case duration and rising rate duration (up 100 basis points) similar to a 5 year treasury instrument. In the first half of 2003, we sold investments to achieve these stated objectives. The overall investment rebalancing activities generated gains of $1.7 million in the first six months of 2003. The changing interest environment will have an impact on our future activities and results.

      According to policy, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities during any period covered by this report.

     Loan Portfolio. The loan portfolio was $108.0 million as of September 30, 2003, which compares to $82.8 million as of December 31, 2002. Commercial loans represented 24.9% of the loan portfolio, or $26.9 million as of September 30, 2003. Commercial real estate loans (generally owner-occupied) were $35.1 million or 32.5% of the loan portfolio as of September 30, 2003. Residential real estate loans (home equity and fixed rate trusts) were $33.9 million or 31.5% of the loan portfolio as of September 30, 2003. Consumer and real estate construction loans made up the balance of the loan portfolio as of September 30, 2003.

     Asset Quality. The loan portfolio has experienced very few past due loans since inception. As of September 30, 2003, the Bank had two loans that were on nonaccrual status totaling $192 thousand. As of December 31, 2002, Bankshares had no nonaccrual loans or loans past due by 90 days. The allowance for loan losses was $1.37 million as of September 30, 2003, or 1.27% of loans outstanding, compared to $1.07 million as of December 31, 2002, or 1.29% of outstanding loans. (The ratios exclude loans held for sale).

     Nonperforming Assets. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. As of September 30, 2003, $192 thousand of loans was considered for nonaccrual status. This balance is made up of two nonaccrual loans; one is a consumer recreational vehicle loan and the other is a home loan. Subsequent to September 30, 2003, we received some payments on the consumer loan. The home related to the nonaccrual loan has been listed for sale. We anticipate full collection of the principal balance upon the sale of the home. Bankshares had no nonperforming assets as of December 31, 2002. There we no loans past due 90 days or more and still accruing interest as of September 30, 2003 or December 31, 2002.

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

     Deposits. Bankshares seeks deposits within the market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. As of September 30, 2003, the deposit portfolio grew to $283.6 million, a $67.6 million increase over the December 31, 2002 level of $216.0 million. Bankshares has seen growth in several key categories over the periods compared. Demand deposits, NOW, money market and certificates of deposit have all grown in proportion to overall company growth. The effects of several key deposit gathering and branching initiatives have allowed Bankshares’ deposit and customer base to continually expand.

     From time to time, we will gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow the organization to fund loan and investment growth with minimal impact on overall sales efforts. As of September 30, 2003 we had $60.7 million in such deposits compared to $23.9 million as of December 31, 2002. The balances of the $60.7 million and the $23.9 million consist of two types of “brokered” deposits. We had $9.5 million as of September 30, 2003 and $6.0 million as of December 31, 2002, of brokered deposits that relate to a state government program. At September 30, 2003, we had $51.2 million of brokered deposits compared to $17.9 million at December 31, 2002 that are part of a periodic marketing program by a licensed broker on our behalf. The Bank entered into a series of brokered deposits during 2003 as part of a corporate initiative to extend the maturity of liabilities. The new issuances had a weighted average maturity of 2.5 years with a weighted average rate of 2.39%. As market conditions warrant and balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.

     Purchased Funds. Bankshares offers repurchase agreements (“repos”) to commercial customers and affluent individuals. Customer repos amounted to $29.2 million as of September 30, 2003 compared to $34.5 million as of December 31, 2002. Bankshares does not have any open repos with broker dealers.

     Customer repos are standard repurchase agreement transactions; however they involve an Alliance Bank customer instead of wholesale banks and brokers. We offer this product as an accommodation to larger retail and commercial customers that warrant safety for their funds beyond the normal FDIC limitations. We believe this product offers us a stable source of financing at a reasonable market rate of interest.

     As of September 30, 2003 and December 31, 2002, we had a series of advances outstanding with the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $13.0 million and $10.5 million, respectively. As of September 30, 2003, $10.0 million of the advances had floating rate characteristics compared to $7.5 million at December 31, 2002. The new $10.0 million advance entered into in the first quarter of 2003, has floating rate characteristics with embedded interest rate caps that serve to reduce interest rate risk in a rising interest rate environment. Additionally, Bankshares participates in the Note Option Treasury, Tax & Loan (“TT&L”) program with the Federal Reserve Bank. This program allows Bankshares to collect tax deposits from customers. Periodically, the Federal Reserve Bank will reduce TT&L holdings in participating banks based on the overall monetary policy in place at the time. Bankshares has consistently had a TT&L ceiling of $500 thousand with the Federal Reserve Bank.

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

     Our liquidity is directly impacted by the mortgage banking unit. As interest rates decline, mortgage refinances and home purchases increase. In addition to the impacts of the interest rate movements, the mortgage banking unit has been adding key production personnel which will have an impact on the funding requirements. The banking unit provides a warehouse line of credit to the mortgage banking unit. The funds advanced on this line support the closing of mortgages until they are sold to third party investors. In 2003, the advances under this line of credit have averaged $35.5 million compared to

$12.7 million in 2002. The organization’s general liquidity management activities take into account current and expected warehouse line of credit needs.

     In 2003, we expanded our use of brokered deposits as part of our core business growth and an overall leverage strategy. In early 2003, we reissued a maturing brokered certificate of deposit with a series of new certificates of deposit at lower rates and longer terms. As with any deposit product, the organization has potential risk for non renewal by the customer or broker. Our well capitalized status, profitably and IDC rating indicate that we have a solid base and that issuance of new brokered certificates of deposits has been a positive activity.

     Interest Rates. During the first six months of 2003 interest rates generally trended downward. As an organization, we benefited from declining interest rates in various ways, including realized and unrealized investment securities gains, mortgage refinancings and lower funding costs. In the third quarter interest rates were exceptionally volatile. Notwithstanding this volatility, we were able to hold our funding costs in line. Although we made minor upward rate adjustments in specific product lines, generally speaking, our funding rates were very similar to the second quarter 2003 levels. At the end of the third quarter 2003, our mark to market adjustment was negative. As of September 30, 2003 our CMO and MBS mark to market adjustments were relatively modest. Our Agency and Municipal portfolios experienced a $1.3 million negative mark to market. This adjustment was less than 1.0% of the $137.4 million book value of these two portfolios at September 30, 2003. During the same quarterly period our net interest income (on a fully taxable equivalent basis) rose to its highest quarterly level reaching $2.7 million dollars. Continuing rapid interest rate movements may cause future mark to market adjustments. We manage our investments in the context of our overall balance sheet. We may sell investments at a loss, for liquidity or strategic purposes. Our internal benchmarks target a recovery of any market loss in a reasonable period of time.

      AHF has benefited from the lower interest rates in 2003. During the first six months of 2003, AHF experienced a greater than normal volume of mortgage refinancings. On a monthly basis the business mix of mortgage refinancings compared to purchase transactions grew significantly. The business mix approached 70% refinancings during this period. In the third quarter, the market volatility contributed to a significant slowdown in mortgage refinancings. The business mix towards the latter portion of the third quarter 2003 shifted to 65% purchase transactions. This represents a more realistic and normal environment for AHF. Although the composition of the business changed during the quarter, we have expanded our production team to augment the purchase transactions originated by our core team. Our business strategy is very focused on recruiting experienced loan officers who can bring steady business to the organization during peak and non peak industry production periods.

     Cashflows. Our cashflow from operating activities, investing activities and financing activities has changed dramatically from our previous levels. Several factors contribute to the changes. They are the general profitability of the company, expansion of our banking subsidiary, creation and expansion of our mortgage banking unit, our deposit gathering strategies, our lending strategies and the investment portfolio. From a historical perspective Alliance was founded in 1998 with a single location with approximately 10 employees. As of September 30, 2003, our company has four banking offices, two mortgage banking offices and approximately 85 employees. This growth directly translates into a larger customer base. Since the company is in a growth mode historical cashflow levels may not be reliable indicators of future cashflow levels.

     Capital. Bankshares is considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $19.6 million as of September 30, 2003 compared to $17.6 million as of December 31, 2002. The capital balance reflects the change in unrealized losses on available-for-sale securities of $1.8 million as well as 2003 earnings of $3.5 million. Also, options to purchase 13,500 shares of common stock were exercised during the three month period ending September 30, 2003. This exercise of options contributed a $60 thousand increase to capital. Book value per common share was $6.04 as of September 30, 2003 compared to $5.54 as of December 31, 2002 as restated to give retroactive effect to the three-for-two stock split in the form of a stock dividend declared in August 2003 and payable in September 2003.

     Bankshares has not declared or paid cash dividends since inception. It is the company’s general policy to retain earnings to support future organizational growth.

     On June 30, 2003, Bankshares privately issued $10 million in Trust Preferred Capital Securities (“TRUPS”). The TRUPS are a 30 year instrument, with a five year call provision, and a market interest rate of 3 month LIBOR plus 315 basis points. Under current banking regulations a portion of TRUPS is considered as Tier 1 capital with the residual amount considered Tier 2 capital. As of September 30, 2003 approximately $5.1 million of the TRUPS is considered Tier 1 capital. This financing strategy allows Bankshares the continued ability to grow as future earnings allow for a larger portion of the TRUPS to count as Tier 1 capital.

     Concentrations. Bankshares operates in the greater Washington, DC metropolitan region, primarily in the Northern Virginia submarket. Bankshares’ overall business strategy includes a focus on real estate activities. Material changes in the economic situation of the region and / or the region’s real estate market could have an adverse impact on Bankshares.

Recent Accounting Pronouncements

     On November 25, 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. The Interpretation clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of the Intepretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Interpretation did not have an impact on Bankshares’ consolidated financial statements.

     On January 17, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities (VIEs). Although the FASB ´s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. Once it goes into effect, the Interpretation will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51, Consolidated Financial Statements, or (b) other existing authoritative guidance, or, alternatively, (2) whether the variable-interest model under the Interpretation should be used to account for existing and new entities. For public entities, the Intepretation is effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for VIEs created before February 1, 2003 and is effective immediately for VIEs created after January 31, 2003. The Intepretation will not have an impact on Bankshares’ consolidated financial statements.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Bankshares’ consolidated financial statements.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of this Statement did not result in an impact on the Bankshares’ consolidated financial statements.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 21, 2002)

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 21, 2002)

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(ii) of Regulation S-B.

10.1	Lease Agreement between Alliance Bank and The Shops at Fair Lakes, L.P. (Main Office, 12735 Shops Lane, Fairfax, Virginia) dated as of September 15, 1997, as amended through July 10, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed November 14, 2002)

10.2	Deed of Ground Lease between Alliance Bank and the City of Manassas Park, Virginia (Manassas Park Office, 9150 Manassas Drive, Manassas Park, Virginia) dated as of June 5, 2001 (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed November 14, 2002)

10.3	Lease Agreement between Alliance Bank and Ron Henry Associates (Trailer for Manassas Park Branch) dated as of July 12, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-QSB filed November 14, 2002)

10.4	Lease Agreement between Alliance Home Funding, LLC and Arnell Corporation (Mortgage Company Office, 10400 Eaton Place, Fairfax, Virginia) dated as of May 8, 2001 (incorporated by reference to Exhibit 10.4 to Form 10-QSB filed November 14, 2002)

10.5	Deed of Lease by and between Plaza America Office Development II, LLC and Alliance Bank Corporation (Reston Office, 11730 Plaza America Drive, Reston, Virginia) dated as of January 22, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-QSB filed November 14, 2002)

10.7	Sublease Agreement between Alliance Bank Corporation and Hamilton Resources Corporation (Corporate Headquarters, 14280 Park Meadow Drive, Chantilly, Virginia) dated as of October 15, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed April 10, 2003)

10.8	Deed of Lease by and between Alliance Home Funding, LLC and West Street Development, LLC (Manassas Mortgage Company Office, 9200 Church Street, Manassas, Virginia) dated as of November 15, 2002

(incorporated by reference to Exhibit 10.8 to Form 10-KSB filed April 10, 2003)

10.9	Deed of Lease by and between Alliance Bank and Ballston 4501, LLC (Arlington Office, 4501 North Fairfax Drive, Arlington, Virginia) dated January 17, 2003 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed May 15, 2003)

10.10	Deed of Lease by and between 8221 Old Courthouse Road, L.C. and Alliance Bank Corporation (Tysons Corner Office, 8221 Old Courthouse Road, Vienna, Virginia) dated as of July 30, 2003

10.29	Alliance Bankshares Corporation Stock Option Plan, as restated April 1, 2003 (incorporated by reference to Exhibit 99 to registration statement on Form S-8 (Registration No. 333-106264) filed June 19, 2003)

10.30	Employment agreement by and between Alliance Bank and Thomas A. Young, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-QSB filed May 15, 2003)

10.31	Employment agreement by and between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-QSB filed May 15, 2003)

10.32	Employment agreement by and between Alliance Bank and Craig W. Sacknoff dated March 1, 2003 (incorporated by reference to Exhibit 10.32 to Form 10-QSB filed May 15, 2003)

10.33	Employment agreement by and between Alliance Bank and Robert H. Turley dated March 1, 2003 (incorporated by reference to Exhibit 10.33 to Form 10-QSB filed May 15, 2003)

11	Statement re: Computation of per share earnings

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

     On July 7, 2003, Bankshares filed a Current Report on Form 8-K relating to Bankshares’ press release announcing the issuance of $10 million of trust preferred securities.

     On July 31, 2003, Bankshares filed a Current Report on Form 8-K relating to Bankshares’ press release announcing second quarter 2003 earnings.

     On September 3, 2003, Bankshares filed a Current Report on Form 8-K relating to Bankshares’ press release announcing a three-for-two stock split in the form of a stock dividend.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION
(Registrant)

November 12, 2003	/s/ Thomas A. Young, Jr.
Date
Thomas A. Young, Jr.
President & CEO
(principal executive officer)

November 12, 2003	/s/ Paul M. Harbolick, Jr.
Date
Paul M. Harbolick, Jr.
Executive Vice President & CFO,
Corporate Secretary
(principal financial & accounting officer)