Form 10KSB
period 2003-12-31
ALLIANCE BANKSHARES CORP
filed 2004-04-01
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________to_____________

Commission file number: 000-49976

ALLIANCE BANKSHARES CORPORATION

(Name of small business issuer in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	46-0488111 (I.R.S. Employer Identification No.)

14280 Park Meadow Drive, Suite 350, Chantilly, Virginia 20151
(Address of principal executive offices) (Zip code)

(703) 814-7200
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $4 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenue for the fiscal year ended December 31, 2003 was $23,391,000.

Aggregate market value of Alliance Bankshares Corporation voting stock held by non-affiliates as of March 26, 2004 was $78,144,000 based on the closing sale price of $18.50 per common share.

The number of shares of common stock outstanding as of March 26, 2004 was 4,743,424.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2004 Annual Meeting of Shareholders to be held on June 10, 2004 (the “2004 Proxy Statement”) are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I.

Item 1. Description of Business

Overview and History

     Alliance Bankshares Corporation is a single-bank holding company headquartered in Chantilly, Virginia. We were incorporated in Virginia on May 22, 2002 and acquired all of the shares of Alliance Bank Corporation in a statutory share exchange on August 16, 2002. Our primary asset is Alliance Bank Corporation.

     Alliance Bank is a state-chartered commercial bank. Alliance Bank was incorporated in Virginia on July 24, 1996 and opened on November 16, 1998. Alliance Home Funding, LLC, a wholly owned subsidiary of Alliance Bank, opened in July 2001 to pursue and execute our strategic initiative of engaging in mortgage banking.

     Our business operations are focused in the greater Washington, D.C. metropolitan area. We have five full-service banking offices in Northern Virginia and three mortgage origination offices in the Washington, D.C. metropolitan area.

     We provide customized banking solutions to small and medium sized businesses, entrepreneurs, professionals, consumers and high net worth individuals. We target customers throughout the greater Washington, D.C. metropolitan area, with a primary concentration of customers in Northern Virginia. Our products include a broad array of commercial and retail banking services and products, including commercial, real estate, home equity and consumer loans and checking, savings, money market and certificate of deposit accounts. We offer consumer and corporate credit cards through a third party processor. Alliance Home Funding originates first and second mortgage loans to individuals in our market area. As part of our overall risk management strategy, mortgage loans are sold to major national mortgage banking or financial institutions. All servicing rights are sold with the mortgage loan. The corporate objective of Alliance Home Funding is to generate gains on sales of loans. From time to time, Alliance Bank may purchase loans originated by Alliance Home Funding.

     The key components of our revenue are interest income and fees on loans, investment income and gains on sales of securities, as well as gains on sales of mortgage loans. As a community focused banking organization, we strive to develop solid long term customer relationships that can translate into loans and deposit balances. We believe we can effectively deploy excess cash and cash flows into investments in the event the customer loan needs are not consistent with our credit policies. Since 2001, we have generated deposits at a significantly faster pace than loans. Recent economic conditions, such as the poor global and regional corporate earnings and other general slowing economic conditions, have favored investments over loans. Our loan and investment strategies balance the need to maintain adequate liquidity through excess cash or federal funds sold with opportunities to appropriately leverage our capital. Our investment portfolio has grown as a percentage of total assets as a byproduct of the strong deposit growth. We intend to grow our loan portfolio as fast as we can, consistent with maintaining strong credit quality. We have had $49,000 of net loan charge-offs since inception.

Growth Strategy

     Our strategic plan is based on the premise of enhancing shareholder value through growth, branching and operating profits. Our short-term goals include creating an attractive branch network, expanding fee income, expanding our core banking services and products and offering attractive residential mortgages to clients and area consumers.

     Banking consolidation within the greater Washington, D.C. metropolitan area continues, and we believe that this consolidation presents a significant opportunity for us to continue to build a dynamic, community-oriented banking franchise. We have grown now to five bank branches and three mortgage origination offices (our third office in Reston opened in February, 2004), and opened two banking offices per year during 2002 and 2003. We intend to continue to expand our business through internal growth and geographic expansion within Fairfax County and adjacent counties while maintaining strong asset quality and sustaining our profitability.

     Part of our expansion plan involves the acquisition of former branch sites and/or banking personnel from other financial institutions that are closed as a result of the ongoing consolidation in our market area. During 2002 we relocated our headquarters to new space in order to make space available at our Fair Lakes office for lending and other branch-related personnel. Although the opening of additional facilities increases our operating expenses, we attempt to stagger our new branch openings in an effort to reduce the impact of these expenses on the results of our operations.

     Ongoing consolidation in our market has also created significant opportunities to attract new customers. As a community-focused financial institution, we offer products and services in a manner that distinguishes us from larger financial institutions. As financial institution consolidation creates customer dissatisfaction, we find opportunities to serve these customers within our existing branch network.

     In view of the ongoing expansion and growth in the greater Washington, D.C. metropolitan area, we believe there are substantial growth opportunities in the small to medium-sized home builders sector of our local economy.

     We also plan to continue our focus on specialized customer services. We have made a special effort to obtain deposits from title and mortgage loan closing companies, which represent a substantial percentage of our non-interest bearing deposits. Through the use of proprietary software, enhanced customer service, and the most recent technology, we are able to deliver an array of services that are very attractive and affordable for title insurance agencies, many of which maintain significant escrow balances with us. Our growth strategy includes expanding the number of customers in this market segment by continuing to provide the highest quality of customer service and the latest technology devoted to this industry. Meeting the withdrawal needs of these customers requires that we maintain greater than normal short term liquidity and/or lines of credit.

     We have expanded our financial products and service offerings. Through Alliance Bank and a joint venture with LINSCO Private Ledger, Inc., we provide full-service brokerage account services for our clients. While this capability is presently marketed only to a narrow segment of our customer base, we plan to expand this portion of our product offerings in the future.

Location and Market Area

     Our primary market is the greater Washington, D.C. metropolitan area, which includes the Northern Virginia counties of Fairfax, Prince William, Arlington, Fauquier, and Loudoun; the Northern Virginia cities of Alexandria, Manassas, Manassas Park, Fairfax, and Falls Church; the Maryland counties of Montgomery, Frederick, and Prince Georges; and the District of Columbia. We are located in Fairfax, Virginia, a key area within the Northern Virginia market. Our branches are in Fairfax County, Arlington County, and Prince William County. Our main banking office is located in the Fair Lakes area of Fairfax. We have additional offices in the City of Manassas Park, Reston, Ballston and most recently Tysons Corner. Alliance Home Funding serves a broad market in the greater Washington, D.C. metropolitan area. Its three mortgage origination offices are located in Fairfax, Manassas and Reston. In addition to the offices for Alliance Bank and Alliance Home Funding, we also lease administrative space in Chantilly, Virginia. The Chantilly location serves as our corporate headquarters.

     Based on 2000 U.S. Census data, the population of the greater Washington, D.C. metropolitan area was approximately 4.5 million people. The average medium household income reported in this census data for the jurisdictions constituting this market area was approximately $64,200, compared to a national medium household income of approximately $42,000. Estimates released by the U.S. Bureau of Labor Statistics for September, 2003, indicate an unemployment rate for the greater Washington, D.C. metropolitan area of approximately 3.3%, compared to a national unemployment rate of approximately 5.8%. Based on the recent deposit information provided by the FDIC, total deposits in the metropolitan area were approximately $104 billion.

Competition

     The banking business is highly competitive. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our primary market area and elsewhere.

     We are based in the heart of the Northern Virginia market. We have been able to effectively leverage our talents, contacts and location to achieve a strong financial position for a relatively new bank. However, our primary market area is highly competitive and heavily branched. Competition in our primary market area for loans to small and medium-sized businesses, individuals and professionals, is intense, and pricing is important. Most of our competitors have substantially greater resources and lending limits than we do and offer extensive and established branch networks and other services, that we do not expect to provide in the near future. Moreover, larger institutions operating in our primary market area have access to borrowed funds at a lower rate than is available to us. Deposit competition is strong among institutions in our primary market area. As a result, it is possible that we may, to remain competitive, pay above-market rates for deposits. Despite strong competition, we are experiencing success in our primary market area because the area is reacting favorably to our community focus and our emphasis on service to the small and medium-sized business community, individuals and professionals.

     Recent mergers of community banks into regional banks have increased the presence of large regional bank holding companies in our already competitive marketplace. These mergers have created opportunities for community-focused, prudently managed, small and medium-sized business-oriented banks. Our board believes it is a significant advantage to be a community owned and operated state bank interested exclusively in small and medium-sized businesses, individuals and professionals in the Northern Virginia market and the surrounding greater Washington, D.C. metropolitan area and adjacent counties.

Banking Products and Services

     Our principal business is accepting deposits from the public and making loans and other investments. Deposits are our major source of funding, while loan products and investments serve as our major use of our funds. We are committed to providing high quality deposit products and loan products to our customers, and we have made significant investments in our core banking systems that support virtually all of our banking functions. Our deposit activities, loan products and investments and funding are described below.

Deposit Activities

     Deposits are the major source of our funding. We offer a broad array of deposit products that include Demand, NOW, money market and savings accounts as well as certificates of deposit. We typically pay a competitive rate on the interest bearing deposits to garner our share of the market. As a relationship-oriented bank, we seek generally to obtain deposit relationships with our loan clients. As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure as our liquidity position changes. Additionally, we may use brokered deposits to augment Alliance Bank’s funding position as well as supporting the funding needs of Alliance Home Funding.

Lending Activities

     Loan Portfolio. Our primary focus is on making loans to small businesses and consumers in our local market area. In addition, we also provide a wide range of real estate finance services. Our lending activities are principally directed to our primary market area in Northern Virginia and the surrounding jurisdictions in the Washington, D.C. metropolitan area. The loan portfolio was $118.9 million at December 31, 2003, compared to $82.8 million at December 31, 2002.

     Commercial Business Lending. Our commercial business lending consists of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration loans, stand-by letters of credit and unsecured loans. Commercial loans are written for any business purpose including the financing of plant and equipment, the carrying of accounts receivable, general working capital, contract administration and acquisition activities. Our client base is diverse, and we do not have a concentration of loans in any specific industry segment. Commercial business loans are generally secured by accounts receivable, equipment and other collateral such as marketable securities, cash value of life insurance, and Alliance Bank time deposits. Commercial business loans have a higher degree of risk than residential mortgage loans. To manage these risks, we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of our business borrowers. Commercial loans represented 24.7% of the loan portfolio or $29.3 million at December 31, 2003 or an increase from the 2002 level of $16.5 million which represented 19.9% of the loan portfolio at December 31, 2002. This compares to 22.8% or $12.1 million at December 31, 2001.

     Commercial Real Estate Lending. We finance commercial real estate for our clients. We generally finance owner-occupied commercial real estate at a maximum loan–to-value ratio of 80%. However, in many cases our loan-to-value ratio is less than 80%. Our underwriting policies and processes focus on the clients’ ability to repay the loan, as well as assessment of the underlying real estate. Risks inherent in managing a commercial real estate portfolio include sudden or gradual drops in property values as well as changes in the economic climate. We attempt to mitigate these risks by carefully underwriting loans of this type, as well as following our loan-to-value standards. Commercial real estate loans, which are predominantly owner-occupied, were $37.4 million, or 31.5% of the loan portfolio at December 31,

2003, compared to $24.7 million, or 29.9% of the loan portfolio at December 31, 2002. This compares to $15.1 million or 28.6% of the loan portfolio at December 31, 2001.

     Real Estate Construction Lending. The real estate construction segment of our loan portfolio is predominantly residential in nature and is comprised of loans with short duration, meaning maturities typically of nine months or less. Residential houses under construction and the underlying land for which the loan was obtained secure the construction loans. Approximately 85% of these loans are concentrated in the Northern Virginia market. Construction lending entails significant risks compared with residential mortgage lending. These risks involve larger loan balances concentrated with single borrowers, with funds advanced on the security of the land or home under construction, which is estimated prior to the completion of the home. Thus it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate these risks, we generally limit loan amounts to 80% of appraised values and obtain first lien positions on the property taken as security. Additionally, we offer real estate construction financing to individuals who have demonstrated the ability to obtain a permanent loan.

     Residential Real Estate Lending. We offer a variety of consumer-oriented residential real estate loans. A majority of our residential real estate lending portfolio is made up of home equity loans to individuals. The home equity portfolio gives us a diverse client base. Although most of these loans are in the Northern Virginia area, the diversity of the individual loans in the portfolio reduces our potential risk. Residential real estate loans (home equity and fixed rate mortgage loans) were $37.3 million, or 31.4% of the total loan portfolio at December 31, 2003, and $27.4 million, or 33.1% of the loan portfolio at December 31, 2002.

     Consumer Installment Lending. We offer various types of secured and unsecured consumer loans. We make consumer loans primarily for personal, family or household purposes as a convenience to our customer base since these loans are not the primary focus of our lending activities. The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan. The stability of the applicant’s monthly income may be determined by verification of gross monthly income from primary employment and additionally from any verifiable secondary income.

     Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of unsecured consumer loans, such as lines of credit, or loans that are secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as us, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral. We add general provisions to our loan loss allowance at the time that the loans are originated. Consumer loan delinquencies often increase over time as the loans age. We have very few unsecured consumer loans.

     Credit Policies and Administration. We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, all credit decisions in excess of the officers’ lending authority must be approved prior to funding by a management loan committee and/or a board of directors-level loan committee. Any loans above $1.5 million require full board of directors approval. Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial conditions of its borrowers and the concentration of such loans in our portfolio.

      In addition to the normal repayment risks, all loans in our portfolio are affected by the state of the economy and the related effects on the borrower and/or the real estate market. Generally, longer-term loans have periodic interest rate adjustments and/or call provisions. Senior management monitors the loan portfolio closely to ensure that past due loans are minimized and that potential problem loans are dealt with promptly. In addition to the internal business processes employed in the credit administration area, we retain an outside credit review firm to review the loan portfolio. A detailed annual review is performed, with an interim update occurring at least once a year. Results of the report are used to validate our internal loan ratings and to review independent commentary on specific loans and loan administration activities.

      Lending Limit. At December 31, 2003, our legal lending limit for loans to one borrower was $4.0 million. As part of risk management strategy, we maintain internal “house” limits below our legal lending limit. When we receive customer requests in excess of our legal lending limit, we evaluate the credit risk under our normal guidelines. Approved transactions exceeding our lending limit are sold and funded by other banks. This practice allows us to serve our clients’ business needs as they arise.

Alliance Home Funding, LLC (mortgage banking unit)

     We have diversified our core banking revenue stream with the addition of our mortgage banking unit, Alliance Home Funding, which opened in July 2001 with one location. Over the past two years we have greatly expanded our mortgage banking operations. As of December 31, 2003, we had two mortgage banking offices, Fairfax and Manassas. We opened our third mortgage production office on February 12, 2004. Through Alliance Home Funding, we originate conforming and non-conforming home mortgages in the greater Washington, D.C. metropolitan area. As part of our overall risk management strategy, all loans are sold on a correspondent basis to major national mortgage banking or financial institutions. All servicing rights are sold with the mortgage loan. The corporate objective of Alliance Home Funding is to generate gains on sales of loans for Alliance Bank.

     The size and growth of Alliance Home Funding also creates risks for Alliance Bankshares. Our net income includes large amounts of gains on the sale of mortgage loans. In 2003, loan sale gains were $6.3 million, compared to $3.0 million in 2002. Salary and benefit expenses related to Alliance Home Funding increased substantially during the periods mentioned. The loan officers associated with Alliance Home Funding receive their compensation on a commission basis. Thus the significant increase in loan origination and gains on loan sales have had a similar effect on our salary expense. In the year ended December 31, 2003, Alliance Home Funding originated $236.2 million in mortgage loans or $93.1 million more than the 2002 level of $156.3 million. The production is typically skewed towards the peak home buying season which is the spring and summer seasons (second and third quarters).

     Maintaining a high level of loan sale gains depends primarily on continuing to originate mortgage loans at similar volume levels. The production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect our mortgage originations and, consequently, reduce our income from mortgage banking activities. As a result, these conditions may adversely affect our net income. We attempt to mitigate our risks by offering adjustable rate mortgage products which typically have lower interest rates, pursuing purchase money mortgage transactions, expanding our loan origination staff and focusing our efforts in diverse multicultural markets.

     In addition, mortgage banking activities generally involve risks of loss if secondary mortgage market interest rates increase substantially while a loan is in the “pipeline” (the period beginning with the application to make or the commitment to purchase a loan and ending with the sale of the loan). Our policy is to reduce this interest rate risk by selling each mortgage loan when the borrower locks in the interest rate on the loan.

Brokerage and Investment Services

     We provide brokerage and investment services through a contract between LINSCO Private Ledger, Inc. and Alliance Bank. Under this arrangement, financial advisors offer our customers a diverse array of financial products and services, including estate planning, qualified retirement plans, annuities, mutual funds, life insurance, fixed income securities, and equity research and recommendations.

     We entered into our arrangement with LINSCO Private Ledger in January 2003, following the termination of an arrangement with Raymond James & Associates, Inc. at the end of 2002 as part of a realignment of that company’s joint venture products with community banks.

Investments and Funding

     We balance our liquidity needs based on loan and deposit growth via the investment portfolio and purchased funds. It is our goal to provide adequate liquidity to support our loan growth. In the event we have excess liquidity, investments are used to generate positive earnings. In the event deposit growth does not fully support our loan growth, a combination of investment sales, repurchase agreements, federal funds and other purchased funds will be used to augment our funding position.

     Our investment portfolio is actively monitored and is generally classified as “available for sale.” Under such a classification, investment instruments may be sold as deemed appropriate by management. On a monthly basis, the investment portfolio is marked to market as required by FASB Statement No. 115. Additionally, the investment portfolio is used to balance our asset and liability position. We will invest in fixed rate or floating rate instruments.

SUPERVISION AND REGULATION

Bank Holding Company Act

     As a bank holding company registered under the Bank Holding Company Act of 1956, as amended, we are subject to supervision by the Federal Reserve. We are required to file with the Federal Reserve an annual report and such other additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. We must also provide the Virginia Bureau of Financial Institutions with information regarding ourselves and our subsidiaries. The Federal Reserve and the Virginia Bureau of Financial Institutions may also examine Alliance Bankshares and its subsidiaries.

     The Bank Holding Company Act requires approval of the Federal Reserve for, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Bank Holding Company Act also generally permits the acquisition by a bank holding company of control, or substantially all the assets, of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law, but if the bank is at least 5 years old, the Federal Reserve may approve the acquisition. Similarly, approval of the Virginia Bureau of Financial Institutions is required for certain acquisitions of other banks and bank holding companies.

     Under current law, with certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in, a company that engages in activities which the Federal Reserve has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

     The Federal Reserve requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries. Alliance Bankshares would be compelled by the Federal Reserve to invest additional capital in the event Alliance Bank experiences either significant loan losses or rapid growth of loans or deposits.

Gramm Leach Bliley Act of 1999

     Effective on March 11, 2000, the Gramm Leach Bliley Act (the GLB Act) allows a bank holding company or other company to declare and certify its status as a financial holding company, which will allow it to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.

     In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries must be well capitalized and well managed, and must meet their Community Reinvestment Act of 1977 (CRA) obligations. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve and certify that it meets the requirements. Banks and thrifts acquired by a financial holding company within 12 months prior to the date on which the election is filed may be excluded from this test if they have less than a satisfactory CRA rating, but they must submit a plan to the applicable federal banking agency describing how the CRA rating will be brought into conformance.

     The GLB Act also establishes a system of functional regulation for financial holding companies and banks providing regulation of securities by the Securities and Exchange Commission (the SEC) and state securities regulators, regulation of futures by the Commodity Futures Trading Commission, and regulation of insurance activities by the state insurance regulators. Banks may sell title insurance only when specifically permitted under applicable state law.

     The GLB Act also imposes customer privacy requirements on financial institutions. Financial institutions generally are prohibited from disclosing customer information to non-affiliated third parties, unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions must disclose their specific privacy policies to their customers annually. Upon making such disclosure, there is no specific restriction on financial institutions disclosing customer information to affiliated parties. Financial institutions must comply with state law, however, if it protects customer privacy more fully than federal law. Alliance Bankshares does not currently contemplate seeking to become a financial holding company until it identifies significant specific benefits from doing so. The cumulative effect of the GLB Act and other recent bank legislation will cause us to expand our staff to handle the procedures required by this additional regulation. The increased staff costs will impact our profitability.

Capital Requirements

     The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital (4%) must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately issued mortgage backed securities representing indirect ownership of such loans.

     In addition to the risk-based capital requirements, the Federal Reserve has established a minimum 4.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% – 6.0% or more. The highest rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank that fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could become subject to a cease and desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease and desist order.

     Under these regulations, a state-chartered commercial bank will be:

•	“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater, and is not subject to any written capital order or directive;

•	“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a Tier 1 leverage ratio of 4% or greater (3% in certain circumstances) and does not meet the definition of “well capitalized;”

•	“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% or a Tier 1 leverage ratio of less than 4% (3% in certain circumstances).

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a Tier 1 leverage ratio of less than 3%; or

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

     As of all periods presented, both Alliance Bankshares and Alliance Bank were considered well capitalized.

     The risk-based capital standards of the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

Prompt Corrective Action

     Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, which: (a) restrict payment of capital distributions and management fees;

(b) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (c) require submission of a capital restoration plan; (d) restrict the growth of the institution’s assets; and (e) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: (a) requiring the institution to raise additional capital; (b) restricting transactions with affiliates; (c) requiring divestiture of the institution or the sale of the institution to a willing purchaser; (d) and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Payment of Dividends

     As a bank holding company, we are a separate legal entity from Alliance Bank and Alliance Home Funding. Virtually all of our income results from dividends paid to us by Alliance Bank. Alliance Bank is subject to laws and regulations that limit the amount of dividends that it can pay. The amount of dividends that may be paid by Alliance Bank depends upon Alliance Bank’s earnings and capital position and is limited by federal and state law, regulations and policies. As a bank that is a member of the Federal Reserve System, Alliance Bank must obtain prior written approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years. In addition, Alliance Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, Alliance Bank is not permitted to add the balance of its allowance for loan losses account to its undivided profits then on hand. It may, however, net the sum of its bad debts as so defined against the balance of its allowance for loan losses account and deduct from undivided profits only bad debts so defined in excess of that account. In addition, the Federal Reserve is authorized to determined under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings.

     In addition, under Virginia law, no dividend may be declared or paid out of a Virginia bank’s paid-in capital. Alliance Bank may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure Alliance Bank’s financial soundness, and may also permit the payment of dividends not otherwise allowed by Virginia law.

Insurance of Accounts, Assessments and Regulation by the FDIC

     Alliance Bank is a Virginia chartered commercial bank and a member of the Federal Reserve System. Its deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of Alliance Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing Alliance Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

     The Federal Deposit Insurance Act (the FDIA) establishes a risk-based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories — “well capitalized,” “adequately capitalized” and “undercapitalized” — defined in the same manner as those categories are defined for purposes of Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the Bank Insurance Fund of the FDIC reserve ratio falls below that level, all insured banks are required to pay premiums. Payment of deposit premiums, either under current law or as the deposit insurance system may be reformed, will have an adverse impact on earnings.

Restrictions on Extensions of Credit and Investment in the Stock of Alliance Bankshares or its Subsidiaries

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing, on the condition that: (a) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (b) the customer obtain or provide some additional credit, property or service from or to a holding company or any other subsidiary of a holding company; or (c) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

Monetary and Fiscal Policy Effects on Interest Rates

     Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of Alliance Bank’s earnings. Thus, our earnings and growth are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on Alliance Bank cannot be predicted.

Branching and Interstate Banking

     The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Riegle-Neal Act) by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997, that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

     The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states which specifically allow for such branching. Virginia has enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

Regulatory Enforcement Authority

     Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Transactions with Affiliates

     Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Section 23A (a) limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (b) requires that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Section 23B applies to “covered transactions” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same, or at least as favorable, to the bank as those provided to nonaffiliates.

Community Reinvestment Act

     The Community Reinvestment Act of 1977 requires that federal banking regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. To the best knowledge of Alliance Bank, it is meeting its obligations under this act.

Loans to Insiders

     The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholder of banks. Under Section 22(h) of the Federal Reserve Bank, any loan to a director, an executive officer or to a principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit. Loans in the aggregate to insiders of the related interest as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and with underwriting standards that are substantially the same as those offered in comparable transactions to other persons.

Other Regulations

     Alliance Bank is subject to a variety of other regulations. State and federal laws restrict interest rates on loans, potentially affecting our income. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on Alliance Bank in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed, or other prohibited factors. The Fair Credit Reporting Act governs the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and reporting of cash transactions as required by the Internal Revenue Service.

USA Patriot Act of 2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The cumulative effect of the Patriot Act requirements and requirements of other recent legislation affecting us will cause us to expand our staff to handle the procedures imposed by this legislation. The increased staff costs will impact our profitability.

Future Regulatory Uncertainty

     Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Employees

     As of December 31, 2003 we had 82 full-time and 5 part-time employees. None of our employees are covered by any collective bargaining agreements, and relations with our employees are considered good. We maintain a employee benefit program that includes health, dental, life and disability coverage as well as a 401(k) program.

Internet Access to Corporate Documents

     Information about Alliance Bankshares can be found on Alliance Bank’s website at www.alliancebankva.com. Under “Documents/SEC Filings” in the Investor Relations section of the website, Alliance Bankshares posts its annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, definitive proxy materials and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings are available free of charge.

Item 2. Description of Property

     We typically lease our branch and office locations. Our business model seeks to minimize the level of investment in buildings and facilities, thus we have not purchased any branch, production office or business office locations. In securing space, we are generally responsible for build out costs, furniture and fixtures, computers, telephones and bank specific equipment such as vaults, alarms and ATMs.

     We believe a natural evolution of a community-focused bank is to expand the delivery channels via the branch network. We plan to take advantage of strategic opportunities presented to us via mergers and consolidation occurring in our marketplace. We may lease branches that are being closed by other banks. Additionally, we will pursue key market locations for new branch facilities.

     The following table highlights our facilities:

Address	Type of Facility	Base Lease Expiration (1)
14280 Park Meadow Drive Chantilly, Virginia	Corporate Headquarters	October 2007

12735 Shops Lane Fairfax, Virginia	Main banking office, Full service branch, ATM	November 2008

11730 Plaza America Drive Reston, Virginia	Full service branch, ATM	August 2012

4501 North Fairfax Drive Arlington, Virginia	Full service branch, ATM	June 2013

Address	Type of Facility	Base Lease Expiration(1)
8221 Old Courthouse Road Vienna, Virginia	Full service branch, ATM	October 2008

9150 Manassas Drive Manassas Park, Virginia	Full service branch, ATM	August 2004

10400 Eaton Place Fairfax, Virginia	Mortgage banking headquarters Mortgage banking office	July 2006

9200 Church Street Manassas, Virginia	Mortgage banking office	January 2010

1840 Michael Faraday Drive Reston, Virginia	Mortgage banking office(2)	December 2008

(1)	Each lease has one or more renewal options that may be exercised at our discretion subject to terms and conditions outlined in each specific lease.

(2)	Opened on February 12, 2004.

     We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs. We use the internet, consistent with applicable regulatory guidelines, to augment our growth plans. As a result, we will deliver online account access, bill payment and commercial cash management via eAlliance Online. Certain loan and deposit products may be offered from time to time on our respective websites. We view the internet as a supplementary product delivery channel that meets the time and convenience needs of many of our current and future clients.

Item 3. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.

     Alliance Bank is a defendant in an action brought by First American Title Insurance Company in the Circuit Court of Fairfax County, Virginia. The claim against Alliance Bank is for an amount up to $975,000, increased from the original claim for up to $715,000. First American alleges that Alliance Bank had a duty to inform First American of certain transactions executed in escrow accounts maintained by a third party at Alliance Bank. We believe the transactions were properly authorized by the account holder and that we had no relationship with First American regarding the specific Alliance Bank customer accounts in question. We are vigorously defending this action.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

     All share amounts and dollar amounts per share with regard to our common stock described in this Form 10-KSB have been adjusted, unless otherwise indicated, to reflect the three-for-two stock split in the form of a stock dividend paid on September 29, 2003.

     Our common stock is listed for quotation on the Nasdaq SmallCap Market under the symbol ABVA.

     As of December 31, 2003, we had 3,241,491 shares of common stock issued and outstanding, held by approximately 460 shareholders of record. The closing price of our common stock on December 31, 2003 was $19.06 per share.

     The high and low sales prices per share for our common stock for two years ended December 31, 2003, as reported on the Nasdaq SmallCap Market, are shown in the table below. During these periods, we did not issue any cash dividends.

	High	Low
2002
1st Quarter	$5.67	$5.27
2nd Quarter	5.57	5.20
3rd Quarter	7.13	5.35
4th Quarter	7.40	6.47
2003
1st Quarter	9.02	6.99
2nd Quarter	11.57	8.73
3rd Quarter	15.93	11.07
4th Quarter	19.48	15.10

Subsequent Event – Common Stock Offering

     On February 23, 2004, we issued 1,481,470 shares of common stock in a registered public offering at a price of $17.00 per share. Net proceeds after commissions but prior to other offering expenses were in excess of $23.9 million. As of March 26, 2004, we had 4,743,424 shares of common stock outstanding. A portion of the new capital was downstreamed from Alliance Bankshares to the banking subsidiary, Alliance Bank.

Dividend Policy

     We have elected to retain all earnings to support current and future growth. We do not anticipate changing this policy for the foreseeable future. From time to time, we will consider a stock split in the form of a stock dividend in lieu of paying cash dividends. Our most recent stock split in the form of a stock dividend was issued to shareholders on September 29, 2003.

     Our ability to distribute cash dividends will depend primarily on the ability of Alliance Bank to pay dividends to us. As a state bank and member of the Federal Reserve System, Alliance Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Furthermore, neither we nor Alliance Bank may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in understanding and evaluating the financial condition and results of operations of Alliance Bankshares, Alliance Bank and Alliance Home Funding, on a consolidated basis. This discussion and analysis should be read in conjunction with Alliance Bankshares’ consolidated financial statements and related notes included in Item 7 of this report on Form 10-KSB.

     All share amounts and dollar amounts per share have been adjusted to reflect a three-for-two stock split in the form of a stock dividend paid on September 29, 2003.

FORWARD-LOOKING STATEMENTS

     Some of the matters discussed below and elsewhere in this report may include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. Metropolitan region;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Competitive factors within the financial services industry; and

•	Changes in regulatory requirements and/or restrictive banking legislation.

     Because of these and other uncertainties, our actual results and performance may be materially different from results indicated by these forward-looking statements. In addition, our past results of operations are not necessarily indicative of future performance.

     We caution you that the above list of important factors is not exclusive. These forward-looking statements are made as of the date of this report, and we may not undertake steps to update these forward-looking statements to reflect the impact of any circumstances or events that arise after the date the forward-looking statements were made.

	Selected Financial Information
	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$14,617	$10,187	$6,477	$4,013	$1,723
Interest expense	5,407	3,471	2,811	1,615	624

Net interest income	9,210	6,716	3,666	2,398	1,099
Provision for loan losses	396	478	189	210	204
Non-interest income	8,774	4,356	1,000	113	105
Non-interest expense	12,102	7,333	3,563	2,281	1,576
Income taxes (benefit)	1,497	839	151	(174)	—

Net income (loss)	$3,989	$2,422	$763	$194	$(576)

Per Share Data and Shares Outstanding Data:(1)
Basic net income	$1.24	$0.76	$0.38	$0.10	$(0.31)
Fully diluted net income	1.14	0.74	0.37	0.10	(0.31)
Cash dividends declared	—	—	—	—	—
Book value at period end	5.97	5.54	4.33	3.92	3.71
Shares outstanding, period end	3,241,491	3,172,653	2,023,549	1,872,142	1,872,142
Average shares outstanding, basic	3,208,169	3,172,653	2,023,549	1,872,142	1,872,142
Average shares outstanding, diluted	3,504,369	3,284,333	2,064,630	1,913,560	1,880,161
Balance Sheet Data:
Total assets	$356,738	$280,625	$144,820	$69,531	$31,544
Total loans, net of unearned discount	118,762	82,786	52,927	40,774	21,945
Total investment securities	175,099	131,085	61,546	15,170	8,194
Total deposits	276,739	215,966	107,602	53,736	20,306
Stockholders’ equity	19,355	17,568	13,721	7,339	6,943
Performance Ratios:
Return (loss) on average assets	1.16%	1.23%	0.76%	0.39%	-2.18%
Return (loss) on average equity	21.00%	16.00%	9.26%	2.80%	-7.78%
Net interest margin (2)	3.07%	3.88%	3.89%	5.08%	4.48%
Asset Quality Ratios: (3)
Allowance to period-end loans	1.22%	1.29%	1.15%	1.05%	1.00%
Allowance to non-performing loans	72.2 X	N/A	N/A	N/A	N/A
Nonperforming assets to total assets	0.01%	N/A	N/A	N/A	N/A
Net charge-offs to average loans	0.01%	0.03%	0.02%	N/A	N/A
Capital Ratios:
Tier I risk-based capital	15.0%	12.3%	17.1%	15.9%	29.8%
Total risk-based capital	18.4%	13.1%	17.8%	16.8%	30.7%
Leverage capital ratio	7.0%	6.4%	10.5%	11.8%	23.5%
Total equity to total assets	5.4%	6.3%	9.5%	10.6%	22.0%

(1)	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-two stock splits in the form of a stock dividend paid on October 24, 2001 and on September 29, 2003.

(2)	Net interest income divided by total average earning assets.

(3)	Non performing assets consist of nonaccrual loans, restructured loans and foreclosed properties.

2003 Performance Highlights

•	Assets were $356.7 million at December 31, 2003, an increase of $76.1 million (27.1%) from December 31, 2002.

•	Total loans, net of unearned discount were $118.8 million at December 31, 2003, an increase of $36.0 million (43.5%) from December 31, 2002.

•	Our investment portfolio was $175.1 million at December 31, 2003, an increase of $44.0 million (33.6%) from December 31, 2002.

•	Deposits were $276.7 million at December 31, 2003, an increase of $60.8 million (28.1%) from December 31, 2002.

•	We raised additional financing in the amount of $10 million through the issuance of trust preferred securities. Approximately $5.7 million of the trust preferred is included in regulatory capital calculations as Tier I capital with the balance counting toward Tier II capital.

•	We opened two new branches in 2003, one in the Ballston area of Arlington County, Virginia and one in the Tysons Corner area of Fairfax County, Virginia.

•	Alliance Home Funding opened a second mortgage loan origination office in Manassas, Virginia.

•	We originated $236.2 million of home mortgages during the year ended December 31, 2003, an increase of $79.9 million (51.1%) from December 31, 2002.

Overview

Balance Sheet

     December 31, 2003 compared to December 31, 2002. Total assets were $356.7 million as of December 31, 2003 or an increase of $76.1 million over the December 31, 2002 level of $280.6 million. As of year end 2003, total loans were $118.8 million, loans held for sale were $13.0 million and investments were $175.1 million. These earning assets amounted to $306.9 million or 86.0% of total assets at year end 2003. The balance of the earning assets was overnight federal funds sold of $32.7 million.

     The allowance for loan losses was $1.4 million or 1.22% of loans outstanding as of December 31, 2003. This compares to $1.1 million or 1.29% of loans outstanding as of December 31, 2002. (The ratios exclude loans held for sale.) Non-performing assets consisted of a single consumer loan of $20 thousand, as of December 31, 2003 compared to no non-performing assets as December 31, 2002.

     Total deposits amounted to $276.7 million as of December 31, 2003 or an increase of $60.8 million over the December 31, 2002 level of $216.0 million. This growth is attributable to the business building efforts of relationship officers, new branch locations and the use of brokered deposits to augment our natural deposit growth. Total demand deposits were $88.9 million as of December 31, 2003 compared to $108.7 million as of year end 2002.

     We use customer repurchase agreements (“customer repos”) and wholesale funding from the Federal Home Loan Bank of Atlanta (“FHLB”) to support the asset growth of the organization. As of December 31, 2003, there were $35.0 million of customer repos outstanding or $5.5 million greater than were outstanding at the end of 2002. The growth relates to additional customers garnered in 2003 as well as expansion of existing customer relationships. As of December 31, 2003, the organization had $13.0 million in FHLB term advances outstanding, compared to $10.5 million as of December 31, 2002.

     In June 2003, we issued $10 million in Trust Preferred Securities. A portion of the Trust Preferred Securities is used in the measurement of Tier I regulatory capital. The portion of the Trust Preferred Securities not used in the Tier I regulatory capital calculation is considered Tier II regulatory capital.

     Total stockholders’ equity was $19.4 million as of December 31, 2003 and $17.6 million as of December 31, 2002. Book value per share increased from $5.54 in 2002 to $5.97 as of December 31, 2003.

     December 31, 2002 compared to December 31, 2001. Total assets were $280.6 million at December 31, 2002, an increase of $135.8 million over the December 31, 2001 level of $144.8 million. The loan portfolio, net of discounts and fees, was $82.8 million at December 31, 2002, $29.9 million greater than the December 31, 2001 level of $52.9 million. Investment securities available for sale amounted to $131.0 million at December 31, 2002, a $69.6 million increase over the December 31, 2001 level of $61.5 million. At December 31, 2002, the deposit portfolio was $216.0 million, a $108.4 million increase over the December 31, 2001 level of $107.6 million. This growth is attributable to the business building efforts of our relationship officers, new branch locations and the use of brokered deposits to augment our natural deposit growth. Total stockholders’ equity amounted to $17.6 million at December 31, 2002, an increase of $3.9 million over the $13.7 million level at December 31, 2001. At December 31, 2002, the net unrealized gain on investment securities, net of deferred taxes, amounted to $934,000 compared to a loss of $491,000 at December 31, 2001.

Critical Accounting Policies

     Alliance Bankshares’ financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

     Because Alliance Bankshares has a relatively short operating history, historical trends do not provide sufficient information to judge the adequacy of the allowance for loan losses. Therefore, management considers industry trends and peer comparisons in addition to historical experience to evaluate the allowance for loan losses.

     Our allowance for loan losses has two basic components: the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on Alliance Bankshares’ calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, Alliance Bankshares does not separately identify individual consumer and residential loans for impairment.

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

Results of Operations

     2003 compared to 2002. For the year ended December 31, 2003 net income amounted to $4.0 million compared to $2.4 million for same period in 2002. The earnings per common share, basic were $1.24 in 2003 and $.76 in 2002. The earnings per common share, diluted were $1.14 in 2003 and $.74 in 2002. Return on average equity was 21.00% in 2003 compared to 16.00% in 2002. Return on average assets was 1.16% in 2003 compared to 1.23% in 2002. The net interest margin was 3.07% in 2003 which compares to 3.88% in 2002.

     2002 compared to 2001. For the year ended December 31, 2002, net income amounted to $2.4 million, compared to $763,000 for same period in 2001. Earnings per common share, basic were $.76 in 2002 and $.38 in 2001. Earnings per common share, diluted were $.74 in 2002 and $.37 in 2001. Return on average equity was 16.00% in 2002 compared to 9.26% in 2001. Return on average assets was 1.23% in 2002 compared to .76% in 2001. The net interest margin was 3.88% in 2002 which compares to 3.89% in 2001.

Interest Income and Expense

     Net interest income was $9.2 million in 2003 or $2.5 million greater than the 2002 level of $6.7 million. The increase is primarily attributable to the substantial increase in net earning assets. Since the fall of 2001, Alliance Bank has consistently added municipal securities to its investment securities portfolio. On a fully taxable equivalent basis, the municipal securities contributed $630 thousand of tax equivalent interest income bringing total net interest income to $9.8 million for the year ended December 31, 2003.

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

Average Balances, Interest Income and Expense and Average Yield and Rates(4)

	Year Ended December 31,
	2003			2002			2001
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Investment securities	$158,152	$7,542	4.77%	$87,184	$4,961	5.69%	$35,825	$2,189	6.11%
Loans(3)	130,210	7,438	5.71%	81,612	5,416	6.64%	49,165	3,944	8.02%
Federal funds sold	32,313	267	0.83%	15,346	232	1.51%	9,038	340	3.76%

Total interest earning assets	320,675	15,247	4.75%	184,142	10,609	5.76%	94,028	6,473	6.88%

Non-interest earning assets:
Cash and due from banks	15,792			10,678			6,277
Premises and equipment	1,591			832			476
Other assets	8,255			1,765			1,012
Less: allowance for loan losses	(1,246)			(778)			(512)

Total non-interest earning assets	24,392			12,497			7,253

Total Assets	$345,067			$196,639			$101,281

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$17,340	$199	1.15%	$10,739	$177	1.65%	$7,355	$174	2.37%
Money market deposit accounts	18,609	306	1.64%	16,169	346	2.14%	10,369	345	3.33%
Savings accounts	2,237	30	1.34%	1,142	20	1.75%	719	18	2.50%
Time deposits	112,919	3,184	2.82%	49,554	1,705	3.44%	28,077	1,591	5.67%

Total interest-bearing deposits	151,105	3,719	2.46%	77,604	2,248	2.90%	46,520	2,128	4.57%
FHLB Advances	15,844	318	2.01%	10,500	365	3.48%	6,504	300	4.61%
Other borrowings	62,351	1,370	2.20%	33,348	858	2.57%	10,393	383	3.69%

Total interest-bearing liabilities	229,300	5,407	2.36%	121,452	3,471	2.86%	63,417	2,811	4.43%

Non-interest bearing liabilities:
Demand deposits	92,222			58,652			29,174
Other liabilities	4,553			1,401			449

Total liabilities	326,075			181,505			93,040
Stockholders’ Equity	18,992			15,134			8,241

Total Liabilities and Stockholders’ Equity:	$345,067			$196,639			$101,281

Interest Spread(1)			2.40%			2.90%			2.45%

Net Interest Margin(2)		$9,840	3.07%		$7,138	3.88%		$3,662	3.89%

(1)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(2)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

(3)	The bank had no nonaccruing loans for the periods presented.

(4)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

     Our net interest margin was 3.07% for the year ended December 31, 2003, compared to 3.88% for the same period in 2002. The prime rate to which a substantial portion of our loans are tied dropped from 9% in early 2001 to 4% in June 2003. The full effects of the prime based repricing were seen in our 2003 results as our overall loan yield dropped to 5.71% compared to the 2002 level of 6.64%. Our fixed rate term loans generally use a three or five year treasury security as the base index for the customer rate. During the periods referenced, treasury rates were at unprecedented low levels. The fixed rate term loans that were originated in our early years (1999 to 2000) were subject to repricing in 2003. This repricing contributed to the lower overall loan yield. In addition, the net interest margin was impacted by the growth of Alliance Home Funding. In the period between the initial mortgage loan funding and the investor sale, we earn the customer loan note rate from our mortgage banking clients. During the first half of 2003, interest rates were trending downward and many of the customer mortgage loans were originated at note levels lower than the typical rates charged by us on commercial or commercial real estate loans. The rapid growth of Alliance Home Funding had a positive impact on our overall net interest income earned, but it had a negative impact on our net interest margin ratio. For example, in 2003 mortgage banking customers could originate LIBOR based mortgages with rates below 4%, when the typical commercial transaction was priced near 6%. In absolute terms, the net interest income earned, on a fully taxable equivalent basis, grew from $7.1 million in 2002 to $9.8 million in 2003, an increase of 37.9%.

     Average loan balances were $130.2 million for the year ended December 31, 2003, compared to $81.6 million for the same period in 2002. The related interest income from loans was $7.4 million in 2003, an increase of $2.0 million over the 2002 levels. The average yield on loans decreased from 6.64% in 2002 to 5.71% in 2003.

     Investment securities income of $7.5 million (on a fully taxable equivalent basis) brought our net interest income level to $9.8 million (on a fully taxable equivalent basis) for the year ended December 31, 2003. This represents an increase of $2.7 million in net interest income (on a fully taxable equivalent basis) over the 2002 level of $7.1 million. The tax equivalent yields on investment securities for the year ended December 31, 2003 and 2002 were 4.77% and 5.69%, respectively.

     Excess liquidity results in federal funds sold for us. For the year ended December 31, 2003, federal funds sold contributed $267,000 of interest income, compared to $232,000 for the same period in 2002.

     Average interest-bearing funding sources (deposits and purchased funds) grew to $229.3 million in 2003, which was $107.8 million greater than the 2002 level of $121.5 million. Interest expense for all interest-bearing liabilities amounted to $5.4 million during for the year ended December 31, 2003, a $1.9 million increase over the 2002 level of $3.5 million. Cost of interest bearing liabilities for the year ended December 31, 2003 was 2.36%, or 50 basis points lower than the 2002 level of 2.86%.

     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis
	Years Ended December 31,			Years Ended December 31,
	2003 compared to 2002			2002 compared to 2001
	Change Due To:			Change Due To:
	Increase/			Increase/
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest Earning Assets:
Investments	$2,581	$3,221	$(640)	$2,772	$2,912	$(140)
Loans	2,022	2,644	(622)	1,472	1,991	(519)
Federal funds sold	35	59	(24)	(108)	95	(203)

Total Increase (Decrease) in Interest Income	4,638	5,924	(1,286)	4,136	4,146	(10)

Interest Bearing Liabilities:
Interest bearing deposits	1,471	1,851	(380)	120	251	(131)
Purchased funds	465	338	127	540	659	(119)

Total Increase (Decrease) in Interest Expense	1,936	2,189	(253)	660	910	(250)

Increase (Decrease) in Net Interest Income	$2,702	$3,735	$(1,033)	$3,476	$3,236	$240

Allowance for Loan Losses & Asset Quality

     Our loan portfolio has experienced very few past due loans since inception. At December 31, 2003, Alliance Bank had a single loan that was on nonaccrual status totaling $20,000, compared to none at December 31, 2002. The allowance for loan losses was $1.4 million at December 31, 2003, or 1.22% of loans outstanding, compared to $1.1 million or 1.29% of loans outstanding, at December 31, 2002. (These ratios exclude loans held for sale). In 2003, we had net charge-offs of $18,000.

     In all prior periods presented in this Form 10-KSB, we did not have any nonperforming assets. The allowance for loan losses was 1.29% of net loans, or $1.1 million, at December 31, 2002, and 1.15% of net loans, or $610,000, at December 31, 2001. Net charge-offs were $22,000 in 2002, compared to $9,000 in 2001.

     As part of our routine credit administration process, we engage an outside consulting firm to review our loan portfolio at least annually. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses.

     As of December 31, 2003, we had loans from two borrowers that were recorded as “special mention “ and “substandard” on our internal loan watch list. These loans amount to $383,000. We have allocated a $146,000 of our allowance for loan losses towards these specific loans.

     Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to us. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Alliance Bank and general economic conditions.

     In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by the organization, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing loans. After charging off all known losses which have been incurred in the loan portfolio, management considers the allowance for loan losses adequate to cover its estimate of probable losses.

     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Allowance for Loan Losses
	Year Ended
	December 31,
	2003	2002	2001	2000	1999

	(Dollars in thousands)
Balance, beginning of period	$1,066	$610	$430	$220	$16
Provision for loan losses	396	478	189	210	204
Chargeoffs:
Commercial	44	16	0	—	—
Consumer	0	11	9	—	—

Total chargeoffs	44	27	9	—	—
Recoveries:
Commercial	23	—	—	—	—
Consumer	3	5	0	—	—

Total recoveries	26	5	0	—	—

Net chargeoffs	18	22	9	—	—

Balance, end of period	$1,444	$1,066	$610	$430	$220

Allowance for loan losses to total loans	1.22%	1.29%	1.15%	1.05%	1.00%
Allowance for loan losses to non-accrual loans	72.2X	N/A	N/A	N/A	N/A
Non-performing assets to allowance for loan losses	0.01%	N/A	N/A	N/A	N/A
Net chargeoffs to average loans	0.01%	0.03%	0.02%	N/A	N/A

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

	Allocation of the Allowance for Loan Losses
	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Commercial	$434	$350	$150	$150	$75
Commercial real estate	409	275	175	100	90
Real estate construction	127	150	75	50	20
Residential real estate	383	191	150	80	25
Consumer	24	100	60	50	10
Other	67	—	—	—	—

Total loans	$1,444	$1,066	$610	$430	$220

Loans

     We grant mortgage, commercial, real estate and consumer loans in the normal course of business. The loan portfolio net of discounts and fees was $118.8 million as of December 31, 2003 or $36.0 million greater than the December 31, 2002 level of $82.8 million. The loan portfolio contains $86.0 million in real estate related loans as of December 31, 2003. The real estate loans include home equity loans, owner-occupied commercial real estate and residential construction loans. Approximately $29.3 million of the loan portfolio is represented by commercial loans. These loans are generally secured and include adequate cashflows to support repayment of the loans.

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	December 31,
	2003		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Commercial	$29,300	24.7%	$16,491	19.9%	$12,073	22.8%
Commercial real estate	37,444	31.5%	24,710	29.9%	15,140	28.6%
Real estate construction	11,264	9.5%	11,111	13.4%	4,402	8.3%
Residential real estate	37,281	31.4%	27,438	33.1%	18,862	35.7%
Consumer	3,190	2.7%	3,036	3.7%	2,500	4.7%
Other	283	0.2%	—	0.0%	—	0.0%
Less: unearned discount & fees	—	0.0%	—	0.0%	(50)	-0.1%

Total loans	$118,762	100.0%	$82,786	100.0%	$52,927	100.0%

	Loan Portfolio
	December 31,
	2000		1999
	Amount	Percentage	Amount	Percentage
		(Dollars in thousands)
Commercial	$15,687	38.5%	$6,662	30.4%
Commercial real estate	9,719	23.8%	9,901	45.1%
Real estate construction	4,670	11.5%	1,445	6.6%
Residential real estate	8,680	21.3%	2,612	11.9%
Consumer	2,062	5.1%	1,381	6.3%
Other	—	0.0%	—	0.0%
Less: unearned discount & fees	(44)	-0.1%	(56)	-0.3%

Total loans	$40,774	100.0%	$21,945	100.0%

     The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2003:

		Loan Maturity Distribution
	December 31, 2003
	One Year	After One Year	After
	or Less	Through Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$21,106	$7,028	$1,166	$29,300
Real estate construction	9,747	1,517	—	11,264

Total	$30,853	$8,545	$1,166	$40,564

Loans with:
Fixed Rates	$25,819	$11,363	$11,241	$48,423
Variable Rates	49,001	21,338	—	70,339

Total	$74,820	$32,701	$11,241	$118,762

     Loans Held for Sale. In 2001, we established a mortgage banking subsidiary, Alliance Home Funding, LLC. As part of our business strategy to offer complementary services to clients while minimizing risk, all loans originated by Alliance Home Funding are presold to correspondent lenders. As of December 31, 2003, $13.0 million of Loans Held for Sale were part of our asset base, as compared to $37.1 million at December 31, 2002. Our business objective includes having the loans sold and funded within a 90 day period. In 2002, some loans took longer than the 90 day period to fund for a variety reasons.

Investment Securities

     We generally classify investment securities as available for sale under the classifications outlined in FASB Statement No. 115. In all periods presented, we had a single investment of $100,000 classified as held to maturity. We use the portfolio to manage excess liquidity, customer deposit volatility and asset/liability mix.

     Investment securities available for sale were $175.0 million as of December 31, 2003, an increase of $44.0 million over the December 31, 2002 level of $131.0 million. The growth in the investment security portfolio is directly related to the growth in deposits experienced in 2003. The effects of unrealized gains (losses) on the portfolio were ($2.7) million at December 31, 2003 and $1.4 million at December 31, 2002.

     Our investment portfolio at December 31, 2003 and 2002 contained callable US agency securities, US agency collateralized mortgage obligations, US agency mortgage backed securities, state and municipal bonds, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. Our investment strategy includes investments that provide stable cash flows, municipal securities and callable securities. As part of our overall asset/liability strategy, fixed rate securities that provide an appropriate rate of return are purchased, consistent with the objective of maintaining a base case portfolio duration in the 5 to 8 year range. According to our policy, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities at December 31, 2003 or December 31, 2002. We actively manage our portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.

     Contractual maturities of collateralized mortgage obligations and mortgage backed securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, callable agency securities may be called by the issuer prior to the contractual maturity.

     Because the investment portfolio represents a significant portion of total assets (49.1% at December 31, 2003), we actively manage the investment portfolio. The 10 year treasury note, a benchmark for mortgage backed securities and long term interest rates, trended upward in price and downward in yield in the first half of 2003, reaching record price and yield levels in June 2003. The rate movement has accelerated prepayments to historic high levels on collateralized mortgage obligation and mortgage backed securities products. Our strategy throughout 2003 has been to monitor prepayments and to sell investments that were anticipated to have very high levels of prepayments. Additionally, we have purchased newer production collateralized mortgage obligation and mortgage backed securities products that are expected to have slower prepayments. Our strategy for agency investments and municipal bonds is to manage the overall duration of those sectors to maintain a base case duration and rising rate duration (up 100 basis points) similar to a 5 year treasury instrument. In the first half of 2003, we sold investments to achieve these stated objectives. The overall investment rebalancing activities generated gains of $1.8 million in 2003.

     Investment securities available for sale amounted to $131.0 million at December 31, 2002, a $69.6 million increase over the December 31, 2001 level of $61.4 million. The effects of unrealized gains (losses) on the portfolio were $1.4 million at December 31, 2002 and ($744,000) at December 31, 2001.

     The following table sets forth a summary of the investment securities portfolio at December 31, 2003, 2002 and 2001.

	Investment Securities(1)
	December 31,
	2003	2002	2001
	(Dollars in thousands)
Available For Sale Securities
US Government Agency Securities	$91,078	$52,393	$13,271
US Government Agency CMOs	3,267	6,419	15,464
US Government Agency MBS	38,000	43,166	19,043
Municipal securities	40,921	26,744	11,586
FHLB & FRB Common Stock	1,678	1,738	953
Other investments	55	525	1,129

Total Available For Sale Securities(2)	$174,999	$130,985	$61,446

Held To Maturity Securities Certificate of Deposit	$100	$100	$100

Total Held To Maturity Securities(2)	$100	$100	$100

Total Investment Securities(2)	$175,099	$131,085	$61,546

(1)	Contractual maturities are not a reliable indicator of the expected life of investment securities. Instruments may be prepaid by the borrower or issuer.

(2)	AFS investments at market value; HTM investments at cost basis.

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of December 31, 2003:

	Maturities of Investment Securities
	December 31, 2003

	(Dollars in thousands)
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available For Sale Securities
US Government Agency Securities	$—	0.00%	$1,994	3.54%	$84,719	4.41%	$5,961	6.41%	$92,674	4.52%
US Government Agency CMOs**	—	0.00%	—	0.00%	—	0.00%	3,294	6.83%	3,294	6.83%
US Government Agency MBS**	—	0.00%	—	0.00%	9,086	3.67%	29,203	4.53%	38,289	4.33%
States & Municipal Securities*	—	0.00%	—	0.00%	—	0.00%	41,659	5.60%	41,659	5.60%
Other securities	—	0.00%	—	0.00%	—	0.00%	1,733	3.82%	1,733	3.82%

Total Available For Sale Securities	$—	0.00%	$1,994	3.54%	$93,805	4.34%	$81,850	5.29%	$177,649	4.77%

Held To Maturity Securities
Certificate of Deposit	$100	1.10%	$—	0.00%	$—	0.00%	$—	0.00%	$100	1.10%

Total Held To Maturity Securities	$100	1.10%	$—	0.00%	$—	0.00%	$—	0.00%	$100	1.10%

*	States & Municipal Securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

**	Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

     Management evaluates interest rate sensitivity on a periodic basis. As part of the evaluation, we review our “static” gap position. Business and pricing strategies are adjusted based upon management’s view of likely interest rate scenarios in conjunction with the current balance sheet structure.

	December 31, 2003
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Investment securities(1)	$100	$—	$1,994	$175,655	$177,749
Loans held for sale	13,033	—	—	—	13,033
Loans	60,957	13,864	32,701	11,240	118,762
Interest bearing deposits	100	—	—	—	100
Federal funds sold	32,709	—	—	—	32,709

Total interest earning assets	106,899	13,864	34,695	186,895	342,353
Interest bearing liabilities:
Interest-bearing demand deposits	22,475	—	—	—	22,475
Money market deposit accounts	17,278	—	—	—	17,278
Savings accounts & IRAs	2,578	—	—	—	2,578
Time deposits	17,898	36,552	66,535	24,549	145,534

Total interest-bearing deposits	60,229	36,552	66,535	24,549	187,865
FHLB Advances	10,000	—	—	3,000	13,000
Repos	34,991	—	—	—	34,991
Other borrowings	260	—	—	—	260
Trust Preferred Capital Notes	10,000	—	—	—	10,000

Total interest-bearing liabilities	115,480	36,552	66,535	27,549	246,116

Period Gap	$(8,581)	$(22,688)	$(31,840)	$159,346	$96,237

Cumulative Gap	$(8,581)	$(31,269)	$(63,109)	$96,237	$96,237

Cumulative Gap / Total Assets	-2.4%	-8.8%	-17.7%	27.0%	27.0%

(1)	Investment securities are reflected herein at amortized cost. The fair value is $2.7 million lower than the amortized cost. Contractual maturities are not a reliable indicator of the expected life of investment securities. Instruments may be prepaid by the borrower or issuer.

     The cumulative negative gap position within one year was $31.3 million, or 8.8% of total assets, at December 31, 2003. The negative gap suggests that the net interest margin will increase in a market of falling interest rates, as liabilities will reprice faster than assets. This measurement technique is common in the financial services industry; however, it has limitations and is not the sole tool for measuring interest rate sensitivity.

     On a quarterly basis, we review our balance sheet on an “earnings credit” adjusted basis. This review of the balance sheet weights assets and liabilities that mature or reprice within one year. The assets and liabilities are weighted according to their specific correlation to movements in prime rate. An example of this is Federal Funds Sold, which is a market rate that directly correlates with the prime rate. This product has a 100% weighting. Another example is savings accounts. This deposit product has an administered rate that has little direct correlation to the prime rate. This product is weighted at 18%. Once the earnings credit adjusted gap position is compiled, we evaluate our interest rate risk position and take the steps to position the balance sheet appropriately in light of the view of interest rates. At December 31, 2003, the quarterly risk-adjusted balance sheet indicated that we are asset sensitive.

     An asset sensitive position means that we generally benefit from rising interest rates and suffer from declining interest rates. Our December 31, 2003 earnings credit adjusted position indicates that we are positioned to increase our net interest income in a rising rate environment, which is contrary to the results indicated in the preceding table. Our investment cash flow strategies along with our recent long term Federal Home Loan Bank advances and our brokered certificates of deposit are examples of steps we have taken in our interest rate risk monitoring activities. These transactions were executed to extend the maturities of our funding position. These steps assist us in managing our interest rate risk in a rising interest rate environment. The interest sensitivity position does not measure the impact of interest rate changes on the market value of our investment securities portfolio. Rising interest rates will cause a decline in the market value of our investment securities. A decline in the market value of the investment portfolio could make managing the net interest income exposure more difficult.

     As part of our interest rate risk management, we typically use the investment portfolio to balance our interest rate exposure. We purchase or sell fixed or floating rate investment products with longer or shorter durations, as necessary. Additionally, the pricing of deposits is adjusted within the market area to favor money market or certificates of deposits depending on the need for floating or fixed rate liabilities. The pricing of loan products is a function of interest rate risk management strategies and the market conditions in the area. In many cases, interest rate risk pricing desires are not consistent with the general market, which requires us to balance our interest rate risk through other products. An example of this is that in a declining rate environment, the loan customer typically prefers floating rate loans and banks typically desire fixed rate loans. In this example, we would add fixed rate securities or price money market deposits aggressively to balance the interest rate risk.

     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of the period end.

Non-Interest Income

     The following table highlights the major components of non-interest income for the periods referenced:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Gain on loan sales	$6,325	$2,995	$515
Net gain on sale of securities	1,837	820	255
Net gain on trading activities	250	302	- -
Deposit account service charges	180	114	85
Other	182	125	145

Total	$8,774	$4,356	$1,000

     The primary source of non-interest income is gains on the sale of residential mortgage loans. Gains from sales of mortgage loans were $6.3 million for the year ended December 31, 2003. This represents a $3.3 million increase over the $3.0 million level in 2002. This growth in mortgage banking income is directly related to the expansion of Alliance Home Funding, along with the added benefit of the refinancing market that occurred in 2003. We added a second office to Alliance Home Funding in early 2003, which allowed us to grow our production staff significantly in 2003. In addition, members of our mortgage loan production staff are bilingual in Spanish and Eastern European languages. These language capabilities have enabled us to establish relationships with bilingual realtors which, in turn, leads to new customers and increased purchase money mortgage transactions. We continue to market toward this growing population segment. One of our stated business strategies is to leverage our linguistic skills to expand our purchase money mortgage business base.

     In the year ended December 31, 2003, we had net gains of $1.8 million on the sale of investment securities. This represents an increase of $1.0 million over the 2002 level of $820,000. During 2003, we reallocated our investment portfolio to manage the high levels of actual and projected prepayments on collateralized mortgage obligations and mortgage backed securities. In addition to managing the mortgage related investments, a variety of agency and municipal securities were sold. The repositioning of the portfolio generated a larger level of securities gains than we routinely experience in the ordinary course of business. We have separately disclosed net gains from securities held for a short period of time for the pair off of certain mortgage backed securities transactions. The net gain on trading activities amounted to $250,000 for the year ended December 31, 2003, compared to $302,000 for the year ended December 31, 2002.

     Routine banking fees such as account maintenance, insufficient funds, online banking, stop payment, and wire transfer fees amounted to $180,000, $114,000 and $85,000 for each of the years ended December 31, 2003, 2002 and 2001, respectively. Our other non-interest income is predominately from ATM fees. This type of fee income is a modest activity for Alliance Bank.

     Our gains on mortgage loan sales amounted to $3.0 million during the year ended December 31, 2002. This represented a $2.5 million increase over the 2001 level of $515,000. This dramatic increase in mortgage banking income is a reflection of a full year of mortgage banking operations in 2002 and an expanded production team. Alliance Home Funding opened in July 2001 with a team of two people.

     As part of our routine balance sheet management strategy, a variety of investment securities were sold in 2002. The repositioning along with some pair off transactions resulted in gains of $1.1 million during the year ended December 31, 2002, compared to $255,000 during the year ended December 31, 2001.

Non-Interest Expense

     Non-interest expense for the year ended December 31, 2003 amounted to $12.1 million, compared to the 2002 level of $7.3 million. Salary and benefits expense for the year ended December 31, 2003 was $7.1 million, compared to the December 31, 2002 level of $3.9 million. The significant increase results from commissions and incentives paid on mortgage banking production as well as new personnel in Alliance Bank. Total salary and benefits expense for Alliance Home Funding amounted to $4.3 million for the year ended December 31, 2003 compared to $2.1 million for the same period in 2002. Occupancy and furniture and equipment costs were up $695,000 from the 2002 level of $893,000. The change in occupancy expense is directly related to opening branches and offices. Our Reston banking office opened in the summer of 2002, our administrative office opened in November 2002, our Manassas mortgage loan office opened in January 2003, our Ballston banking office opened in June 2003 and our Tysons Corner banking office opened in December 2003. Other operating expenses amounted to $3.4 million in 2003, compared to $2.5 million in 2002.

     Non-interest expense for 2002 amounted to $7.3 million, compared to the 2001 level of $3.6 million. The increase is directly related to our expansion activities. The largest component of non-interest expense is salaries and benefits. Salary and benefits expenses in 2002 were $3.9 million, or $2.3 million higher than the 2001 level of $1.6 million. As a growing organization, we expanded our retail, commercial and private banking staffs to meet growth and profitability targets. Additionally, the salaries, commissions and benefits associated with Alliance Home Funding contributed to the growth in salaries and other non-interest expense. Occupancy and furniture and equipment costs in 2002 were up $389,000 over the 2001 level of $504,000. Other operating expenses amounted to $2.5 million in 2002, compared to $1.4 million in 2001. In late 2001, we opened our Manassas Park Branch, and in August 2002 we opened our Reston location. The costs associated with opening these locations increased our other operating expenses due to marketing and general branch openings programs. In addition, our professional fees rose due to costs incurred in the establishment of the holding company.

The components of other operating expenses for the periods referenced were as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Business development	$549	$465	$327
Office expense	735	518	348
Bank operations expense	746	565	320
Professional fees	775	596	260
Other	563	364	163

Total	$3,368	$2,508	$1,418

Income Taxes

     The organization recorded an income tax expense of $1.5 million in 2003 compared to an income tax expense of $839,000 in 2002. Our effective tax rates were 27.3% for the year ended December 31, 2003 and 25.7% for the year ended December 31, 2002.

Deposits

     We have made a special effort to obtain deposits from title and mortgage loan closing companies, which generally provide a good source of non-interest bearing deposits. We have developed products and services using available technology that meet the needs of these customers. The balances on deposit with us tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits. These deposits are subject to significant reduction during slow real estate markets. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. We have sold and will in the future sell investment securities as a source of liquidity.

     We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At December 31, 2003, the deposit portfolio was $276.7 million, an $60.8 million increase over the December 31, 2002 level of $216.0 million. We have seen growth in several key categories over the periods compared. Key deposit categories, such as NOW, money market and certificates of deposit have all grown in proportion to overall company growth. The effects of several deposit gathering and branching initiatives have allowed our deposit and customer base to continually expand.

     From time to time, we gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow us to fund loan and investment growth with minimal sales efforts. At December 31, 2003, we had $61.2 million in such deposits. The balance of the $61.3 million consists of two types of “brokered” deposits. At December 31, 2003, we had $10.0 million of brokered deposits that relate to a state government program and $51.3 million of brokered deposits that are part of a periodic marketing program by a licensed broker on our behalf. We entered into a series of brokered deposits during 2003 as part of a corporate initiative to extend the maturity of liabilities. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our mortgage banking unit, Alliance Home Funding. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.

     At December 31, 2002, deposits were $216.0 million, a $108.4 million increase over the December 31, 2001 level of $107.6 million. At December 31, 2002, we had $23.9 million in brokered deposits, compared to $3.0 million at December 31, 2001. The December 31, 2002 balance of $23.9 million consisted of $6.0 million of brokered deposits that relate to a government program and $17.9 million in brokered deposits that were issued as part of a marketing program by a licensed broker on our behalf. The $17.9 million was made up of two certificates of deposits. The first $11 million matured in January 2003, and the balance matured in August 2003. The December 31, 2001 balance of $3.0 million consisted entirely of brokered deposits that relate to a government program. In the competitive environment of the greater Washington, D.C. metropolitan area, brokered deposits offer a reasonable funding alternative for us and are solid support for our expanding franchise.

     The following table details the average amount of, and the average rate paid on, the following primary deposit categories for the periods indicated:

	Average Deposits and Average Rates Paid
	Years Ended December 31,
	2003			2002			2001
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest bearing liabilities:
Interest-bearing demand deposits	$17,340	$199	1.15%	$10,739	$177	1.65%	$7,355	$174	2.37%
Money market deposit accounts	18,609	306	1.64%	16,169	346	2.14%	10,369	345	3.33%
Savings accounts	2,237	30	1.34%	1,142	20	1.75%	719	18	2.50%
Time deposits	112,919	3,184	2.82%	49,554	1,705	3.44%	28,077	1,591	5.67%

Total interest-bearing deposits	151,105	$3,719	2.46%	77,604	$2,248	2.90%	46,520	$2,128	4.57%

Non-interest bearing deposits	92,222			58,652			29,174

Total deposits	$243,327			$136,256			$75,694

     The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2003:

	Certificate of Deposit Maturity Distribution
	December 31, 2003
	Three Months	Three Months to	Over
	or Less	Twelve Months	Twelve Months	Total
	(Dollars in thousands)
Certificates of deposit:
Less than $100,000	$9,968	$21,758	$43,547	$75,273
Greater than or equal to $100,000	7,930	14,794	47,996	70,720

Total	$17,898	$36,552	$91,543	$145,993

Capital

     Both Alliance Bankshares and Alliance Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $19.4 million as of December 31, 2003 and $17.6 million as of December 31, 2002. Book value per share increased from $5.54 in 2002 to $5.97 as of December 31, 2003. The increase is directly related to the earnings of $4.0 million offset by the change in accumulated other comprehensive income (loss). As of December 31, 2003, the after tax impact of the net unrealized loss amounted to $1.75 million, compared to a gain of $934,000 as of December 31, 2002.

     Alliance Bankshares’ ability to pay cash dividends is restricted by banking regulations. We have not declared or paid cash dividends since inception. It is our general policy to retain earnings to support future organizational growth.

     On June 30, 2003, Alliance Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of Alliance Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Alliance Bankshares and are junior in right of payment to all present and future senior indebtedness of Alliance Bankshares. The Trust Preferred Securities are guaranteed by Alliance Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Alliance Bankshares under the caption “Trust Preferred Capital Securities of Subsidiary Trust.” Alliance Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2003 was 4.32%.

     A portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier I capital. Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. Approximately, $5.3 million of the Trust Preferred Securities is included in regulatory computations of capital adequacy. The remaining $4.7 million is considered Tier II capital in the regulatory computations.

     Alliance Bankshares is considered “well capitalized” as of December 31, 2003 and 2002. The following table shows our capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis
	December 31,
	2003	2002	2001
	(Dollars in thousands)
Tier I Capital:
Common stock	$12,966	$8,460	$8,460
Capital surplus	1,745	5,770	5,770
Retained earnings	6,393	2,404	(18)
Less: disallowed assets	—	—	(100)
Add: Qualifying Trust Preferred Securities	5,276	—	—

Total tier I capital	26,380	16,634	14,112

Tier II Capital:
Allowance for loan losses	1,444	1,066	610
Trust Preferred Securities	4,724	—	—

Total tier II capital	6,168	1,066	610

Total Risk Based Capital	$32,548	$17,700	$14,722

Risk weighted assets	$176,418	$135,629	$82,478

Quarterly average assets	$375,671	$258,344	$134,541

				Regulatory
				Minimum
Capital Ratios:
Tier 1 risk based capital ratio	15.0%	12.3%	17.1%	4.0%
Total risk based capital ratio	18.4%	13.1%	17.8%	8.0%
Leverage ratio	7.0%	6.4%	10.5%	4.0%
Equity to assets ratio	5.4%	6.3%	9.5%	N/A

Purchased Funds and Other Borrowings

     This type of funding source includes repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. Customer repurchase agreements amounted to $35.0 million at December 31, 2003, compared to $29.5 million at December 31, 2002 and $12.2 million at December 31, 2001. We did not have any outstanding federal funds purchased at December 31, 2003, 2002 or 2001.

     Customer repurchases are standard repurchase agreement transactions that involve an Alliance Bank customer instead of wholesale banks and brokers. We offer this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not have any open repurchase agreements with broker dealers.

Liquidity

     Our overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our liquidity is impacted by the general growth of Alliance Bank, growth of Alliance Home Funding, the national and local mortgage refinance market and the investment portfolio. We have a variety of tools to manage our liquidity. These include pricing on loans and deposits, purchase or sale of investments, brokered deposits, the sale or participation of loans, and rates and fees on home mortgages. In addition, we have a variety of credit facilities at our disposal. Our funding department monitors our overall position daily. We can and will draw upon federal funds lines with correspondent banks, reverse repurchase agreement lines with correspondent banks and use FHLB advances. Our deposit customer base frequently has lower deposit balances in the middle of each month. The deposit balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our overall balance sheet growth.

     Our liquidity is directly impacted by Alliance Home Funding. As interest rates decline, mortgage refinances and home purchases increase. In addition to the impact of interest rate movements, Alliance Home Funding has been adding production personnel which we expect will increase loan originations and funding requirements. Alliance Bank provides a warehouse line of credit to Alliance Home Funding. The funds advanced on this line allow us to originate and hold mortgages until they are sold to third party investors. In 2003, advances under this line of credit averaged $31.9 million, compared to $16.9 million in 2002. Our general liquidity management activities take into account current and expected warehouse line of credit needs.

     In 2003, we expanded our use of brokered deposits as part of our core business growth and overall leverage strategy. In early 2003, we reissued a maturing brokered certificate of deposit with a series of new certificates of deposit at lower rates and longer maturities. As with any deposit product, we have potential risk for non-renewal by the customer or broker.

     An analysis of the purchased funds distribution is presented below for the periods indicated:

	Purchased Funds Distribution
	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
At Period End
FHLB Advances	$13,000	$10,500	$10,500
Customer repos	34,991	29,517	12,019
Other borrowed funds	260	4,965	196

Total at period end	$48,251	$44,982	$22,715

Average Balances
FHLB Advances	$15,844	$10,500	$6,504
Customer repos	30,418	25,235	8,621
Other borrowed funds	26,819	8,113	1,772

Total average balance	$73,081	$43,848	$16,897

Average rate paid on all borrowed funds, end of period	2.28%	2.50%	3.14%

Average rate paid on all borrowed funds,during the period	2.16%	2.79%	4.04%

Maximum outstanding during period	$96,908	$48,917	$23,483

Return on Average Assets and Average Equity

     The ratio of net income to average equity and average assets and certain other ratios are as follows:

Return on Average Assets and Return on Average Equity

	December 31,
	2003	2002	2001
Average total assets	$345,067	$196,639	$101,281

Average stockholders’ equity	$18,992	$15,134	$8,241

Net income	$3,989	$2,422	$763

Cash dividends declared	$—	$—	$—

Return on average assets	1.16%	1.23%	0.76%

Return on average shareholders’ equity	21.00%	16.00%	9.26%

Average stockholders’ equity to average total assets	5.50%	7.70%	8.14%

Off-Balance Sheet Activities

     Alliance Bankshares, Alliance Bank and Alliance Home Funding enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the overall liquidity and capital resources to the extent customer’s accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 15 to the Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. With the exception of these off-balance sheet arrangements, and Alliance Bankshares’ obligations in connection with its Trust Preferred Securities, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 2 of the Notes to Consolidated Financial Statements contained herein.

Item 7. Financial Statements

INDEPENDENT AUDITOR’S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
   ALLIANCE BANKSHARES CORPORATION
      Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Alliance Bankshares Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the three years ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bankshares Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the three years ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 12, 2004

Alliance Bankshares Corporation
Consolidated Balance Sheets
December 31, 2003 and 2002

(Dollars in thousands)	2003	2002
ASSETS
Cash and due from banks	$11,321	$17,215
Federal funds sold	32,709	10,127
Investment securites available-for-sale, at fair value	174,999	130,985
Investment securities held-to-maturity, at amortized cost	100	100
Loans held for sale	13,033	37,134
Loans, net of discount	118,762	82,786
Less: allowance for loan losses	(1,444)	(1,066)
Loans, net	117,318	81,720
Premises and equipment, net	1,764	1,281
Accrued interest and other assets	5,494	2,063

TOTAL ASSETS	$356,738	$280,625

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES:
Non-interest bearing deposits	$88,874	$108,691
Savings and NOW deposits	24,594	19,765
Money market deposits	17,278	17,341
Other time deposits	145,993	70,169

Total deposits	276,739	215,966
Repurchase agreements, federal funds purchased and other borrowings	35,251	34,482
Federal Home Loan Bank advances	13,000	10,500
Trust Preferred Capital Notes	10,000	- -
Other liabilities	2,393	2,109
Commitments and contingent liabilities	- -	- -

Total liabilities	337,383	263,057
STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized; 3,241,491 and 3,172,653 shares issued and outstanding at December 31, 2003 and 2002	12,966	8,460
Capital surplus	1,745	5,770
Retained Earnings	6,393	2,404
Accumulated other comprehensive income (loss); net	(1,749)	934

Total stockholders’ equity	19,355	17,568

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$356,738	$280,625

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)
	2003	2002	2001
INTEREST INCOME:
Loans	$7,438	$5,416	$4,000
Investment securities	6,912	4,539	2,137
Federal funds sold	267	232	340

Total interest income	14,617	10,187	6,477
INTEREST EXPENSE:
Savings and NOW deposits	229	197	192
Other time deposits	3,184	1,705	1,591
Money market deposits	306	346	345
Borrowings	1,688	1,223	683

Total interest expense	5,407	3,471	2,811

Net interest income	9,210	6,716	3,666
Provision for loan losses	396	478	189

Net interest income after provision for loan losses	8,814	6,238	3,477
OTHER INCOME:
Deposit account service charges	180	114	85
Gain on sale of loans	6,325	2,995	515
Net gain on sale of securities	1,837	820	255
Net gain on trading activities	250	302	- -
Other operating income	182	125	145

Total other income	8,774	4,356	1,000

OTHER EXPENSES:
Salaries and employee benefits	7,146	3,932	1,641
Occupancy expense	975	538	236
Equipment expense	613	355	268
Operating expenses	3,368	2,508	1,418

Total other expenses	12,102	7,333	3,563

INCOME BEFORE INCOME TAXES	5,486	3,261	914
Income tax expense	1,497	839	151

NET INCOME	$3,989	$2,422	$763

Net income per common share, basic	$1.24	$0.76	$0.38

Net income per common share, diluted	$1.14	$0.74	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except share data)
				Acccumulated		Total
			Retained	Other	Comprehensive	Stock-
	Common	Capital	Earnings	Comprehensive	Income	holders'
	Stock	Surplus	(Deficit)	Income (Loss)		Equity
BALANCE, DECEMBER 31, 2000	$3,328	$4,896	$(781)	$(104)		$7,339
Comprehensive income:
Net income	- -	- -	763	- -	$763	763
Other comprehensive income (loss), net of tax:
unrealized holding losses on securities available for sale, net of tax of $113	- -	- -	- -	- -	$(219)	- -
Less: reclassification adjustment, net income taxes of $87					(168)

Other comprehensive income (loss), net of tax	- -	- -	- -	(387)	$(387)	(387)

Total comprehensive income	- -	- -	- -	- -	$376	- -

Stock dividend in the form of a	1,670	(1,670)	- -	- -		- -
three-for-two stock split
Exercise of stock options	12	18	- -	- -		30
Issuance of 862,500 shares of common stock	3,450	2,526	- -	- -		5,976

BALANCE, DECEMBER 31, 2001	$8,460	$5,770	$(18)	$(491)		$13,721
Comprehensive income:
Net income	- -	- -	2,422	- -	$2,422	2,422
Other comprehensive income, net of tax:
unrealized holding gains on securities available for sale, net of tax of $352	- -	- -	- -	- -	684	- -
Less: reclassification adjustment, net income taxes of $381					741

Other comprehensive income, net of tax	- -	- -	- -	1,425	$1,425	1,425

Total comprehensive income	- -	- -	- -	- -	$3,847	- -

BALANCE, DECEMBER 31, 2002	$8,460	$5,770	$2,404	$934		$17,568
Comprehensive income:
Net income	- -	- -	3,989	- -	$3,989	3,989
Other comprehensive income (loss), net of tax:
unrealized holding losses on securities available for sale, net of tax of $672	- -	- -	- -	- -	(1,305)	- -
Less: reclassification adjustment, net income taxes of $710					(1,377)

Other comprehensive income (loss), net of tax	- -	- -	- -	(2,683)	$(2,682)	(2,683)

Total comprehensive income	- -	- -	- -	- -	$1,307	- -

Stock dividend in the form of a three-for-two stock split	4,316	(4,316)	- -	- -		- -
Exercise of stock options	190	291	- -	- -		481

BALANCE, DECEMBER 31, 2003	$12,966	$1,745	$6,393	$(1,749)		$19,355

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,989	$2,422	$763
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	980	701	484
Provision for loan losses	396	478	189
Origination of loans held for sale	(236,004)	(156,261)	(29,613)
Proceeds from sale of loans held for sale	266,430	132,057	19,135
Gain on sale of loans	(6,325)	(2,995)	515
Net gain on sale of securities available-for-sale and trading	(2,087)	(1,122)	(255)
Deferred tax expense (benefit)	(86)	(112)	(122)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(1,963)	(1,258)	(223)
Other liabilities	284	1,327	214

Net cash provided by (used in) operating activities	25,614	(24,763)	(8,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(22,582)	487	(2,444)
Purchase of investment securities available-for-sale	(246,587)	(193,404)	(80,990)
Proceeds from sale of securities available-for-sale	131,020	95,074	28,661
Proceeds from calls and maturities of securities available-for-sale	45,500	21,026	- -
Paydowns on investment securities available-for-sale	23,629	10,696	5,290
Net increase in loan portfolio	(35,994)	(29,881)	(12,154)
Purchase of premises and equipment	(1,017)	(916)	(494)

Net cash (used in) investing activities	(106,031)	(96,918)	(62,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from:
Non-interest bearing deposits	(19,817)	51,694	37,434
Savings and NOW deposits	4,829	9,855	5,236
Money market deposits	(63)	4,824	6,408
Other time deposits	75,824	41,991	4,800
Repurchase agreements, federal funds purchased and other borrowings	769	22,267	6,343
FHLB Advances	2,500	- -	8,500
Trust Preferred Capital Notes	10,000	- -	- -
Proceeds from exercise of stock options	481	- -	30
Proceeds from issuance of common stock	- -	- -	5,976

Net cash provided by financing activities	74,523	130,631	74,727

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,894)	8,950	3,683
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,215	8,265	4,582

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,321	$17,215	$8,265

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

(Dollars in Thousands, except per share data)

1.	ORGANIZATION

On August 16, 2002, pursuant to an Agreement and Plan of Reorganization dated May 22, 2002 (the “Agreement”) between Alliance Bankshares Corporation (“Bankshares”) and Alliance Bank Corporation (the “Bank”), and approved by the shareholders of the Bank at an annual meeting held on July 30, 2002, the shareholders of the Bank exchanged their common stock for common stock of Bankshares. On the same date, the reorganization was completed and the Bank became a wholly owned subsidiary of Bankshares. The shares of common stock of the Registrant issued in connection with the reorganization were exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3(a)(12) of the Act. The Bank is headquartered in Fairfax County, Virginia where it also operates its main office. During the period July 24, 1996, the date of incorporation, to June 25, 1998, the date the Bank received the charter from The Bureau of Financial Institutions of the State of Virginia, the Bank devoted its efforts to activities necessary to commence operations as a bank. The Bank commenced regular operations on November 16, 1998 and is primarily supervised by the Federal Reserve Board. The period from June 25, 1996 to November 15, 1998 is referred to herein as the development stage. During the development stage, the Bank’s activities included among other things, raising capital, obtaining a bank charter, arranging the Bank’s facilities, and developing the Bank’s clientele. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in Northern Virginia.

In March 2001, the Bank formed Alliance Home Funding, LLC (“AHF”). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originates residential mortgages for subsequent sale. AHF does not maintain the servicing rights on mortgages sold.

On June 26, 2003, Alliance Virginia Capital Trust I, a Delaware statutory trust and a subsidiary of Alliance Bankshares Corporation was formed.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The consolidated financial statements include the accounts of Alliance Bankshares Corporation, Alliance Bank, Alliance Home Funding, LLC, and Alliance Virginia Capital Trust I. In consolidation all significant inter-company accounts and transactions have been eliminated.

Business - The Bank is a state-chartered commercial bank. We provide a broad array of commercial, retail and mortgage banking services and products to clients located in Northern Virginia and the greater Washington, D.C. Metropolitan area.

Use of estimates - In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Cash and cash equivalents - For the purposes of the consolidated Statements of Cash Flows, Bankshares has defined cash and cash equivalents as those amounts included in the balance sheet caption “Cash and due from banks.”

Securities — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. At December 31, 2003 and 2002, Bankshares held no trading securities.

The pair off (simultaneous purchase and sale of investments with the net proceeds delivered to or from the brokerage house) of investments typically occurs when shifts in market conditions change the expected cashflows of the investment portfolio or when our overall balance sheet and liquidity requirements change. We have separately classified the pair off transactions as “net gain on trading activities” on the income statement.

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

Loans Held For Sale - Loans originated by Bankshares are designated as held for sale at the time of their origination. These loans are generally pre-sold with servicing released and Bankshares does not retain any interest or obligation after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). In addition, Bankshares requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Gain on sale of loans are recognized as loans are shipped to the investor.

Loans — Bankshares grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans throughout the Washington, DC metropolitan area. The ability of Bankshares’ debtors to honor their contracts is dependent upon the real estate and general economic conditions of the lending area.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Allowance for loan losses — The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Premises and equipment — Furniture and equipment are stated at cost less accumulated depreciation and amortization and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation and amortization are recorded on the accelerated and straight-line methods.

Costs of maintenance and repairs are charged to expense as incurred. Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate.

Income taxes — Bankshares uses the liability (or balance sheet) approach in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Repurchase agreements — Bankshares routinely enters into repurchase agreements with customers. As part of the repurchase agreements, Bankshares uses marketable investment securities from its investment portfolio as collateral for the customer agreements. The repurchase agreements bear interest at a market rate.

Stock-based compensation — At December 31, 2002, Bankshares has a stock-based employee compensation plan, which is described more fully in Note 20. Bankshares accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income, as all options

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if Bankshares had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	December 31,
	2003	2002	2001
Net income, as reported	$3,989	$2,422	$763
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net	(140)	(128)	(154)

Pro forma net income	$3,849	$2,294	$609

Earnings per share:
Basic, as reported	$1.24	$0.76	$0.38

Basic, pro forma	$1.20	$0.72	$0.30

Diluted, as reported	$1.14	$0.74	$0.37

Diluted, pro forma	$1.10	$0.70	$0.29

Earnings per share — Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Bankshares relate solely to outstanding stock options, and are determined using the treasury method.

Off-balance-sheet instruments — In the ordinary course of business, Bankshares has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and rate lock commitments. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Advertising and marketing expense — Advertising and marketing costs are expensed as incurred. Advertising and marketing costs as of December 31, 2003, 2002 and 2001 were $217, $206 and $143, respectively.

Reclassifications — Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Account Pronouncements — In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on Bankshares’ consolidated

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect Bankshares, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either Bankshares’ consolidated financial position or consolidated results of operations in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where (a) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or (b) in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The implementation of FIN 46 did not have a significant impact on either Bankshares’ consolidated financial position or consolidated results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003 and is not expected to have an impact on Bankshares’ consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. Adoption of the Statement did not result in an impact on Bankshares’ consolidated financial statements.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

In November 2003, the FASB’s Emerging Issues Task Force (EITF) reached a consensus on a new disclosure requirement related to unrealized losses on investment securities. The new disclosure requires a table of securities which have unrealized losses as of the reporting date. The table must distinguish between those securities which have been in a continuous unrealized loss position for twelve months or more and those securities which have been in a continuous unrealized loss position for less than twelve months. The table is to include the aggregate unrealized losses of securities whose fair values are below book values as of the reporting date, and the aggregate fair value of securities whose fair values are below book values as of the reporting date. In addition to the quantitative disclosure, FASB requires a narrative discussion that provides sufficient information to allow financial statement users to understand the quantitative disclosures and the information that was considered in determining whether impairment was not other-than-temporary. The new disclosure requirements apply to fiscal years ending after December 15, 2003. Bankshares has included the required disclosures in its consolidated financial statements.

3.	INVESTMENT SECURITIES

The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2003 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Government corporations and agencies	$92,674	$17	$(1,613)	$91,078
U.S. Government agency CMOs	3,294	1	(28)	3,267
U.S. Government agency MBS	38,289	108	(397)	38,000
Municipal securities	41,659	143	(881)	40,921
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	428	—	—	428
Federal Home Loan Bank	1,250	—	—	1,250

Total	$177,649	$269	$(2,919)	$174,999

Held-to-maturity securities:
Certificate of deposit	$100	$—	$—	$100

Total	$100	$—	$—	$100

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2002 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Government corporations and agencies	$52,124	$381	$(112)	$52,393
U.S. Government agency CMOs	6,286	133	—	6,419
U.S. Government agency MBS	42,308	859	(1)	43,166
Municipal securities	26,591	250	(97)	26,744
Other securities	470	—	—	470
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	428	—	—	428
Federal Home Loan Bank	1,310	—	—	1,310

Total	$129,572	$1,623	$(210)	$130,985

Held-to-maturity securities:
Certificate of deposit	$100	$—	$—	$100

Total	$100	$—	$—	$100

The amortized cost and fair value of securities as of December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issues may have the right to call or prepay obligations without any penalties. Management expects these securities to prepay or be called prior to their contractual maturity.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due after one year through five years	$1,994	$1,970	$100	$100
Due after five years through ten years	93,805	92,359	—	—
Due after ten years	80,117	78,937	—	—
Restricted securities	1,733	1,733	—	—

Total	$177,649	$174,999	$100	$100

Proceeds from sales and calls of securities available for sale were $131.0 million and $95.1 million for the years ended December 31, 2003 and 2002, respectively. Gross gains of $2.1 million and $1.2 million and gross losses of $61 and $83 were realized on these sales during 2003 and 2002,

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

respectively. The tax provision applicable to these net realized gains amounted to $710 thousand and $381 thousand, respectively.

At December 31, 2003 and 2002, securities with a carrying value of $74.8 million and $62.9 million respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank advances, public deposits and for other purposes required or permitted by law.

The following table is a presentation of the aggregate amount of unrealized loss in investment securities as of December 31, 2003. The aggregate is determined by summation of all the related securities that have a continuous loss at year end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the market value as of year end.

Summary of Investments in an Unrealized Loss Position
That are not Other-Than-Temporarily Impaired

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
US Government Agencies	$87,061	$(1,613)	$—	$—	$87,061	$(1,613)
US Government Agencies CMO’s	984	(28)	—	—	984	(28)
US Government Agencies MBS	25,199	(397)	—	—	25,199	(397)
Municipal Securities	24,053	(881)	—	—	24,053	(881)

Total temporarily impaired investment securities:	$137,297	$(2,919)	$—	$—	$137,297	$(2,919)

There are a total of 102 investment securities that have an unrealized loss as of December 31, 2003: 40 U.S. Government Agencies, 1 U.S. Government Agency CMO, 10 U.S. Government Agency MBS and 51 Municipal Securities. The investment securities are obligations of entities that are excellent credit risks. The impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. In addition, all instruments bearing an unrealized loss have been in that position for a period of less than twelve months.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

4.	LOANS

Loans are summarized as follows at December 31:

	2003	2002
Real estate:
Residential real estate	$37,281	$27,438
Commercial real estate	37,444	24,710
Construction	11,264	11,111

Total real estate	85,989	63,259
Agricultural	283	—
Commercial	29,300	16,491
Consumer	3,190	3,036

Gross loans	118,762	82,786

Less: allowance for loan losses	(1,444)	(1,066)

Net loans	$117,318	$81,720

5.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows for the year ended December 31:

	2003	2002	2001
Balance, beginning of year	$1,066	$610	$430
Provision for loan losses	396	478	189
Loans charged off	(44)	(27)	(9)
Recoveries of loans charged off	26	5	—

Net charge-offs	(18)	(22)	(9)

Balance, end of year	$1,444	$1,066	$610

As of December 31, 2003, impaired loans for which an allowance has been provided amounted to $383,000. The allowance provided for such loans amounted to $146,000. The average balance of the impaired loans was $96,000 with interest income recognized on an accrual basis of $17,000. For all reporting periods presented, Bankshares’ did not have any impaired loans for which an allowance was not provided. In addition, as of December 31, 2002, Bankshares’ did not have any impaired loans.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

As of December 31, 2003, there was a single loan on nonaccrual status totaling $20,000, compared to no nonaccrual loans at December 31, 2002.

6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31:

	2003	2002
Leasehold improvements	$813	$434
Furniture, fixtures and equipment	2,249	1,605

	3,062	2,039

Less: accumulated depreciation and amortization	(1,298)	(758)

Premises and equipment, net	$1,764	$1,281

Depreciation and amortization charged to operations in 2003, 2002 and 2001 totaled $543, $353 and $205, respectively.

7.	FEDERAL HOME LOAN BANK ADVANCES

Bankshares’ variable and fixed-rate debt of $13,000 and $10,500 at December 31, 2003 and 2002, respectively, matures through 2011. The variable rate advance adjusts quarterly based on LIBOR plus 3 basis points. Bankshares also has one fixed-rate advance with an interest rate of 4.52%. At December 31, 2003, the interest rates ranged from 1.76% to 4.52%. At December 31, 2003, the weighted average interest rate was 2.40%.

Advances on the line are secured by securities with a book value of approximately $65,892 at December 31, 2003. The amount of the available credit is limited to $60,711. Any borrowing in excess of the qualifying collateral requires pledging of additional assets.

The contractual maturities of Federal Home Loan Bank advances are as follows:

2008	$10,000
2011	3,000

$13,000

8.	TRUST PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”)

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Bankshares under the caption “Trust Preferred Capital Securities Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2003 was 4.32%.

9.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2003	2002	2001
Current	$1,583	$951	$273
Deferred tax provision (benefit)	(86)	(112)	42
Adjustment to valuation allowance	—	—	(164)

Income Tax Expense	$1,497	$839	$151

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2003	2002	2001
Computed at the expected statutory rate	$1,865	$1,109	$311
Tax exempt income, net	(450)	(302)	(34)
State income tax expense	40	—	—
Other	42	32	38
Adjustment to valuation allowance	—	—	(164)

Income Tax Expense	$1,497	$839	$151

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The components of the net deferred tax assets and liabilities are as follows:

	2003	2002
Deferred tax assets:
Bad debt expense	$481	$346
Deferred rent	18	15
Other	17	—
Organizational costs	—	23
Unrealized loss on securities available-for-sale	901	—

	1,417	384

Deferred tax liabilities:
Deferred loan fees (costs)	48	1
Depreciation and amortization	9	10
Unrealized gain on securities available-for-sale	—	481

	57	492

Net deferred tax assets (liabilities)	$1,360	$(108)

10.	OPERATING EXPENSES

The components of other operating expenses for the years ended December 31, were as follows:

	2003	2002	2001
Business development	$549	$465	$327
Office expense	735	518	348
Bank operations expense	746	565	320
Professional fees	775	596	260
Other	563	364	163

Total	$3,368	$2,508	$1,418

11.	RELATED PARTY TRANSACTIONS AND LETTERS OF CREDIT

Bankshares grants loans and letters of credit to its executive officers, directors and their affiliated entities. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features. The aggregate amount of such loans outstanding at December 31, 2003 and 2002 was approximately $622 and $914 respectively. During 2003, new loans and line of credit

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

advances to such related parties amounted to $56,000 in the aggregate and payments amounted to $348,000 in the aggregate.

Bankshares also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2003 and 2002 amounted to $3.9 million and $5.3 million, respectively.

Leasehold improvements at two new banking offices were performed by a construction company that was owned and operated by Robert G. Weyers, a director of Bankshares. Total leasehold improvement costs incurred under contract with Mr. Weyers’ company for the Reston branch office were $279 for the year ended December 31, 2002. A portion of the costs incurred amounting to $147 were reimbursed to us by the landlord as tenant improvements. Mr. Weyers sold his interest in the construction company in 2003. Prior to the sale, total leasehold improvement costs incurred under the contract with Mr. Weyers’ company for the Ballston branch office during 2003 were $169. The terms of these construction contracts are substantially similar to the terms of similar contracts that are the result of “arms length” negotiations between unrelated parties.

12.	COMMITMENTS AND CONTINGENCIES

As members of the Federal Reserve System, Bankshares is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2003 and 2002, the aggregate amounts of daily average required balances were $6,633 and $7,719, respectively.

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. Bankshares does not anticipate losses as a result of these transactions. See Note 15 with respect to financial instruments with off-balance-sheet risk. Bankshares is obligated under several operating leases, with initial terms of three to ten years, for its office locations and branch sites.

Total rental expense for the occupancy lease for the year ended December 31, 2003, 2002 and 2001 was $725, $382 and $175, respectively. Bankshares also leases office equipment and vehicles pursuant to operating leases with various expiration dates. Total rental expense for office equipment and vehicles for the year ended December 31, 2003, 2002 and 2001 was $136, $72 and $34, respectively.

At December 31, 2003, minimum annual rental commitments under these leases are as follows:

2004	$692
2005	699
2006	717
2007	631
2008	439
Thereafter	1,391

Total	$4,569

In January 2004, Bankshares signed a lease for a future branch site. The lease commencement date is January 2004 with rent commencing immediately upon execution. The lease has a five year term with two five year renewal options and annual rent of approximately $62 plus 3.0% annual increases. Bankshares will also be liable for their proportionate share of operating expenses and real estate taxes.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Cash Flow Information:

	2003	2002	2001
Interest paid during the year	$5,076	$3,107	$2,832

Income taxes paid during the year	$2,255	$487	$—

Supplemental Disclosures of Noncash Activities:

Fair value adjustment for securities	$(4,063)	$2,157	$640

14.	DEPOSITS

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2003 and 2002 was $70,261 and $36,501, respectively.

At December 31, 2003, the scheduled maturities of time deposits (in thousands) are as follows:

2004	$54,908
2005	44,306
2006	22,229
2007	5,163
2008	19,387

Total	$145,993

Brokered deposits totaled $61.2 million and $23.9 million at December 31, 2003 and 2002, respectively.

15.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$57,712	$22,332
Standby letters of credit	1,867	751

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

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

At December 31, 2003, Bankshares had rate lock commitments to originate mortgage loans totaling $2.7 million and loans held for sale of $13.0 million. It is management’s intent to enter into corresponding commitments, on a best-efforts basis, to sell these loans to third-party investors.

From time to time Bankshares will enter into forward purchase agreements for investment securities. These purchases generally will settle within 90 days of the end of the reporting period. As of December 31, 2003, Bankshares entered into various forward purchase commitments amounting to $3.2 million.

Bankshares maintains cash accounts and Federal funds sold in other commercial banks. The amount on deposit with correspondent institutions, including Federal funds sold at December 31, 2003, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $118.

16.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Substantially all of Bankshares’s loans, commitments and standby letters of credit have been granted to customers located in the Washington, DC metropolitan area. The concentrations of credit by type of loan are set forth in Note 4.

17.	EMPLOYEE BENEFITS

Bankshares has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate immediately on employment provided they are age 21 or older. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. Bankshares currently matches 50% of employee contributions up to 6%. Matching contributions totaled $43 and $29, for the years ended December 31, 2003 and 2002, respectively. Bankshares may also make, but is not required to make, a discretionary contribution for each participant. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. No contributions were made by Bankshares during the years ended December 31, 2003 and 2002.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loan Receivables

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Federal Home Loan Bank Advances

The fair values of Bankshares’ Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.

Trust Preferred Capital Notes

The fair value of Bankshares’ Trust Preferred Capital Notes are estimated using discounted cash flow analyses based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.

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

At December 31, 2003 and 2002, the carrying amounts of loan commitments and standby letters of credit were immaterial.

The estimated fair values of Bankshares’ financial instruments are as follows:

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$11,321	$11,321	$17,215	$17,215
Federal funds sold	32,709	32,709	10,127	10,127
Securities	175,099	175,099	131,085	131,085
Loans, net	117,318	117,696	81,720	82,084
Loans held for sale	13,033	13,033	37,134	37,134
Accrued interest receivable	2,171	2,171	1,563	1,563

Financial liabilities:
Noninterest-bearing deposits	$88,874	$88,874	$108,691	$108,691
Interest-bearing deposits	187,865	187,557	107,275	107,652
Short-term borrowings	35,251	35,272	34,482	34,487
FHLB advances	13,000	13,032	10,500	10,558
Trust Preferred Capital Notes	10,000	10,000	–	–
Accrued interest payable	816	816	484	484

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

19.	REGULATORY MATTERS

The Bank, as a state bank, is subject to the dividend restrictions set forth by the Bureau of Financial Institutions of the Commonwealth of Virginia (the “Bureau”). Under such restrictions, the Bank may not, without the prior approval of the Bureau, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. As of December 31, 2003 and 2002, the Bank did not declare dividends.

As a member of the Federal Reserve Bank system, the Bank is required to subscribe to shares of $100 par value Federal Reserve Bank stock equal to 6% of the Bank’s capital and surplus. The Bank is only required to pay for one-half of the subscription. The remaining amount is subject to call when deemed necessary by the Board of Governors of the Federal Reserve.

Bankshares (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bankshares and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt correction action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that Bankshares and the Bank meet all capital adequacy requirements to which it is subject.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Bankshares and the Bank’s actual capital amounts and ratios are also presented in the table below (in thousands).

					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)
Consolidated	$32,548	18.4%	$14,147	8.0%	N/A	N/A
Alliance Bank Corporation	$28,407	16.1%	$14,113	8.0%	$17,642	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$26,380	15.0%	$7,073	4.0%	N/A	N/A
Alliance Bank Corporation	$26,963	15.3%	$7,057	4.0%	$10,585	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$26,380	7.0%	$15,027	4.0%	N/A	N/A
Alliance Bank Corporation	$26,963	7.3%	$14,691	4.0%	$18,363	5.0%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)
Consolidated	$17,700	13.1%	$10,850	8.0%	N/A	N/A
Alliance Bank Corporation	$17,700	13.1%	$10,850	8.0%	$13,563	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$16,634	12.3%	$5,425	4.0%	N/A	N/A
Alliance Bank Corporation	$16,634	12.3%	$5,425	4.0%	$8,138	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$16,634	6.4%	$10,334	4.0%	N/A	N/A
Alliance Bank Corporation	$16,634	6.4%	$10,334	4.0%	$12,917	5.0%

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

20.	STOCK OPTION PLAN

Effective June 30, 1999, as amended on May 28, 2003, the Bank established an incentive and non-qualified stock option plan. The plan is administered by the Board of Directors of Bankshares acting upon recommendations made by the Stock Option Committee appointed by the Board. The plan is currently authorized to grant a maximum of 844,500 shares to directors, key employees and consultants. The options are granted at the fair market value of Bankshares common stock at the date of grant. The term of the options shall not exceed ten years from the date of grant. The options vest on a schedule determined by the Stock Option Committee based on financial performance criteria.

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	December 31,
	2003	2002	2001
Dividend yield	0.00%	0.00%	0.00%
Expected life	6.82 years	10 years	10 years
Expected volatility	25.79%	30.13%	0.00%
Risk-free interest rate	3.04%	3.81%	4.75%

     A summary of the status of Bankshares stock option plan is presented below:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	512,663	$4.63	440,663	$4.47	446,288	$4.45
Granted	145,625	11.01	72,000	5.59	22,275	4.89
Forfeited	(563)	5.39	—	—	(21,150)	4.47
Exercised	(68,775)	4.50	—	—	(6,750)	4.45

Outstanding at December 31	588,950	$6.23	512,663	$4.63	440,663	$4.47

Exercisable at end of year	415,341		482,091		418,895

Weighted-average fair value per option of options granted during the year	$4.59		$3.78		$1.86

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The status of the options outstanding at December 31, 2003 is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
1 years	2,025	$5.33	2,025	$5.33
2 years	2,025	$5.33	2,025	$5.33
6 years	350,850	$4.45	343,903	$4.45
7 years	3,375	$4.89	2,531	$4.89
8 years	21,375	$4.89	16,032	$4.89
9 years	63,675	$5.65	48,825	$5.40
10 years	145,625	$11.01	—	$—

All options granted, available under the Plan, and exercisable have been restated for all three years giving retroactive effect to the common stock dividends distributed on October 26, 2001 and September 29, 2003.

21.	EARNINGS PER SHARE

The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of diluted potential common stock. Weighted average number of shares for all years reported has been restated giving effect to the common stock dividends distributed on October 26, 2001 and September 29, 2003. Potential dilutive common stock had no effect on income available to common shareholders.

	2003		2002		2001
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	3,208,169	$1.24	3,172,653	$0.76	2,023,549	$0.38

Effect of dilutive securities, stock options	296,200		111,680		41,081

Diluted earnings per share	3,504,369	$1.14	3,284,333	$0.74	2,064,630	$0.37

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

22.	COMMON STOCK DIVIDEND AND CAPITALIZATION

On October 4, 2001, the Bank’s board of directors approved a three-for-two stock split in the form of a Common Stock Dividend. The Common Stock Dividend was in the form of one share of the Bank’s common stock, par value $4.00 per share issued and outstanding as of the close of business on October 5, 2001, and was paid on October 26, 2001 to stockholders of record at the close of business on October 5, 2001.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

23.	PARENT ONLY FINANCIAL INFORMATION

ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)

Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets
Cash	$3,954	$—
Investment in subsidiaries	25,107	17,568
Other assets	417	—

Total assets	$29,478	$17,568

Liabilities
Trust preferred capital notes	$10,000	$—
Other liabilities	123	—

Total liabilities	$10,123	$—

Stockholders’ Equity
Common stock	$12,966	$8,460
Capital surplus	1,745	5,770
Retained earnings	6,393	2,404
Accumulated other comprehensive income (loss), net	(1,749)	934

Total stockholders’ equity	$19,355	$17,568

Total liabilities and stockholders’ equity	$29,478	$17,568

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)

Statements of Income
For the Periods Ended December 31, 2003 and 2002*

	2003	2002
Income
Interest income	$1	$—

Expenses
Interest expense	$249	$—
Professional fees	86	—
Other expense	66	—

Total expense	$401	$—

Loss before income tax (benefit) and undistributed income of subsidiaries	$(400)	$—
Income tax (benefit)	(147)	—

Loss before undistributed income of subsidiaries	$(253)	$—

Undistributed income of subsidiaries	4,242	2,422

Net income	$3,989	$2,422

*The period ended December 31, 2002 represents the period from inception of
Alliance Bankshares Corporation thru December 31, 2002.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)

Statements of Cash Flows
For the Periods Ended December 31, 2003 and 2002*

	2003	2002
Cash Flows from Operating Activities
Net income	$3,989	$2,422
Adjustments to reconcile net income to net cash (used in) operating activities:
Undistributed income of subsidiaries	(4,242)	(2,422)
Increase in other assets	(417)	—
Increase in accrued expenses	123	—

Net cash (used in) operating activities	(547)	—

Cash Flows from Investing Activities,
Increase in investment in subsidiaries	(5,980)	—

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	481	—
Proceeds from trust preferred capital notes	10,000	—

Net cash provided by financing activities	10,481	—

Cash and Cash Equivalents
Beginning	—	—

Ending	$3,954	$—

     *The period ended December 31, 2002 represents the period from inception of
Alliance Bankshares Corporation thru December 31, 2002.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

24.	SEGMENT REPORTING

Bankshares has two reportable segments: traditional commercial banking and a mortgage banking business. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income.

The commercial bank segment provides the mortgage segment with the short term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process.

The following table presents segment information for the years ended December 31, 2003 and 2002:

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	2003
	(dollars in thousands)
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$14,678	$1,720	$(1,781)	$14,617
Gain on sale of loans	—	6,325	—	6,325
Other	2,426	23	—	2,449

Total operating income	17,104	8,068	(1,781)	23,391

Expenses:
Interest expense	5,407	1,781	(1,781)	5,407
Provision for loan loss	396	—	—	396
Salaries and employee benefits	2,863	4,283	—	7,146
Other	3,972	984	—	4,956

Total operating expenses	12,638	7,048	(1,781)	17,905

Income before income taxes	$4,466	$1,020	$—	$5,486

Total assets	$355,683	$20,508	$(19,453)	$356,738

Capital expenditures	$709	$308	$—	$1,017

	2002
	(dollars in thousands)
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$10,017	$1,111	$(941)	$10,187
Gain on sale of loans	—	2,995	—	2,995
Other	1,361	—	—	1,361

Total operating income	11,378	4,106	(941)	14,543

Expenses:
Interest expense	3,471	941	(941)	3,471
Provision for loan losses	478	—	—	478
Salaries and employee benefits	1,795	2,137	—	3,932
Other	2,924	477	—	3,401

Total operating expenses	8,668	3,555	(941)	11,282

Income before income taxes	$2,710	$551	$—	$3,261

Total assets	$280,036	$39,443	$(38,854)	$280,625

Capital expenditures	$812	$104	$—	$916

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

25.	SUBSEQUENT EVENT – COMMON STOCK OFFERING

On February 23, 2004, we issued 1,481,470 shares of common stock in a registered public offering at a price of $17.00 per share before commissions and expenses. Gross proceeds amounted to$25.2 million. Net proceeds after commissions but prior to other offering expenses were approximately $23.9 million. A portion of the new capital was downstreamed from Bankshares to the banking subsidiary, Alliance Bank.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 8A.	Controls and Procedures

     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Information with respect to Alliance Bankshares’ directors and audit committee is contained in the proxy statement for the 2004 Annual Meeting of Shareholders to be held on June 10, 2004 (the “2004 Proxy Statement”) under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference. All other information required by this item is contained in the 2004 Proxy Statement under the captions “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” and is incorporated herein by reference.

Item 10.	Executive Compensation

     Information regarding executive compensation is contained in the 2004 Proxy Statement under the caption “Executive Compensation,” and is incorporated herein by reference. Information regarding director compensation is contained in the 2004 Proxy Statement under the caption “Directors Compensation,” and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning stock ownership by directors, executive officers and five percent beneficial owners is contained in the 2004 Proxy Statement under the caption “Security

Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference. Information regarding equity securities of Alliance Bankshares that are authorized for issuance under equity compensation plans is contained in the 2004 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

     Information regarding transactions with management is contained in the 2004 Proxy Statement under the caption “Interest of Management in Certain Transactions,” and is incorporated herein by reference.

Item 13.	Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed August 21, 2002).

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 filed August 21, 2002).

10.1	Lease Agreement between Alliance Bank and The Shops at Fair Lakes, L.P. (Main Office, 12735 Shops Lane, Fairfax, Virginia) dated as of September 15, 1997, as amended through July 10, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed November 14, 2002).

10.2	Deed of Ground Lease between Alliance Bank and the City of Manassas Park, Virginia (Manassas Park Office, 9150 Manassas Drive, Manassas Park, Virginia) dated as of June 5, 2001 (incorporated by reference to Exhibit 10.2 to
Form 10-QSB filed November 14, 2002).

10.3	Lease Agreement between Alliance Bank and Ron Henry Associates (Trailer for Manassas Park Branch) dated as of July 12, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-QSB filed November 14, 2002).

10.4	Lease Agreement between Alliance Home Funding, LLC and Arnell Corporation (Mortgage Company Office, 10400 Eaton Place, Fairfax,

Virginia) dated as of May 8, 2001 (incorporated by reference to Exhibit 10.4 to Form 10-QSB filed November 14, 2002).

10.5	Deed of Lease by and between Plaza America Office Development II, LLC and Alliance Bank Corporation (Reston Office, 11730 Plaza America Drive, Reston, Virginia) dated as of January 22, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-QSB filed November 14, 2002).

10.7	Sublease Agreement between Alliance Bank Corporation and Hamilton Resources Corporation (Corporate Headquarters, 14280 Park Meadow Drive, Chantilly, Virginia) dated as of October 15, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed April 10, 2003).

10.8	Deed of Lease by and between Alliance Home Funding, LLC and West Street Development, LLC (Manassas Mortgage Company Office, 9200 Church Street, Manassas, Virginia) dated as of November 15, 2002 (incorporated by reference to Exhibit 10.8 to Form 10-KSB filed April 10, 2003).

10.9	Deed of Lease between Alliance Bank and Ballston 4501, LLC (Arlington Office, 4501 North Fairfax Drive, Arlington, Virginia) dated January 17, 2003 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed May 15, 2003).

10.10	Deed of Lease between 8221 Old Courthouse Road, L.C. and Alliance Bank Corporation (Tysons Corner Office, 8221 Old Courthouse Road, Vienna, Virginia) dated as of July 30, 2003 (incorporated by reference to Exhibit 10.10 to Form 10-QSB filed November 14, 2003).

10.29	Alliance Bankshares Corporation Stock Option Plan, as restated April 1, 2003 (incorporated by reference to Exhibit 99 to registration statement on Form S-8 (Registration No. 333-106264) filed June 19, 2003).

10.30	Employment agreement between Alliance Bank and Thomas A. Young, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-QSB filed May 15, 2003).

10.31	Employment agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-QSB filed May 15, 2003).

10.32	Employment agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2003 (incorporated by reference to Exhibit 10.32 to Form 10-QSB filed May 15, 2003).

10.33	Employment agreement between Alliance Bank and Robert H. Turley dated March 1, 2003 (incorporated by reference to Exhibit 10.33 to Form 10-QSB filed May 15, 2003).

10.34	Employment agreement between Alliance Bank and Frank H. Grace, III dated January 13, 2004, as amended on February 27, 2004.

11	Statement re: Computation of per share earnings.

21	Subsidiaries of the Registrant.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

     On November 7, 2003, Alliance Bankshares filed a Current Report on Form 8-K relating to its press release announcing third quarter 2003 earnings.

Item 14.	Principal Accountant Fees and Services

     Information regarding Principal Accounting Fees and Services is contained in the 2004 Proxy Statement under the caption “Principal Accounting Fees and Services” and “Pre-Approval Policies,” and is incorporated herein by reference.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION
(Registrant)

March 30, 2004	/s/ Thomas A Young, Jr.
Date	Thomas A. Young, Jr.
President & CEO
(principal executive officer)

March 30, 2004	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President & CFO,
Corporate Secretary
(principal financial and accounting
officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2004	/s/ Thomas P. Danaher
Date	Thomas P. Danaher
Chairman of the Board of Directors

March 30, 2004	/s/ William M. Drohan
Date	William M. Drohan
Director

March 30, 2004	/s/ Lawrence N. Grant
Date	Lawrence N. Grant
Director

March 30, 2004	/s/ Harvey E. Johnson, Jr.
Date	Harvey E. Johnson, Jr.
Director

March 30, 2004	/s/ Serina Moy
Date	Serina Moy
Director

March 30, 2004	/s/ George S. Webb
Date	George S. Webb
Director

March 30, 2004	/s/ Robert G. Weyers
Date	Robert G. Weyers
Director

March 30, 2004	/s/ Thomas A. Young, Jr.
Date	Thomas A. Young, Jr.
Director, President & CEO
(principal executive officer)

March 30, 2004	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President & CFO
(principal financial and accounting officer)