Form 10QSB
period 2004-03-31
ALLIANCE BANKSHARES CORP
filed 2004-05-17
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission file number: 000-49976

ALLIANCE BANKSHARES CORPORATION

(Exact name of Small Business Issuer as specified in its charter)

VIRGINIA	46-0488111
(State or other jurisdiction of	(I.R.S. Employee
incorporation or organization)	Identification No.)

14280 Park Meadow Drive Suite 350, Chantilly, Virginia 20151
(Address of principal executive offices) (Zip code)

(703) 814-7200
(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Common Stock, $4 par value

The number of shares of common stock outstanding as of May 12, 2004 was 4,755,955.

Transitional small business disclosure format: Yes ☐ No ☒

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Statements of Condition
March 31, 2004, December 31, 2003 and March 31, 2003
(Dollars in thousands)

	March	December	March
	31,	31,	31,
	2004	2003	2003
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$23,962	$11,321	$25,591
Federal funds sold	99,641	32,709	29,789
Investment securities available-for-sale, at fair value	193,481	174,999	136,730
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	14,076	13,033	31,509
Loans, net of discount	124,713	118,762	92,415
less: allowance for loan losses	(1,509)	(1,444)	(1,153)

Loans, net	123,204	117,318	91,262
Premises and equipment, net	1,971	1,764	1,436
Accrued interest and other assets	4,112	5,494	2,417

TOTAL ASSETS	$460,547	$356,738	$318,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$142,884	$88,874	$116,595
Savings and NOW deposits	28,599	24,594	21,125
Money market deposits	19,727	17,278	17,192
Other time deposits	160,390	145,993	98,105

Total deposits	351,600	276,739	253,018
Repurchase agreements, other borrowed funds	31,486	35,251	24,367
Federal Home Loan Bank Advances	20,000	13,000	20,500
Trust Preferred Capital Notes	10,000	10,000	—
Other liabilities	1,823	2,393	2,098
Commitments and contingent liabilities	—	—	—

Total liabilities	414,909	337,383	299,983
STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized; 4,743,424, 3,241,491 and 3,172,653 shares issued and outstanding at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.	18,974	12,966	8,460
Capital surplus	19,644	1,745	5,770
Retained earnings	7,035	6,393	3,528
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(15)	(1,749)	1,093

Total stockholders’ equity	45,638	19,355	18,851

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$460,547	$356,738	$318,834

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation

Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended March 31, 2004 and 2003
(Dollars in thousands, except for per share data)

	2004	2003
INTEREST INCOME:
Loans	$1,830	$1,827
Investment securities	2,036	1,529
Federal funds sold	89	47

Total interest income	3,955	3,403
INTEREST EXPENSE:
Savings and NOW deposits	62	48
Other time deposits	986	653
Money market deposits	67	76
Borrowings	400	411

Total interest expense	1,515	1,188

Net interest income	2,440	2,215
Provision for loan losses	85	87

Net interest income after provision for loan losses	2,355	2,128
OTHER INCOME:
Deposit account service charges	40	37
Gain on loan sales	1,129	1,116
Gains on sale of available-for-sale securities	277	830
Gains on trading activities	22	49
Other operating income	71	23

Total other income	1,539	2,055

OTHER EXPENSES:
Salaries and employee benefits	1,744	1,379
Occupancy expense	291	205
Equipment expense	157	134
Operating expenses	889	835

Total other expenses	3,081	2,553

INCOME BEFORE INCOME TAXES	813	1,630
Income tax expense	171	506

NET INCOME	$642	$1,124

Net income per common share, basic	$0.17	$0.35

Net income per common share, diluted	$0.15	$0.33

Weighted average number of shares, basic	3,866,312	3,172,653

Weighted average number of shares, diluted	4,259,043	3,395,847

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2004 and 2003
(Dollars in thousands, except for per share data)

				Accumulated		Total
				Other		stock-
	Common	Capital	Retained	comprehensive	Comprehensive	holders’
	Stock	Surplus	earnings	income (loss)	Income	equity
BALANCE, DECEMBER 31, 2002	$8,460	$5,770	$2,404	$934		$17,568
COMPREHENSIVE INCOME:
Net income	—	—	1,124	—	$1,124	1,124
Other comprehensive income, net of tax, unrealized holding gains on securities available-for-sale, net of tax of $381	—	—	—	—	739	—
Less: reclassification adjustment, net of taxes of $299	—	—	—	—	(580)	—

Other comprehensive income	—	—	—	159	159	159

Total comprehensive income	—	—	—	—	$1,283	—

BALANCE, MARCH 31, 2003	$8,460	$5,770	$3,528	$1,093		$18,851

BALANCE, DECEMBER 31, 2003	$12,966	$1,745	$6,393	$(1,749)		$19,355
COMPREHENSIVE INCOME:
Net income	—	—	642	—	$642	642
Other comprehensive income, net of tax, unrealized holding gains on securities available-for-sale, net of tax of $995	—	—	—	—	1,931	—
Less: reclassification adjustment, net of taxes of $102	—	—	—	—	(197)	—

Other comprehensive income, net of tax	—	—	—	1,734	1,734	1,734

Total comprehensive income	—	—	—	—	$2,376	—

Exercise of stock options	82	99	—	—		181
Issuance of 1,481,470 shares of common stock	5,926	17,800	—	—		23,726

BALANCE, MARCH 31, 2004	$18,974	$19,644	$7,035	$(15)		$45,638

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation

Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2004 and 2003
(Dollars in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$642	$1,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	184	224
Provision for loan losses	85	87
Origination of loans held for sale	(49,481)	(50,120)
Proceeds from sale of loans held for sale	49,567	56,861
Gain on loan sales	(1,129)	(1,116)
Gain on sale of securities available-for-sale and trading	(299)	(879)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	489	443
Other liabilities	(570)	(11)

Net cash provided by (used in) operating activities	(512)	6,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(66,932)	(19,662)
Purchase of securities available-for-sale	(91,675)	(64,370)
Proceeds from sale of securities available-for-sale	61,393	37,638
Proceeds from calls and maturities of securities available-for-sale	12,072	16,500
Paydowns on securities available-for-sale	2,608	4,619
Net increase in loans	(5,971)	(9,629)
Purchase of premises and equipment	(345)	(270)

Net cash (used in) investing activities	(88,850)	(35,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from:
Non-interest bearing deposits	54,010	7,904
Savings and NOW deposits	4,005	1,360
Money market deposits	2,449	(149)
Other time deposits	14,397	27,937
Repurchase agreements, federal funds purchased and other borrowings	(3,765)	(10,115)
FHLB Advances	7,000	10,000
Trust Preferred Capital Notes	—	—
Proceeds from exercise of stock options	181	—
Proceeds from issuance of common stock	23,726	—

Net cash provided by financing activities	102,003	36,937

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,641	8,376
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,321	17,215

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,962	$25,591

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

1.	General

     On August 16, 2002, pursuant to an Agreement and Plan of Reorganization dated May 22, 2002 between Alliance Bankshares Corporation (“Bankshares”) and Alliance Bank Corporation (the “Bank”), and approved by the shareholders of the Bank at an annual meeting held on July 30, 2002, the shareholders of the Bank exchanged their common stock for common stock of Bankshares. On the same date, the reorganization was completed and the Bank became a wholly owned subsidiary of Bankshares. The shares of common stock of the Registrant issued in connection with the reorganization were exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3(a)(12) of the Act. The Bank is headquartered in Fairfax County, Virginia where it also operates its main office. During the period July 24, 1996, the date of incorporation, to June 25, 1998, the date the Bank received the charter from the State of Virginia, the Bank devoted its efforts to activities necessary to commence operations as a bank. The Bank commenced regular operations on November 16, 1998 and is primarily supervised by the Federal Reserve Board. The period from June 25, 1996 to November 15, 1998 is referred to herein as the development stage. During the development stage, the Bank’s activities included among other things, raising capital, obtaining a bank charter, arranging the Bank’s facilities, and developing the Bank’s clientele. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in Northern Virginia.

     In March 2001, the Bank formed Alliance Home Funding, LLC (“AHF”). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originates residential mortgages for subsequent sale. AHF does not maintain the servicing rights on mortgages sold.

     On June 26, 2003, Alliance Virginia Capital Trust I, a Delaware statutory trust and a subsidiary of Bankshares was formed for the purpose of issuing trust preferred capital securities with the proceeds to be utilized by Bankshares.

     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of March 31, 2004, December 31, 2003 and March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of full year financial results.

     At March 31, 2004 and 2003, Bankshares has a stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the three months ended March 31, 2004 and 2003 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

(Dollars in thousands except per share amounts)	March 31, 2004	March 31, 2003
Net income, as reported	$642	$1,124
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(102)	(23)
Pro forma net income	$540	$1,101
Basic earnings per share:
As reported	$0.17	$0.35
Pro forma	$0.14	$0.35
Diluted earning per share:
As reported	$0.15	$0.33
Pro Forma	$0.13	$0.33

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, and 2003, respectively: price volatility of 26.15% and 25.24%, risk-free interest rates of 3.83% and 3.75%, dividend rate of 0.00% and expected lives up to 10 years.

2.	Investment Securities

     The following table sets forth a summary of the investment securities portfolio as of the periods indicated:

	March 31,		December 31,
	2004	2003	2003
	(Dollars in thousands)
Available For Sale Securities
US Government Agency Securities	$61,899	$53,590	$91,078
US Government Agency CMOs	36,195	8,995	3,267
US Government Agency MBS	57,516	43,693	38,000
Municipal Securities	29,070	27,107	40,921
Other Securities	6,690	467	—
Restricted stocks:
Community Bankers Bank	55	55	55
Federal Reserve Bank	1,056	428	428
Federal Home Loan Bank	1,000	2,395	1,250

Total Available For Sale Securities	$193,481	$136,730	$174,999

Held To Maturity Securities
Certificate of Deposit	$100	$100	$100

Total Held To Maturity Securities	$100	$100	$100

Total Investment Securities *	$193,581	$136,830	$175,099

*AFS investments at market value; HTM investments at cost basis.

     As of March 31, 2004, 51 investment securities have an unrealized loss. They are comprised of the following: 27 U.S. Government Agencies, 3 U.S. Government Agency CMOs, 1 U.S. Government Agency MBS, 19 Municipal Securities and 1 CMO. This compares to a total of 102 investment securities that had an unrealized loss as of December 31, 2003: 40 U.S. Government Agencies, 1 U.S. Government Agency CMO, 10 U.S. Government Agency MBS and 51 Municipal Securities. The investment securities are obligations of entities that are excellent credit risks. The impairment noted is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. All instruments bearing an unrealized loss have been in that position for a period of less than twelve months.

3.	Loans

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	March 31,				December 31,
	2004		2003		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Commercial	$30,898	24.8%	$17,864	19.3%	$29,300	24.7%
Commercial real estate	42,704	34.2%	29,081	31.5%	37,444	31.5%
Real estate construction	11,014	8.8%	9,032	9.8%	11,264	9.5%
Residential real estate	35,870	28.8%	33,753	36.5%	37,281	31.4%
Consumer	3,729	3.0%	2,591	2.8%	3,190	2.7%
Agricultural	281	0.2%	—	0.0%	283	0.2%
Other	217	0.2%	94	0.1%	—	0.0%
Less: unearned discount & fees	—	0.0%	—	0.0%	—	0.0%

Total loans	$124,713	100.0%	$92,415	100.0%	$118,762	100.0%

4.	Allowance For Loan Losses

     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Three Months	Three Months	Year
	Ended	Ended	Ended
	March 31, 2004	March 31, 2003	December 31, 2003
	(Dollars in thousands)
Balance, beginning of period	$1,444	$1,066	$1,066
Provision for loan losses	85	87	396
Loans charged off	(20)	—	(44)
Recoveries of loans charged off	—	—	26

Net charge offs	(20)	—	(18)

Balance, end of period	$1,509	$1,153	$1,444

5.	Trust Preferred Capital Notes

     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Bankshares under the caption “Trust Preferred Capital Securities Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of was 4.26% on March 31, 2004, and 4.32% on December 31, 2003.

6.	Segment Reporting

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

     The following table presents segment information for the three months ended March 31, 2004 and 2003:

	2004
	(dollars in thousands)
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$4,000	$163	$(208)	$3,955
Gain on sale of loans	—	1,129	—	1,129
Other	391	19	—	410

Total operating income	4,391	1,311	(208)	5,494

Expenses:
Interest expense	1,515	208	(208)	1,515
Provision for loan loss	85	—	—	85
Salaries and employee benefits	811	933	—	1,744
Other	1,092	245	—	1,337

Total operating expenses	3,503	1,386	(208)	4,681

Income before income taxes	$888	$(75)	$—	$813

Total assets	$459,618	$21,875	$(20,946)	$460,547

Capital expenditures	$228	$117	$—	$345

	2003
	(dollars in thousands)
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$3,395	$474	$(466)	$3,403
Gain on sale of loans	—	1,116	—	1,116
Other	939	—	—	939

Total operating income	4,334	1,590	(466)	5,458

Expenses:
Interest expense	1,188	466	(466)	1,188
Provision for loan losses	87	—	—	87
Salaries and employee benefits	649	730	—	1,379
Other	945	229	—	1,174

Total operating expenses	2,869	1,425	(466)	3,828

Income before income taxes	$1,465	$165	$—	$1,630

Total assets	$317,815	$36,876	$(35,857)	$318,834

Capital expenditures	$140	$130	$—	$270

7.	Earnings Per Share

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Weighted average number of shares for all periods reported has been restated giving effect to the common stock dividend distributed on September 29, 2003. Potential dilutive common stock had no effect on income available to common shareholders.

	2004		2003
		Per Share		Per Share
Quarter Ended March 31,	Shares	Amount	Shares	Amount
Basic earnings per share	3,866,312	$0.17	3,172,653	$0.35

Effect of dilutive securities, stock options	392,731		223,194

Diluted earnings per share	4,259,043	$0.15	3,395,847	$0.33

Net Income utilized in the earnings per share calculations above:	$642,000		$1,124,000

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

Critical Accounting Policies

     There have been no changes in the critical accounting policies discussed in the Bankshares’ report on Form 10-KSB for the year ended December 31, 2003.

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

Overview

     For the three month period ending March 31, 2004, net income amounted to $642 thousand compared to $1.1 million for the same period in the prior year. In the first quarter of 2004, security gains were $580 thousand less than the same period in 2003. The basic earnings per share were $.17 in the three months ending March 31, 2004 compared to the prior year earnings of $.35 per common share. The diluted earnings per share were $.15 in the three months ending March 31, 2004 compared to the prior year diluted earnings of $.33 per common share.

     Return on average equity on an annualized basis during the three months ended March 31, 2004 was 8.58% compared to 25.10% for the same period in 2003. Return on average assets on an annualized basis for the three months ended March 31, 2004 was .69% compared to 1.57% for the same period of 2003. Both average assets and average equity for the first quarter of 2004 include the benefit of the new capital raised in February 2004.

     Total assets amounted to $460.5 million as of March 31, 2004, a $103.8 million increase over the December 31, 2003 level of $356.7 million.

     As of March 31, 2004, total loans grew to $124.7 million compared to $118.8 million as of December 31, 2003. The loan portfolio was up 5.0% over the December 31, 2003 level. This growth is reflective of new loan officers and continual focus on loan growth.

     As of March 31, 2004, loans held for sale were $14.1 million, and have slightly increased compared to the December 31, 2003 balance of $13.0 million.

     The allowance for loan losses was $1.5 million as of March 31, 2004 or 1.21% of loans outstanding compared to $1.4 million as of December 31, 2003 or 1.22% of outstanding loans. (The ratios exclude loans held for sale.) As noted earlier under the “Critical Accounting Policies,” peer analysis and industry trends are used as additional tools to evaluate the adequacy of the allowance for loan losses given the lack of historical charge-offs.

     Total deposits amounted to $351.6 million as of March 31, 2004, which represents a 27.1% increase from $276.7 million total deposits as of December 31, 2003. Included in this growth are non-interest bearing deposits, which increased by 60.8% in 2004 to $142.9 million, up over $54.0 million above the December 31, 2003 level of $88.9 million.

     Total stockholders’ equity was $45.6 million as of March 31, 2004 compared to the December 31, 2003 level of $19.4 million. Book value per common share was $9.62 as of March 31, 2004 compared to $5.97 as of December 31, 2003. The net unrealized loss on available-for-sale securities amounted to $(15) thousand, net of tax as of March 31, 2004 compared to a net unrealized loss on available-for-sale securities of $(1.7) million, net of tax as of December 31, 2003. During the first quarter 2004, bond prices rose and related yields fell from the year end level. As a result the market to market adjustment was favorable on many securities, when at year end it was unfavorable. The volatility in the treasury market will have a corresponding impact on our overall market to market. Also, in late February 2004, approximately $25.2 million in gross capital was raised when Bankshares completed a secondary stock offering for 1,481,470 shares of common stock. Costs associated with the offering were $1.4 million, resulting in $23.7 million net offering proceeds.

     Net interest margin was 2.95% for the three months ended March 31, 2004 as compared to 3.53% for the three months ended March 31, 2003. The decline in the net interest margin is directly attributable to the significant increase in investment security balances coupled with the impact of the declining interest rate environment experienced in 2003.

     We are not aware of any current legislative recommendations, which, if implemented, would have a material effect on Bankshares’ liquidity, capital resources or results of operations.

Results of Operations

     Net Interest Income. Net interest income for the three months ended March 31, 2004 was $2.4 million compared to $2.2 million for the same period in 2003. This represents an increase of 10.2% over the net interest income earned in the same period in 2003. The growth in net interest income is directly attributable to the significant asset growth that has occurred. Additionally, Bankshares has consistently added municipal securities to its investment securities portfolio. On a fully taxable equivalent basis, the municipal securities contributed $163 thousand of tax equivalent interest income bringing total net interest income on a tax equivalent basis to $2.6 million for the first quarter compared to $2.3 million for the same period in 2003.

     Average loan balances were $131.8 million for the three months ended March 31, 2004 as compared to $118.8 million for the same period in 2003. The related interest income from loans was $1.8 million in 2004 and 2003. The average yield on loans decreased from 6.24% in 2003 to 5.57% in 2004. The decline reflects the general competitive market for loans as well as the periodic repricing of three to five year resets.

     The investment securities income of $2.2 million (on a fully taxable equivalent basis) brought the interest income level to $4.1 million for the three months ended March 31, 2004. This represents an increase of $595 thousand over the 2003 level of $3.5 million. The first quarter tax equivalent yield on investment securities was 4.82% in 2004, which is 29 basis points lower than the 2003 level of 5.11%.

     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $89 thousand to interest income in the three month period ended March 31, 2004 compared to $47 thousand for the same period in 2003.

     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $259.4 million in three months ended March 31, 2004, which was $70.6 million greater than the 2003 level of $188.8 million.

     Interest expense for all interest-bearing liabilities amounted to $1.5 million in the first quarter of 2004, which was $327 thousand greater than the 2003 level of $1.2 million. Cost of interest bearing liabilities for the first quarter 2004 was 2.34 % or 21 basis points lower than the 2003 level of 2.55%.

     Non-interest Income. Non-interest income amounted to $1.5 million during the three months ended March 31, 2004, a decrease of $516 thousand over the 2003 level of $2.1 million. The primary source of non-interest income is gains on the sale of residential mortgage loans. Bankshares generated $1.1 million from the sale of mortgage loans for the first quarter of 2004 and 2003. This growth in mortgage banking income is directly related to the expansion of Alliance Home Funding, along with the added benefit of the refinancing market that occurred in 2003. We added a second office to Alliance Home Funding in early 2003, which allowed us to grow our production staff significantly in 2003. As a result of this strong growth, we have opened a third office in Reston in February of this year. In addition, members of our mortgage loan production staff are bilingual in Spanish and Eastern European languages. These language capabilities have enabled us to establish relationships with bilingual realtors which, in turn, leads to new customers and increased purchase money mortgage transactions. We continue to market toward this growing population segment. One of our stated business strategies is to leverage our linguistic skills to expand our purchase money mortgage business base. The mortgage banking activity and performance has a correlation to interest rates. As interest rates rise home buyers may elect to finance homes with adjustable mortgage products or if rates rise significantly defer a home purchase. The volatility in interest rates could result in slower mortgage production or lower levels of mortgage banking income.

     Bankshares generated net gains on the sale of investment securities of $277 thousand in the first quarter of 2004 compared to the net gains of $830 thousand in the first quarter of 2003. During 2003, we reallocated our investment portfolio to manage the high levels of actual and projected prepayments on collateralized mortgage obligations and mortgage backed securities. In addition to managing the mortgage related investments, a variety of agency and municipal securities were sold. The repositioning of the portfolio generated a larger level of securities gains than we routinely experience in the ordinary course of business. We have separately disclosed net gains from securities held for a short period of time for the pair off of certain mortgage backed securities transactions. The net gain on trading activities amounted to $22 thousand for the three months ended March 31, 2004, compared to $49 thousand for the three months ended March 31, 2003. As interest rates rise future investment portfolio rebalancing could result in a net loss on the sale of investment securities.

     Non-interest Expense. Non-interest expense in the three months ended March 31, 2004 amounted to $3.1 million compared to the 2003 level of $2.6 million. Salary and benefits expense for the three months ended March 31, 2004 was $1.7 million, or $365 thousand higher than the March 31, 2003 level of $1.4 million. The increase is related to the addition of personnel in the bank operations department due to expansions of business, as well as commissions and incentives paid on mortgage banking production. Occupancy and furniture and equipment costs for the three months ended March 31, 2004 were up $109 thousand over the 2003 level of $339 thousand. This increase is due to Bankshares new locations in Ballston and Tyson’s Corner that were opened in late 2003 and not reflected in the first quarter 2003 expenses. Also, AHF opened a new mortgage banking office in Reston in February of 2004. Other operating expenses amounted to $889 thousand for the three months ended March 31, 2004 compared to $835 thousand in 2003. Other operating expenses increased during the quarter due to increased marketing efforts, absorption of branch operating costs and professional fees.

     Income Taxes. We recorded $171 thousand in income tax expense in the first quarter of 2004, as compared to $506 thousand in 2003. Bankshares’ effective tax rate was 21.0% for the quarter ended March 31, 2004, compared to 31.0% for the first quarter of 2003. The effective tax rate is lower than the statutory rate of 34% primarily due to the benefits of our municipal bond portfolio.

Analysis of Financial Condition

     Investment Securities. Investment securities available for sale amounted to $193.5 million as of March 31, 2004, an $18.5 million increase over the December 31, 2003 level of $175.0 million. A single investment of $100 thousand was classified as held to maturity for all periods reported.

     Bankshares generally classifies investment securities as available-for-sale under the classifications required under SFAS No.115. The portfolio is used to manage excess liquidity and general liquidity needs as well as other rebalancing needs as required by the overall asset/liability position.

     The effects of unrealized losses on the portfolio were $(23) thousand as of March 31, 2004 and $(2.7) million, or (1.5)% of the portfolio balance, as of December 31, 2003. Consistent with our investment and ALCO strategies we believe the investment portfolio is properly positioned for the current and projected near term interest rate environment.

     The investment portfolio as of March 31, 2004 contained callable US Agency securities, US Agency Collateralized Mortgage Obligations (“CMOs”), US Agency Mortgage Backed Securities, State and Municipal Bonds, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. Bankshares investment strategy includes investments that provide stable cashflows, “locked out” fixed rate investments, municipal securities and callable securities. Traditionally, as part of the overall Asset/Liability strategy, fixed rate securities that provide an appropriate rate of return are purchased, consistent with the objective of maintaining a base case portfolio duration in the 5 to 7 year range. In the first quarter of 2004, we purchased investment securities with the business objective of providing more cashflow and a shorter duration in the base case scenarios. Bankshares actively manages its portfolio duration and composition with the changing market conditions and changes in balance sheet and risk management needs. In addition, the securities are used to pledge for certain borrowing transactions.

     Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, callable agency securities may be called by the issuer prior to the contractual maturity.

     From time to time, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities for all period presented.

     Loan Portfolio. The loan portfolio was $124.7 million as of March 31, 2004, which compares to $118.8 million as of December 31, 2003. Commercial loans represent 24.8% of the loan portfolio, or $30.9 million as of March 31, 2004. Commercial real estate loans (generally owner-occupied) were $42.7 million or 34.2% of the loan portfolio as of March 31, 2004. Residential real estate loans (home equity and fixed rate trusts) were $35.9 million or 28.8% of the loan portfolio as of March 31, 2004. Consumer, agricultural and real estate construction loans make up the balance of the loan portfolio as of March 31, 2004.

     Asset Quality. The loan portfolio has experienced very little past due loans since inception. As of March 31, 2004 Bankshares had no nonaccrual loans or loans past due in excess of 90 days. As of December 31, 2003, there was one loan in the amount of $20 thousand that was considered past due. The allowance for loan losses was $1.5 million as of March 31, 2004, or 1.21% of loans outstanding compared to $1.4 million as of December 31, 2003, or 1.22% of outstanding loans. (The ratios exclude loans held for sale).

     Nonperforming Assets. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. Bankshares had no nonperforming assets as of March 31, 2004, and a single consumer loan of $20 thousand, as of December 31, 2003, which was charged off in the first quarter of 2004.

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

     As of December 31, 2003, we had loans from two borrowers that were recorded as “special mention” and “substandard” on our internal loan watch list. These loans amount to $383,000. We have allocated a $146,000 of our allowance for loan losses towards these specific loans. As of March 31, 2004, the principal on the watch list loans amounted to $378,000 with a specific allocation of $96,000.

     Deposits. We have made a special effort to obtain deposits from title and mortgage loan closing companies, which generally provide a good source of non-interest bearing deposits. We have developed products and services using available technology that meet the needs of these customers. The balances on deposit with us tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits. These deposits are subject to significant reduction during slow real estate markets. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. We have sold and will in the future sell investment securities as a source of liquidity.

     Bankshares seeks deposits within the market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. As of March 31, 2004, the deposit portfolio grew to $351.6 million, a $74.9 million increase over the December 31, 2003 level of $276.7 million. Bankshares has seen growth in several key categories over the periods compared. Demand deposits, NOW, money market and certificates of deposit have all grown in proportion to the overall company. The effects of several key deposit gathering and branching initiatives have allowed Bankshares’ deposit and customer base to continually expand.

     From time to time, we will gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow the organization to fund loan and investment growth with a minimal impact on overall sales efforts. As of March 31, 2004 we had $68.5 million in such deposits compared to $61.2 million as of December 31, 2003. The balances of the $68.5 million and the $61.2 million are made up of two types of “brokered” deposits. We had $10.0 million as of March 31, 2004 and December 31, 2003, of brokered deposits that relate to a state government program. At March 31, 2004, we had $58.5 million of brokered deposits compared to $51.3 million on December 31, 2003 that are part of a periodic marketing program by a licensed broker on our behalf. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our mortgage banking unit, Alliance Home Funding. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.

     Purchased Funds. Bankshares offers repurchase agreements (“repos”) to commercial customers and affluent individuals. The repos are offered for convenience and security to larger clients. Customer repos amounted to $31.0 million as of March 31, 2004 compared to $35.0 million as of December 31, 2003. Bankshares does not have any open repos with broker dealers.

     As of March 31, 2004 and December 31, 2003, we had a series of advances outstanding with the Federal Home Loan Bank of Atlanta that totaled $20.0 million and $13.0 million respectively. As of March 31, 2004, $17.0 million of the advances had floating rate characteristics compared to $10.0 million at December 31, 2003. Additionally, Bankshares participates in the Note Option Treasury, Tax & Loan (“TT&L”) program with the Federal Reserve Bank. This program allows Bankshares to collect tax deposits from customers. Periodically, the Federal Reserve Bank will reduce TT&L holdings in participating banks based on the overall monetary policy in place at the time. Bankshares has consistently had a TT&L ceiling of $500 thousand with the Federal Reserve Bank.

     Liquidity. The overall Asset/Liability strategy of Bankshares takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Bankshares’ management monitors the liquidity position daily in conjunction with the Federal Reserve position monitoring. We have unsecured and secured credit lines available from several correspondent banks. Additionally, Bankshares may borrow funds from the Federal Home Loan Bank of Atlanta. The credit facilities are used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. Bankshares can sell or pledge investment securities to create additional liquidity. From time to time Bankshares may sell or participate out loans to create additional liquidity as required.

     Interest Sensitivity. The cumulative positive gap position within one year was$19.7 million or 4.3% of assets as of March 31, 2004 compared to a negative gap $31.3 million, or 8.8% of total assets, at December 31, 2003. The positive gap suggests that the net interest margin will increase in a market of rising interest rates as assets will reprice faster than liabilities This measurement technique is common in the financial services industry; however, it has limitations and is not the sole tool for measuring interest rate sensitivity. A significant limitation is the use of contractual maturities for investment securities. Many investment securities in our portfolio are expected to prepay or be called prior to contractual maturity.

     On a quarterly basis, we review our balance sheet on an “earnings credit” adjusted basis. This review of the balance sheet weights assets and liabilities that mature or reprice within one year. The assets and liabilities are weighted according to their specific correlation to movements in prime rate. An example of this is Federal Funds Sold, which is a market rate that directly correlates with the prime rate. This product has a 100% weighting. Another example is savings accounts. This deposit product has an administered rate that has little direct correlation to the prime rate. This product is weighted at 11%. Once the earnings credit adjusted gap position is compiled, we evaluate our interest rate risk position and take the steps to position the balance sheet appropriately in light of the view of interest rates. In the most recent study, the quarterly risk-adjusted balance sheet indicated that we are asset sensitive.

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

     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are reasonable in the base case of our modeling efforts.

     Capital. Bankshares is considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $45.6 million as of March 31, 2004 compared to $19.4 million as of December 31, 2003. The significant increase is attributed to a capital stock offering that took place in February of this year. Approximately, $25.2 million in proceeds were generated from the sale of 1,481,470 shares of common stock at an offering price of $17.00 per share. Expenses associated with the offering were $1.3 million for broker fees, and $200 thousand for legal, accounting, printing and miscellaneous fees. Bankshares intends to use the net proceeds from this offering to provide additional capital to the Bank to support anticipated increases in our loans and deposits as our business grows. Book value per common share was $9.62 as March 31, 2004 compared to $5.97 as of December 31, 2003.

     Bankshares’ ability to pay cash dividends is restricted by banking regulations. Bankshares has not declared or paid cash dividends since inception. It is our general policy to retain earnings to support future organizational growth.

     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Bankshares under the caption “Trust Preferred Capital Securities of Subsidiary Trust.” Alliance Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of March 31, 2004 and December 31, 2003 was 4.26% and 4.32%, respectively.

     Concentrations. Bankshares operates in the greater Washington, DC metropolitan region, primarily in the Northern Virginia submarket. Bankshares’ overall business includes a focus on real estate activities, including title companies and real estate settlement businesses. Material changes in the economic situation of the region and / or the regions’ real estate market could have an adverse impact on Bankshares.

Recent Accounting Pronouncements

     There were no recent accounting pronouncements made in the first quarter of the year ended December 31, 2004 which will have an impact on Bankshares.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Bankshares that file periodic reports under the Exchange Act (the “Act”) are now required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

     We have established disclosure controls and procedures to ensure that material information related to Bankshares is available to or made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, Bankshares’ management, including the Chief Executive Officer and the Chief Financial Officer, concluded that Bankshares’ disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

     Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Bankshares’ disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares and its consolidated subsidiaries to disclose material information otherwise required to be set forth in Bankshares’ periodic reports.

Changes in Internal Controls

Bankshares’ management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of its assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended March 31, 2004, in the course of the audit of Bankshares’ financial statements for 2003, Bankshares’ independent auditors identified several deficiencies in the Company’s internal controls, including the need for greater segregation of certain duties among personnel and the need for additional employees in certain business units to improve the timelines of financial reporting. Bankshares has taken corrective action, and will continue to do so as appropriate, to rectify these identified deficiencies or weaknesses, including the hiring of additional personnel to enhance the segregation of duties, to improve the timelines of financial reporting and to review and safeguard item input entries. Other than as noted, during Bankshares’ most recent fiscal quarter, there were no significant changes in Bankshares’ internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

PART II OTHER INFORMATION

   Item 1. Legal Proceedings

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

   Item 2. Changes in Securities and Use of Proceeds

     None.

   Item 3. Defaults Upon Senior Securities

     None.

   Item 4. Submission of Matters to a Vote of Security Holders

     None.

   Item 5. Other Information

     None.

   Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed August 21, 2002).

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 filed August 21, 2002).

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(ii) of Regulation S-B.

10.1	Lease agreement between Alliance Bank and The Shops at Fair Lakes, L.P. (Main Office, 12735 Shops Lane, Fairfax, Virginia) dated as of September 15, 1997, as amended through July 10, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed November 14, 2002).

10.2	Deed of Ground Lease between Alliance Bank and the City of Manassas Park, Virginia (Manassas Park Office, 9150 Manassas Drive, Manassas Park, Virginia) dated as of June 5, 2001 (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed November 14, 2002).

10.3	Lease agreement between Alliance Bank and Ron Henry Associates (Trailer for Manassas Park Branch) dated as of July 12, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-QSB filed November 14, 2002).

10.4	Lease agreement between Alliance Home Funding, LLC and Arnell Corporation (Mortgage Company Office, 10400 Eaton Place, Fairfax, Virginia) dated as of May 8, 2001 (incorporated by reference to Exhibit 10.4 to Form 10-QSB filed November 14, 2002).

10.5	Deed of Lease by and between Plaza America Office Development II, LLC and Alliance Bank Corporation (Reston Office, 11730 Plaza America Drive, Reston, Virginia) dated as of January 22, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-QSB filed November 14, 2002).

10.7	Sublease Agreement between Alliance Bank Corporation and Hamilton Resources Corporation (Corporate Headquarters, 14280 Park Meadow Drive, Chantilly, Virginia) dated as of October 15, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed April 10, 2003).

10.8	Deed of Lease by and between Alliance Home Funding, LLC and West Street Development, LLC (Manassas Mortgage Company Office, 9200 Church Street, Manassas, Virginia) dated as of November 15, 2002 (incorporated by reference to Exhibit 10.8 to Form 10-KSB filed April 10, 2003).

10.9	Deed of Lease between Alliance Bank and Ballston 4501, LLC (Arlington Office, 4501 North Fairfax Drive, Arlington, Virginia) dated January 17, 2003 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed May 15, 2003).

10.10	Deed of Lease between 8221 Old Courthouse Road, L.C. and Alliance Bank Corporation (Tysons Corner Office, 8221 Old Courthouse Road, Vienna, Virginia) dated as of July 30, 2003 (incorporated by reference to Exhibit 10.10 to Form 10-QSB filed November 14, 2003).

10.29*	Alliance Bankshares Corporation Stock Option Plan, as restated April 1, 2003 (incorporated by reference to Exhibit 99 to registration statement on Form S-8 (Registration No. 333-106264) filed June 19, 2003).

10.30*	Employment agreement between Alliance Bank and Thomas A. Young, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-QSB filed May 15, 2003).

10.31*	Employment agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-QSB filed May 15, 2003).

10.32*	Employment agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2003 (incorporated by reference to Exhibit 10.32 to Form 10-QSB filed May 15, 2003).

10.33*	Employment agreement between Alliance Bank and Robert H. Turley dated March 1, 2003 (incorporated by reference to Exhibit 10.33 to Form 10-QSB filed May 15, 2003).

10.34*	Employment agreement between Alliance Bank and Frank H. Grace, III dated January 13, 2004, as amended on February 27, 2004 (incorporated by reference to Exhibit 10.34 to Form 10-KSB filed April 1, 2004).

10.35	Lease agreement between Alliance Home Funding, LLC and The Chevy Chase Land Company (Mortgage Company Office, 1840 Michael Faraday Drive, Reston, Virginia) dated January 9, 2004.

11	Statement re: Computation of per share earnings.

21	Subsidiaries of the Registrant.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

     On March 23, 2004, Alliance Bankshares filed a Current Report on Form 8-K relating to its press release announcing fourth quarter 2003 earnings.

* Management Contracts

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION
(Registrant)

May 14, 2004 Date	/s/ Thomas A. Young, Jr.
Thomas A. Young, Jr.
President & CEO
(principal executive officer)

May 14, 2004 Date	/s/ Paul M. Harbolick, Jr.
Paul M. Harbolick, Jr.
Executive Vice President & CFO, Corporate Secretary
(principal financial & accounting officer)