Form 10QSB
period 2004-06-30
ALLIANCE BANKSHARES CORP
filed 2004-08-16
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of common stock outstanding as of August 12, 2004 was 4,784,980.

Transitional small business disclosure format: Yes ☐ No ☒

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Statements of Condition
June 30, 2004, December 31, 2003 and June 30, 2003
(Dollars in thousands)

	June 30,	December 31,	June 30,
	2004	2003	2003
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$24,850	$11,321	$28,990
Federal funds sold	74,863	32,709	56,493
Investment securities available-for-sale, at fair value	199,922	174,999	155,370
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	27,072	13,033	33,877
Loans, net of discount	151,307	118,762	96,507
less: allowance for loan losses	(1,643)	(1,444)	(1,280)

Loans, net	149,664	117,318	95,227
Premises and equipment, net	1,990	1,764	1,799
Accrued interest and other assets	6,579	5,494	3,518

TOTAL ASSETS	$485,040	$356,738	$375,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$162,105	$88,874	$137,928
Savings and NOW deposits	28,092	24,594	22,082
Money market deposits	24,121	17,278	18,799
Other time deposits	161,620	145,993	115,358

Total deposits	375,938	276,739	294,167
Repurchase agreements, other borrowed funds	35,300	35,251	30,116
Federal Home Loan Bank Advances	20,000	13,000	18,500
Trust Preferred Capital Notes	10,000	10,000	10,000
Other liabilities	1,597	2,393	2,264
Commitments and contingent liabilities	—	—	—

Total liabilities	442,835	337,383	355,047
STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized; 4,755,955, 3,241,491 and 3,223,241 shares issued and outstanding at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.	19,024	12,966	8,595
Capital surplus	19,687	1,745	5,862
Retained earnings	7,694	6,393	4,737
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(4,200)	(1,749)	1,133

Total stockholders’ equity	42,205	19,355	20,327

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$485,040	$356,738	$375,374

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2004 and 2003
(Dollars in thousands, except for per share data)

	2004	2003
INTEREST INCOME:
Loans	$2,250	$1,863
Investment securities	1,989	1,564
Federal funds sold	125	98

Total interest income	4,364	3,525
INTEREST EXPENSE:
Savings and NOW deposits	62	61
Other time deposits	1,061	764
Money market deposits	71	84
Borrowings	406	370

Total interest expense	1,600	1,279

Net interest income	2,764	2,246
Provision for loan losses	135	124

Net interest income after provision for loan losses	2,629	2,122
OTHER INCOME:
Deposit account service charges	47	47
Gain on loan sales	1,548	1,970
Gains on sale of available-for-sale securities	18	699
Gains on trading activities	9	163
Other operating income	48	18

Total other income	1,670	2,897

OTHER EXPENSES:
Salaries and employee benefits	1,936	1,775
Occupancy expense	323	218
Equipment expense	175	140
Operating expenses	1,005	1,126

Total other expenses	3,439	3,259

INCOME BEFORE INCOME TAXES	860	1,760
Income tax expense	201	551

NET INCOME	$659	$1,209

Net income per common share, basic	$0.14	$0.38

Net income per common share, diluted	$0.13	$0.35

Weighted average number of shares, basic	4,751,878	3,197,823

Weighted average number of shares, diluted	5,101,106	3,462,890

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2004 and 2003
(Dollars in thousands, except for per share data)

	2004	2003
INTEREST INCOME:
Loans	$4,080	$3,690
Investment securities	4,025	3,093
Federal funds sold	214	145

Total interest income	8,319	6,928
INTEREST EXPENSE:
Savings and NOW deposits	123	109
Other time deposits	2,047	1,417
Money market deposits	139	160
Borrowings	806	781

Total interest expense	3,115	2,467

Net interest income	5,204	4,461
Provision for loan losses	220	211

Net interest income after provision for loan losses	4,984	4,250
OTHER INCOME:
Deposit account service charges	87	84
Gain on loan sales	2,677	3,086
Gains on sale of available-for-sale securities	295	1,529
Gains on trading activities	31	212
Other operating income	119	41

Total other income	3,209	4,952

OTHER EXPENSES:
Salaries and employee benefits	3,680	3,154
Occupancy expense	614	423
Equipment expense	332	274
Operating expenses	1,894	1,961

Total other expenses	6,520	5,812

INCOME BEFORE INCOME TAXES	1,673	3,390
Income tax expense	372	1,057

NET INCOME	$1,301	$2,333

Net income per common share, basic	$0.30	$0.73

Net income per common share, diluted	$0.28	$0.68

Weighted average number of shares, basic	4,309,095	3,185,238

Weighted average number of shares, diluted	4,680,074	3,429,368

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2004 and 2003
(Dollars in thousands, except for per share data)

				Accumulated
				Other		Total
	Common	Capital	Retained	comprehensive	Comprehensive	stockholders'
	Stock	Surplus	earnings	income (loss)	income (loss)	equity
BALANCE, DECEMBER 31, 2002	$8,460	$5,770	$2,404	$934		$17,568
COMPREHENSIVE INCOME:
Net income	—	—	2,333	—	$2,333	2,333
Other comprehensive income, net of tax, unrealized holding gains on securities available-for-sale, net of tax of $695	—	—	—	—	1,349	—
Less: reclassification adjustment, net of taxes of $591	—	—	—	—	(1,150)	—

Other comprehensive income, net of tax	—	—	—	199	199	199

Total comprehensive income	—	—	—	—	$2,532	—

Exercise of stock options	135	92	—	—		227

BALANCE, JUNE 30, 2003	$8,595	$5,862	$4,737	$1,133		$20,327

BALANCE, DECEMBER 31, 2003	$12,966	$1,745	$6,393	$(1,749)		$19,355
COMPREHENSIVE INCOME:
Net income	—	—	1,301	—	$1,301	1,301
Other comprehensive income, net of tax, unrealized holding (loss) on securities available-for-sale, net of tax of $1,152	—	—	—	—	(2,235)	—
Less: reclassification adjustment, net of taxes of $110	—	—	—	—	(216)	—

Other comprehensive income (loss), net of tax	—	—	—	(2,451)	(2,451)	(2,451)

Total comprehensive income (loss)	—	—	—	—	$(1,150)	—

Exercise of stock options	132	142	—	—		274
Issuance of 1,481,470 shares of common stock	5,926	17,800	—	—		23,726

BALANCE, JUNE 30, 2004	$19,024	$19,687	$7,694	$(4,200)		$42,205

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2004 and 2003
(Dollars in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,301	$2,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	584	465
Provision for loan losses	220	211
Origination of loans held for sale	(126,046)	(116,996)
Proceeds from sale of loans held for sale	114,684	123,339
Gain on loan sales	(2,677)	(3,086)
Gain on sale of securities available-for-sale and trading	(326)	(1,741)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	178	182
Other liabilities	(796)	155

Net cash provided by (used in) operating activities	(12,878)	4,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(42,154)	(46,366)
Purchase of securities available-for-sale	(117,585)	(133,513)
Proceeds from sale of securities available-for-sale	64,435	65,957
Proceeds from calls and maturities of securities available-for-sale	12,072	30,500
Paydowns on securities available-for-sale	12,475	12,745
Net increase in loans	(32,566)	(13,718)
Purchase of premises and equipment	(518)	(754)

Net cash (used in) investing activities	(103,841)	(85,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from:
Non-interest bearing deposits	73,231	29,237
Savings and NOW deposits	3,498	2,317
Money market deposits	6,843	1,458
Other time deposits	15,627	45,189
Repurchase agreements, federal funds purchased and other borrowings	49	(4,366)
FHLB Advances	7,000	8,000
Trust Preferred Capital Notes	—	10,000
Proceeds from exercise of stock options	274	227
Proceeds from issuance of common stock	23,726	—

Net cash provided by financing activities	130,248	92,062

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,529	11,775
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,321	17,215

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,850	$28,990

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

     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of June 30, 2004, December 31, 2003 and June 30, 2003, the results of operations for the three month and six month periods ended June 30, 2004 and 2003, and cash flows for the six month periods ended June 30, 2004 and 2003. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     Operating results for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of full year financial results.

     At June 30, 2004 and 2003, Bankshares has one stock-based compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2004 and 2003 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in thousands except per share amounts)
Net income, as reported	$659	$1,209	$1,301	$2,333
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(103)	(13)	(205)	(36)
Pro forma net income	$556	$1,196	$1,096	$2,297
Basic earnings per share:
As reported	$0.14	$0.38	$0.30	$0.73
Pro forma	$0.12	$0.37	$0.25	$0.72
Diluted earning per share:
As reported	$0.13	$0.35	$0.28	$0.68
Pro Forma	$0.11	$0.35	$0.23	$0.67

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, and 2003, respectively: price volatility of 25.76% and 33.28%, risk-free interest rates of 3.22% and 3.65%, dividend rate of 0.00% and expected lives up to 10 years.

2. Investment Securities

     The following table sets forth a summary of the investment securities portfolio as of the periods indicated:

	June 30,		December 31,
	2004	2003	2003
	(Dollars in thousands)
Available For Sale Securities
US Government Agency Securities	$60,275	$66,808	$91,078
US Government Agency and Other CMOs	54,465	6,081	3,267
US Government Agency MBS	53,434	43,956	38,000
Municipal Securities	28,648	35,814	40,921
Other Securities	—	453	—
Restricted stocks:
Community Bankers Bank	55	55	55
Federal Reserve Bank	1,056	428	428
Federal Home Loan Bank	1,989	1,775	1,250

Total Available For Sale Securities	$199,922	$155,370	$174,999

Held To Maturity Securities
Certificate of Deposit	$100	$100	$100

Total Held To Maturity Securities	$100	$100	$100

Total Investment Securities *	$200,022	$155,470	$175,099

*AFS investments at market value; HTM investments at cost basis.

     As of June 30, 2004, 128 investment securities have an unrealized loss. They are comprised of the following: 29 U.S. Government Agency Securities, 22 U.S. Government Agency and Other CMOs, 19 U.S. Government Agency MBS, and 58 Municipal Securities. This compares to a total of 102 investment securities that had an unrealized loss as of December 31, 2003: 40 U.S. Government Agency Securities, 1 U.S. Government Agency CMOs, 10 U.S. Government Agency MBS and 51 Municipal Securities. The investment securities are obligations of entities that are excellent credit risks. The temporary impairment noted is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. A total of 111 instruments as of June 30, 2004 and 102 instruments as of December 31, 2003 bearing an unrealized loss have been in that position for a period of less than twelve months.

3. Loans

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	June 30,				December 31,
	2004		2003		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Commercial	$28,961	19.1%	$22,113	22.9%	$29,300	24.7%
Commercial real estate	45,630	30.2%	30,095	31.2%	37,444	31.5%
Real estate construction	19,234	12.7%	8,526	8.8%	11,264	9.5%
Residential real estate	51,849	34.3%	32,500	33.7%	37,281	31.4%
Consumer	4,817	3.2%	2,913	3.0%	3,190	2.7%
Agricultural	280	0.2%	—	0.0%	283	0.2%
Other	536	0.3%	360	0.4%	—	0.0%
Less: unearned discount & fees	—	0.0%	—	0.0%	—	0.0%

Total loans	$151,307	100.0%	$96,507	100.0%	$118,762	100.0%

4. Allowance For Loan Losses

     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Six Months	Six Months	Year
	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	December 31, 2003
	(Dollars in thousands)
Balance, beginning of period	$1,444	$1,066	$1,066
Provision for loan losses	220	211	396
Loans charged off	(21)	—	(44)
Recoveries of loans Charged off	—	3	26

Net charge offs	(21)	3	(18)

Balance, end of period	$1,643	$1,280	$1,444

5. Trust Preferred Capital Notes

     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 4.67% on June 30, 2004, and 4.32% on December 31, 2003.

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

     The following table presents segment information for the six months ended June 30, 2004 and 2003:

	2004

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$8,335	$562	$(578)	$8,319
Gain on sale of loans	—	2,677	—	2,677
Other	507	25	—	532

Total operating income	8,842	3,264	(578)	11,528

Expenses:
Interest expense	3,115	578	(578)	3,115
Provision for loan loss	220	—	—	220
Salaries and employee benefits	1,563	2,117	—	3,680
Other	2,310	530	—	2,840

Total operating expenses	7,208	3,225	(578)	9,855

Income before income taxes	$1,634	$39	$—	$1,673

Total assets	$483,988	$37,602	$(36,550)	$485,040

Capital expenditures	$392	$126	$—	$518

	2003

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$6,998	$880	$(950)	$6,928
Gain on sale of loans	—	3,086	—	3,086
Other	1,866	—	—	1,866

Total operating income	8,864	3,966	(950)	11,880

Expenses:
Interest expense	2,467	950	(950)	2,467
Provision for loan losses	211	—	—	211
Salaries and employee benefits	1,446	1,708	—	3,154
Other	2,011	647	—	2,658

Total operating expenses	6,135	3,305	(950)	8,490

Income before income taxes	$2,729	$661	$—	$3,390

Total assets	$374,115	$38,175	$(36,916)	$375,374

Capital expenditures	$623	$131	$—	$754

7. Earnings Per Share

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Weighted average number of shares for all periods reported has been restated giving effect to the common stock dividend distributed on September 29, 2003. Potential dilutive common stock had no effect on income available to common shareholders. Stock options for 141,800 shares were excluded from the June 30, 2004 quarterly calculation because their effects were anti-dilutive.

Three Months Ended June 30,	2004		2003
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic earnings per share	4,751,878	$0.14	3,197,823	$0.38

Effect of dilutive securities, stock options	349,228		265,067

Diluted earnings per share	5,101,106	$0.13	3,462,890	$0.35

Net Income utilized in the earnings per share calculations above:	$659,000		$1,209,000

Six Months Ended June 30,	2004		2003
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic earnings per share	4,309,095	$0.30	3,185,238	$0.73

Effect of dilutive securities, stock options	370,979		244,130

Diluted earnings per share	4,680,074	$0.28	3,429,368	$0.68

Net Income utilized in the earnings per share calculations above:	$1,301,000		$2,333,000

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

Critical Accounting Policies

     There have been no changes in the critical accounting policies discussed in Bankshares’ report on Form 10-KSB for the year ended December 31, 2003.

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

     Our allowance for loan losses has two basic components: the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, then a specific reserve is established based on Bankshares’ calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, Bankshares does not separately identify individual consumer and residential loans for impairment testing unless loans become 30 days or more past due.

     The unallocated allowance is determined by segregating un-criticized loans (non-classified loans and loans identified for impairment testing for which no impairment was identified) by loan type and our own internal 10-point risk rating system. We then apply allowance factors which in the judgment of management represent the expected losses over the life of the loans. In determining those factors, we consider the following: (i) delinquencies, (ii) loss history, (iii) trends in volume and terms of loans, (iv) effects of changes in lending policy, (v) the experience and depth of the borrowers’ management, (vi) national and local economic trends, (vii) concentrations of credit, (viii) quality of loan review system and (ix) the effect of external factors (e.g., competition and regulatory requirements).

Overview

     For the three month period ending June 30, 2004, net income amounted to $659 thousand compared to $1.2 million for the same period in the prior year. In the second quarter of 2004, security and trading gains were $835 thousand less than the same period in 2003. The basic earnings per share were $.14 in the three months ending June 30, 2004 compared to the prior year earnings of $.38 per common share. The diluted earnings per share were $.13 in the three months ending June 30, 2004 compared to the prior year diluted earnings of $.35 per common share. This reflects the impact of the decrease in the after tax gains from the sale of securities by $.11 per share. In addition, the shares outstanding reflect the February 2004 stock issuance of 1,481,470 shares.

     For the six month period ending June 30, 2004, net income amounted to $1.3 million compared to $2.3 million for the same period in the prior year. In the six month period ended June 30, 2004, security and trading gains were $1.4 million less than the same period in 2003. The basic earnings per share were $.30 in the six months ending June 30, 2004 compared to the prior year earnings of $.73 per common share. The diluted earnings per share were $.28 in the six months ending June 30, 2004 compared to the prior year diluted earnings of $.68 per common share. This reflects the impact of the decrease in after tax gains from the sale of securities by $.20 per share. In addition, the shares outstanding reflect the February 2004 stock issuance of 1,481,470 shares.

     Return on average equity on an annualized basis during the three months ended June 30, 2004 was 6.16% compared to 24.89% for the same period in 2003. Return on average assets on an annualized basis for the three months ended June 30, 2004 was .61% compared to 1.47% for the same period of 2003. Both average assets and average equity for the second quarter of 2004 include the benefit of the new capital raised in February 2004. This added benefit amounted to an average of $23.7 million for the second quarter, and until we leverage out the rest of our asset base, the returns will remain low.

     Return on average equity on an annualized basis during the six months ended June 30, 2004 was 7.24% compared to 24.86% for the same period in 2003. Return on average assets on an annualized basis for the six months ended June 30, 2004 was .65% compared to 1.53% for the same period of 2003. Both average assets and average equity for the first six months of 2004 include the benefit of the new capital raised in February 2004. The average balance of this new capital raised was $16.9 million for the first six months of 2004, and until we leverage out the rest of our asset base, the returns will remain low.

     Total assets amounted to $485.0 million as of June 30, 2004, a $128.3 million increase over the December 31, 2003 level of $356.7 million. This increase is primarily attributable to the growth in non-interest bearing deposits, up $73.2 million over the December 31, 2003 level of $88.9 million.

     As of June 30, 2004, total loans grew to $151.3 million compared to $118.8 million as of December 31, 2003. The loan portfolio was up 27.4% over the December 31, 2003 level. This growth reflects the addition of new loan officers and continued focus on loan growth.

     As of June 30, 2004, loans held for sale were $27.1 million, more than double the December 31, 2003 balance of $13.0 million.

     The allowance for loan losses was $1.6 million as of June 30, 2004 or 1.09% of loans outstanding compared to $1.4 million as of December 31, 2003 or 1.22% of outstanding loans. (The ratios exclude loans held for sale.) As noted earlier under the “Critical Accounting Policies,” peer analysis and industry trends are used as additional tools to evaluate the adequacy of the allowance for loan losses given the lack of historical charge-offs.

     Total deposits amounted to $375.9 million as of June 30, 2004, which represents 35.8% increase from $276.7 million total deposits as of December 31, 2003. Included in this growth are non-interest bearing deposits, which increased by 82.4% in 2004 to $162.1 million, up $73.2 million above the December 31, 2003 level of $88.9 million.

     Total stockholders’ equity was $42.2 million as of June 30, 2004 compared to the December 31, 2003 level of $19.4 million. Book value per common share was $8.87 as of June 30, 2004 compared to $5.97 as of December 31, 2003. The net unrealized loss on available-for-sale securities amounted to $(4.2) million, net of tax as of June 30, 2004 compared to a net unrealized loss on available-for-sale securities of $(1.7) million, net of tax as of December 31, 2003. During the first quarter 2004, bond prices rose and related yields fell from the year end level. The volatility in the treasury market will have a corresponding impact on our overall market to market. Also, in late February 2004, approximately $25.2 million in gross capital was raised when Bankshares completed a secondary stock offering for 1,481,470 shares of common stock. Costs associated with the offering were $1.4 million, resulting in $23.7 million net offering proceeds.

     Net interest margin was 2.90% for the three months ended June 30, 2004 as compared to 3.10% for the three months ended June 30, 2003.

     Net interest margin was 2.93% for the six months ended June 30, 2004 as compared to 3.30% for the six months ended June 30, 2003. The decline in the net interest margin is directly attributable to the significant increase in investment security balances coupled with the impact of the declining interest rate environment experienced in 2003.

     We are not aware of any current recommendations by any regulatory authorities, which, if implemented, would have a material effect on Bankshares’ liquidity, capital resources or results of operations.

Results of Operations

     Net Interest Income. Net interest income for the three months ended June 30, 2004 was $2.8 million compared to $2.2 million for the same period in 2003. This represents an increase of 23.1% over the net interest income earned in the same period in 2003. The growth in net interest income is directly attributable to the significant asset growth that has occurred. Additionally, Bankshares has consistently added municipal securities to its investment securities portfolio. On a fully taxable equivalent basis, the municipal securities contributed $130 thousand of tax equivalent interest income bringing total net interest income on a tax equivalent basis to $2.9 million for the second quarter compared to $2.4 million for the same period in 2003.

     Net interest income for the six months ended June 30, 2004 was $5.2 million compared to $4.5 million for the same period in 2003. This represents an increase of 16.7% over the net interest income earned in the same period in 2003. The municipal securities contributed $292 thousand of tax equivalent interest income bringing total net interest income on a tax equivalent basis to $5.5 million for the six months ended June 30, 2004 compared to $4.7 million for the same period in 2003.

     Average loan balances were $157.1 million for the three months ended June 30, 2004 as compared to $129.2 million for the same period in 2003. The related interest income from loans was $2.3 million in 2004 compared to $1.9 million in 2003. The average yield on loans decreased from 5.78% in 2003 to 5.76% in 2004. The decline reflects the general competitive market for loans as well as the periodic repricing of three to five year resets.

     Average loan balances were $144.4 million for the six months ended June 30, 2004 as compared to $124.0 million for the same period in 2003. The related interest income from loans was $4.1 million in 2004 compared to $3.7 million in 2003. The average yield on loans decreased from 6.00% in 2003 to 5.68% in 2004.

     The investment securities income of $2.1 million (on a fully taxable equivalent basis) brought the interest income level to $4.5 million for the three months ended June 30, 2004. This represents an increase of $826 thousand over the 2003 level of $3.7 million. The second quarter tax equivalent yield on investment securities was 4.29% in 2004, which is 45 basis points lower than the 2003 level of 4.74%.

     The investment securities income of $4.3 million (on a fully taxable equivalent basis) brought the interest income level to $8.6 million for the six months ended June 30, 2004. This represents an increase of $1.4 million over the 2003 level of $7.2 million. The tax equivalent yield on investment securities for the six month periods ended June 30, 2004 and 2003 was 4.55% and 4.92%, respectively.

     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $125 thousand to interest income in the three month period ended June 30, 2004 compared to $98 thousand for the same period in 2003.

     For the six month period ended June 30, 2004, federal funds sold contributed $214 thousand compared to $145 thousand for the same period in 2003.

     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $269.1 million in three months ended June 30, 2004, which was $52.9 million greater than the 2003 level of $216.2 million.

     On a year to date basis, average interest-bearing funding sources (deposit and purchased funds) grew to $264.2 million in 2004, which was $61.6 million greater than the 2003 level of $202.6 million.

     Interest expense for all interest-bearing liabilities amounted to $1.6 million in the second quarter of 2004, which was $322 thousand greater than the 2003 level of $1.3 million. Cost of interest bearing liabilities for the second quarter 2004 was 2.39 % or 2 basis points higher than the 2003 level of 2.37%.

     Interest expense for all interest-bearing liabilities amounted to $3.1 million in the first six months of 2004, which was $649 thousand greater than the 2003 level of $2.5 million. Cost of interest bearing liabilities for the first six months of 2004 was 2.37 % or 8 basis points lower than the 2003 level of 2.45%.

     Non-interest Income. Non-interest income amounted to $1.7 million during the three months ended June 30, 2004, a decrease of $1.2 million over the 2003 level of $2.9 million. The primary source of non-interest income is gains on the sale of residential mortgage loans. Bankshares generated $1.5 million from the sale of mortgage loans for the second quarter of 2004, and $2.0 million in 2003. In February 2004 we opened our third mortgage office in Reston, Virginia. In addition, members of our mortgage loan production staff are bilingual in Spanish and Eastern European languages. These language capabilities have enabled us to establish relationships with bilingual realtors which, in turn, leads to new customers and increased purchase money mortgage transactions. We continue to market toward this growing population segment. One of our stated business strategies is to leverage our linguistic skills to expand our purchase money mortgage business base. The mortgage banking activity and performance has a correlation to interest rates. As interest rates rise home buyers may elect to finance homes with adjustable mortgage products or if rates rise significantly defer a home purchase. The volatility in interest rates could result in slower mortgage production or lower levels of mortgage banking income.

     Bankshares generated net gains on the sale of investment securities of $27 thousand in the second quarter of 2004 compared to the net gains of $862 thousand in the second quarter of 2003. During 2003, we reallocated our investment portfolio to manage the high levels of actual and projected prepayments on collateralized mortgage obligations and mortgage backed securities. In addition to managing the mortgage related investments, a variety of agency and municipal securities were sold. The repositioning of the portfolio generated a larger level of securities gains than we routinely experience in the ordinary course of business. We have separately disclosed net gains from securities held for a short period of time for the pair off of certain mortgage backed securities transactions. The net gain on trading activities amounted to $9 thousand for the three months ended June 30, 2004, compared to $163 thousand for the three months ended June 30, 2003. As interest rates rise future investment portfolio rebalancing could result in a net loss on the sale of investment securities.

     Non-interest income amounted to $3.2 million during the six months ended June 30, 2004, a decrease of $1.8 million over the 2003 level of $5.0 million. Bankshares earned $2.7 million on the sale of mortgage loans and $326 thousand on the sale of investment securities in the first six months of 2004, compared to $3.1 million and $1.7 million for the first six months of 2003, respectively.

     Non-interest Expense. Non-interest expense in the three months ended June 30, 2004 amounted to $3.4 million compared to the 2003 level of $3.3 million. Salary and benefits expense for the three months ended June 30, 2004 was $1.9 million, or $161 thousand higher than the June 30, 2003 level of $1.8 million. The increase is related to the addition of personnel in the bank operations department due to expansions of business, as well as commissions and incentives paid on mortgage banking production. Occupancy and furniture and equipment costs for the three months ended June 30, 2004 were up $140 thousand over the 2003 level of $358 thousand. This increase is due to Bankshares’ new locations in Ballston and Tyson’s Corner that were opened in late 2003 and not reflected in the first quarter 2003 expenses. Also, AHF opened a new mortgage banking office in Reston in February of 2004. Other operating expenses amounted to $1.5 million for the three months ended June 30, 2004, compared to $1.1 million in 2003. Other operating expenses increased during the quarter due to increased marketing efforts, absorption of branch operating costs and professional fees.

     Non-interest expense in the six months ended June 30, 2004 amounted to $6.5 million compared to the 2003 level of $5.8 million. Salary and benefits expense for the six months ended June 30, 2004 was $3.7 million, compared to $3.2 million for the same period in 2003. Occupancy and furniture and equipment costs were up $249 thousand over the 2003 level of $697 thousand. Other operating expenses amounted to $1.9 million in the first six months ended June 30, 2004 compared to $2.0 million in 2003.

     Income Taxes. We recorded $201 thousand in income tax expense in the second quarter of 2004, as compared to $551 thousand in 2003. Bankshares’ effective tax rate was 23.4% for the quarter ended June 30, 2004, compared to 31.3% for the second quarter of 2003. During the first six months of 2004, the income tax expense recorded was $372 thousand, compared to $1.1 million in 2003. Bankshares’ effective tax rate was 22.2% for the first six months of 2004, compared to 31.2% for six months ended 2003. The effective tax rate is lower than the statutory rate of 34% primarily due to the benefits of our municipal bond portfolio.

Analysis of Financial Condition

     Investment Securities. Investment securities available for sale amounted to $199.9 million as of June 30, 2004, a $24.9 million increase over the December 31, 2003 level of $175.0 million. A single investment of $100 thousand was classified as held to maturity for all periods reported.

     Bankshares generally classifies investment securities as available-for-sale under the classifications required under SFAS No.115. The portfolio is used to manage excess liquidity and general liquidity needs as well as other rebalancing needs as required by the overall asset/liability position.

     The investment portfolio as of June 30, 2004 contained callable US Agency securities, US Agency Collateralized Mortgage Obligations and Private Label Collateralized Mortgage Obligations (“CMOs”), US Agency Mortgage Backed Securities, State and Municipal Bonds, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, callable agency securities may be called by the issuer prior to the contractual maturity.

     Bankshares’ investment strategy has been to purchase investments that provide stable cashflows, “locked out” fixed rate investments, municipal securities and callable securities while maintaining a base case portfolio duration in the 5 to 7 year range. In 2004 we have purchased investment securities with the business objective of providing more cashflow and a shorter duration in the base case scenarios. The most recent study (May 2004) indicates a base case portfolio duration of 4.5 years. This is very similar to the base case of a 5 year treasury security which is 4.7 years. Our current investment portfolio mix has more extension characteristics in a rising rate environment than a 5 year Treasury. Upon an immediate interest rate shock of 100 basis points (5 year Treasury would yield 4.91% and a 10 year Treasury would yield 5.77%) the portfolio extends to 5.7 years in duration. Consistent with our investment and ALCO strategies the investment portfolio duration is considered in the context of the overall balance sheet. We are continuing to add investments that have shorter durations in the base case and rising rate scenarios. In addition, the securities are used to pledge for certain borrowing transactions.

     The effects of unrealized losses on the portfolio were $(6.4) million as of June 30, 2004 or (3.1) % of the portfolio balance and $(2.7) million, or (1.5) % of the portfolio balance, as of December 31, 2003. Approximately $(4.1) million of the unrealized losses are embedded in the US Government Agency and Municipal Securities portfolios. These portfolios tend to have more price volatility due to the call and maturity structures of the individual instruments. At this time, we believe we can continue to carry these instruments for the foreseeable future. From time to time, we may sell an individual instrument at a loss consistent with our ALCO strategies and if prudent reinvestment opportunities exist.

     Loan Portfolio. The loan portfolio was $151.3 million as of June 30, 2004, which compares to $118.8 million as of December 31, 2003. Commercial loans represent 19.1% of the loan portfolio, or $29.0 million as of June 30, 2004. Commercial real estate loans (generally owner-occupied) were $45.6 million or 30.2% of the loan portfolio as of June 30, 2004. Residential real estate loans (home equity and fixed rate trusts) were $51.8 million or 34.3% of the loan portfolio as of June 30, 2004. Consumer, agricultural and real estate construction loans make up the balance of the loan portfolio as of June 30, 2004.

     Asset Quality. The loan portfolio has experienced very few past due loans since inception. As of June 30, 2004 Bankshares had two loans totaling $100 thousand that were considered nonaccrual loans or loans past due in excess of 90 days. As of December 31, 2003, there was one loan in the amount of $20 thousand that was considered past due. The allowance for loan losses was $1.6 million as of June 30, 2004, or 1.09% of loans outstanding compared to $1.4 million as of December 31, 2003, or 1.22% of outstanding loans. (The ratios exclude loans held for sale). Although the ratio of the allowance for loan losses to total loans has declined since December 31, 2003, the allowance for loan losses remains adequate for our loan portfolio. The organization continues to mature and refine the individual loan risk ratings. As such we believe the allowance of $1.6 million is adequate for our loan portfolio.

     Nonperforming Assets. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. Bankshares had two nonperforming assets totaling $100 thousand as of June 30, 2004, and a single consumer loan of $20 thousand, as of December 31, 2003, which was charged off in the first quarter of 2004.

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

     As of December 31, 2003, we had loans from two borrowers that were recorded as “special mention” and “substandard” on our internal loan watch list. These loans amounted to $383,000. We have allocated $146,000 of our allowance for loan losses towards these specific loans. As of June 30, 2004, the principal on the watch list classified as the equivalent of “special mention” and “substandard” amounted to $626,000, with a specific allocation of $86,000.

     Deposits. We have made a special effort to obtain deposits from title and mortgage loan closing companies, which generally provide a good source of non-interest bearing deposits. We have developed products and services using available technology that meets the needs of these customers. The balances on deposit with us tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits. These deposits are subject to significant reduction during slow real estate markets. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis.

     Bankshares seeks deposits within the market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. As of June 30, 2004, the deposit portfolio grew to $375.9 million, a $99.2 million increase over the December 31, 2003 level of $276.7 million. Bankshares has seen growth in several key categories over the periods compared. Demand deposits, NOW, money market and certificates of deposit have all grown in proportion to overall company growth. The effects of several key deposit gathering and branching initiatives have allowed Bankshares’ deposit and customer base to continually expand.

     From time to time, we will gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow the organization to fund loan and investment growth with a minimal impact on overall sales efforts, and extend the liability maturity profile. As of June 30, 2004 we had $68.5 million in such deposits compared to $61.2 million as of December 31, 2003. The balances of the $68.5 million and the $61.2 million are made up of two types of “brokered” deposits. We had $10.0 million as of June 30, 2004 and December 31, 2003, of brokered deposits that relate to a state government program. At June 30, 2004, we had $58.5 million of brokered deposits compared to $51.3 million on December 31, 2003 that are part of a periodic marketing program by a licensed broker on our behalf. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our mortgage banking unit, Alliance Home Funding. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.

     Purchased Funds. Bankshares offers repurchase agreements (“repos”) to commercial customers and affluent individuals. The repos are offered for convenience and security to larger clients. Customer repos amounted to $34.8 million as of June 30, 2004 compared to $35.0 million as of December 31, 2003. Bankshares does not have any open repos with broker dealers.

     As of June 30, 2004 and December 31, 2003, we had a series of advances outstanding with the Federal Home Loan Bank of Atlanta that totaled $20.0 million and $13.0 million respectively. As of June 30, 2004, $17.0 million of the advances had floating rate characteristics compared to $10.0 million at December 31, 2003. Additionally, Bankshares participates in the Note Option Treasury, Tax & Loan (“TT&L”) program with the Federal Reserve Bank. This program allows Bankshares to collect tax deposits from customers. Periodically, the Federal Reserve Bank will reduce TT&L holdings in participating banks based on the overall monetary policy in place at the time. Bankshares has consistently had a TT&L ceiling of $500 thousand with the Federal Reserve Bank.

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

     Interest Sensitivity. The cumulative positive gap position within one year was $48.9 million or 10.1% of assets as of June 30, 2004 compared to a negative gap $31.3 million, or 8.8% of total assets, at December 31, 2003. The positive gap suggests that the net interest margin will increase in a market of rising interest rates as assets will reprice faster than liabilities. This measurement technique is common in the financial services industry; however, it has limitations and is not the sole tool for measuring interest rate sensitivity. A significant limitation is the use of contractual maturities for investment securities. Many investment securities in our portfolio are expected to be prepaid or be called prior to contractual maturity.

     On a quarterly basis, we review our balance sheet on an “earnings credit” adjusted basis. This review of the balance sheet weights assets and liabilities that mature or reprice within one year. The assets and liabilities are weighted according to their specific correlation to movements in prime rate. An example of this is Federal Funds Sold, which is a market rate that directly correlates with the prime rate. This product has a 100% weighting. Another example is savings accounts. This deposit product has an administered rate that has little direct correlation to the prime rate. This product is weighted at 11%. Once the earnings credit adjusted gap position is compiled, we evaluate our interest rate risk position and take the steps to position the balance sheet appropriately in light of the interest rates. In the most recent study, the quarterly risk-adjusted balance sheet indicated that we are asset sensitive.

     The interest sensitivity position does not measure the impact of interest rate changes on the market value of our investment securities portfolio. Rising interest rates will cause a decline in the market value of our investment securities. A decline in the market value of the investment portfolio could make managing the net interest income exposure more difficult.

     As part of our interest rate risk management, we typically use the investment portfolio to balance our interest rate exposure. We purchase or sell fixed or floating rate investment products with longer or shorter durations, as necessary. Additionally, the pricing of deposits is adjusted within the market area to favor money market or certificates of deposits depending on the need for floating or fixed rate liabilities. The pricing of loan products is a function of interest rate risk management strategies and the market conditions in the area. In many cases, interest rate risk pricing preferences are not consistent with the general market, which requires us to balance our interest rate risk through other products. An example of this is that in a declining rate environment, the loan customer typically prefers floating rate loans and banks typically prefer fixed rate loans. In this example, we would add fixed rate securities or price money market deposits aggressively to balance the interest rate risk.

     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are reasonable in the base case of our modeling efforts. We are taking steps to further enhance our modeling process. We expect the enhanced model to assist us in more accurately measuring short and long term interest rate exposures. The results of the model will serve as key inputs to our investment and ALCO strategies.

     Capital. Bankshares is considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $42.2 million as of June 30, 2004 compared to $19.4 million as of December 31, 2003. The significant increase is attributed to a capital stock offering that took place in February of this year. Approximately $25.2 million in proceeds were generated from the sale of 1,481,470 shares of common stock at an offering price of $17.00 per share. Expenses associated with the offering were $1.3 million for broker fees, and $200 thousand for legal, accounting, printing and miscellaneous fees. Bankshares intends to use the net proceeds from this offering to provide additional capital to the Bank to support anticipated increases in our loans and deposits as our business grows. Book value per common share was $8.87 as of June 30, 2004 compared to $5.97 as of December 31, 2003.

     Bankshares’ ability to pay cash dividends is restricted by banking regulations. Bankshares has not declared or paid cash dividends since inception. It is our general policy to retain earnings to support future organizational growth.

     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of June 30, 2004 and December 31, 2003 was 4.67% and 4.32%, respectively.

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

Recent Accounting Pronouncements

     There were no accounting pronouncements made in the second quarter of the year ended December 31, 2004 which will have an impact on Bankshares.

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

     We have established disclosure controls and procedures to ensure that material information related to Bankshares is available to or made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, Bankshares’ management, including the Chief Executive Officer and the Chief Financial Officer, concluded that Bankshares’ disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

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

Changes in Internal Controls

Bankshares’ management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of its assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended March 31, 2004, in the course of the audit of Bankshares’ financial statements for 2003, Bankshares’ independent auditors identified several deficiencies in the Company’s internal controls, including the need for greater segregation of certain duties among personnel and the need for additional employees in certain business units to improve the timelines of financial reporting. Bankshares has taken corrective action, and will continue to do so as appropriate, to rectify these identified deficiencies or weaknesses, including the hiring of additional personnel to enhance the segregation of duties, to improve the timelines of financial reporting and to review and safeguard item input entries. Other than as noted, during Bankshares’ most recent fiscal quarter, there were no changes in Bankshares’ internal control over financial reporting or control of assets that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting or control of assets.

PART II OTHER INFORMATION

   Item 1. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.

     As previously reported in our Form 10-QSB for the quarter ended March 31, 2004, our subsidiary Alliance Bank was a defendant in an action brought by First American Title Insurance Company in the Circuit Court of Fairfax County, Virginia, for an amount of up to $975,000. The allegations were that Alliance Bank had a duty to inform First American of certain transactions executed in accounts maintained by a third party at Alliance Bank. We defended the action and the lawsuit was resolved recently by agreement of all parties. The details of the settlement are confidential but did not involve any assignment of liability on the part of Alliance Bank.

  Item 2. Changes in Securities, Use of Proceeds and Small Business Issuer Purchases of Equity Securities

     None.

   Item 3. Defaults Upon Senior Securities

     None.

   Item 4. Submission of Matters to a Vote of Security Holders

     Bankshares held its Annual Meeting of Shareholders on June 10, 2004. A quorum of shareholders was present, consisting of a total of 4,743,424 shares, represented in person or by proxy. At the Annual Meeting, the shareholders elected Class B directors Thomas P. Danaher, William M. Drohan, and George S. Webb to three-year terms. The shareholders also ratified the appointment of Yount, Hyde & Barbour, P.C. as independent public accountants of Bankshares for the year ending December 31, 2004.

1.	Election of three Class B directors of Alliance Bankshares.

	For	Withheld
Thomas P. Danaher	3,735,471	25,360
William M. Drohan	3,674,988	85,843
George S. Webb	3,106,308	654,523

     Class C directors continuing to serve until the 2005 Annual Meeting are: Lawrence N. Grant, Serina Moy and Thomas A. Young, Jr.

     Class A directors continuing to serve until the 2006 Annual Meeting are: Harvey E. Johnson, Jr. and Robert G. Weyers.

2.	Ratification of the designation of Yount, Hyde & Barbour, P.C. as Bankshares’ independent public accountants for the year ending December 31, 2004.

For	Against	Abstain	Broker Non-Vote
3,754,606	4,050	2,175	0

No other matters were voted on during the 2004 Annual Meeting.

   Item 5. Other Information

     None.

   Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed August 21, 2002).

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 filed August 21, 2002).

     Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(ii) of Regulation S-B.

10.1	Lease agreement between Alliance Bank and The Shops at Fair Lakes, L.P. (Main Office, 12735 Shops Lane, Fairfax, Virginia) dated as of September 15, 1997, as amended through July 10, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed November 14, 2002).

10.2	Deed of Ground Lease between Alliance Bank and the City of Manassas Park, Virginia (Manassas Park Office, 9150 Manassas

Drive, Manassas Park, Virginia) dated as of June 5, 2001 (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed November 14, 2002).

10.3	Lease agreement between Alliance Bank and Ron Henry Associates (Trailer for Manassas Park Branch) dated as of July 12, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-QSB filed November 14, 2002).

10.4	Lease agreement between Alliance Home Funding, LLC and Arnell Corporation (Mortgage Company Office, 10400 Eaton Place, Fairfax, Virginia) dated as of May 8, 2001 (incorporated by reference to Exhibit 10.4 to Form 10-QSB filed November 14, 2002).

10.5	Deed of Lease by and between Plaza America Office Development II, LLC and Alliance Bank Corporation (Reston Office, 11730 Plaza America Drive, Reston, Virginia) dated as of January 22, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-QSB filed November 14, 2002).

10.7	Sublease Agreement between Alliance Bank Corporation and Hamilton Resources Corporation (Corporate Headquarters, 14280 Park Meadow Drive, Chantilly, Virginia) dated as of October 15, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed April 10, 2003).

10.8	Deed of Lease by and between Alliance Home Funding, LLC and West Street Development, LLC (Manassas Mortgage Company Office, 9200 Church Street, Manassas, Virginia) dated as of November 15, 2002 (incorporated by reference to Exhibit 10.8 to Form 10-KSB filed April 10, 2003).

10.9	Deed of Lease between Alliance Bank and Ballston 4501, LLC (Arlington Office, 4501 North Fairfax Drive, Arlington, Virginia) dated January 17, 2003 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed May 15, 2003).

10.10	Deed of Lease between 8221 Old Courthouse Road, L.C. and Alliance Bank Corporation (Tysons Corner Office, 8221 Old Courthouse Road, Vienna, Virginia) dated as of July 30, 2003 (incorporated by reference to Exhibit 10.10 to Form 10-QSB filed November 14, 2003).

10.29*	Alliance Bankshares Corporation Stock Option Plan, as restated April 1, 2003 (incorporated by reference to Exhibit 99 to registration statement on Form S-8 (Registration No. 333-106264) filed June 19, 2003).

10.30*	Employment agreement between Alliance Bank and Thomas A. Young, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-QSB filed May 15, 2003).

10.31*	Employment agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-QSB filed May 15, 2003).

10.32*	Employment agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2003 (incorporated by reference to Exhibit 10.32 to Form 10-QSB filed May 15, 2003).

10.33*	Employment agreement between Alliance Bank and Robert H. Turley dated March 1, 2003 (incorporated by reference to Exhibit 10.33 to Form 10-QSB filed May 15, 2003).

10.34*	Employment agreement between Alliance Bank and Frank H. Grace, III dated January 13, 2004, as amended on February 27, 2004 (incorporated by reference to Exhibit 10.34 to Form 10-KSB filed April 1, 2004).

10.35	Lease agreement between Alliance Home Funding, LLC and The Chevy Chase Land Company (Mortgage Company Office, 1840 Michael Faraday Drive, Reston, Virginia) dated January 9, 2004 (incorporated by reference to Exhibit 10.35 to Form 10-KSB filed May 17, 2004).

21	Subsidiaries of the Registrant.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

     On May 3, 2004, Alliance Bankshares filed a Current Report on Form 8-K relating to its press release announcing first quarter 2004 earnings.

* Management Contracts

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION
(Registrant)

August 16, 2004	/s/ Thomas A. Young, Jr.
Date	Thomas A. Young, Jr. President & CEO (principal executive officer)

August 16, 2004 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr. Executive Vice President & CFO, Corporate Secretary (principal financial and accounting officer)