Form 10QSB
period 2004-09-30
ALLIANCE BANKSHARES CORP
filed 2004-11-15
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from       to

Commission file number: 000-49976

ALLIANCE BANKSHARES CORPORATION

(Exact name of small business issuer as specified in its charter)

VIRGINIA	46-0488111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of common stock outstanding as of November 12, 2004 was 4,788,849.

Transitional Small Business Disclosure Format: Yes    ☐    No    ☒

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
September 30, 2004, December 31, 2003 and September 30, 2003
(Dollars in thousands)

	September	December	September
	30,	31,	30,
	2004	2003	2003
	(unaudited)	(audited)	(unaudited)
ASSETS
Cash and due from banks	$25,866	$11,321	$21,455
Federal funds sold	75,825	32,709	28,153
Investment securities available-for-sale, at fair value	210,743	174,999	180,181
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	32,017	13,033	26,478
Loans, net of discount	175,461	118,762	107,959
less: allowance for loan losses	(1,926)	(1,444)	(1,369)

Loans, net	173,535	117,318	106,590
Premises and equipment, net	2,265	1,764	1,582
Accrued interest and other assets	4,725	5,494	4,483

TOTAL ASSETS	$525,076	$356,738	$369,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$174,678	$88,874	$123,688
Savings and NOW deposits	35,376	24,594	19,521
Money market deposits	23,951	17,278	19,043
Other time deposits	164,658	145,993	120,813

Total deposits	398,663	276,739	283,065
Repurchase agreements, other borrowed funds	48,580	35,251	41,384
Federal Home Loan Bank Advances	20,000	13,000	13,000
Trust Preferred Capital Notes	10,000	10,000	10,000
Other liabilities	1,339	2,393	2,008
Commitments and contingent liabilities	—	—	—

Total liabilities	478,582	337,383	349,457
STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized; 4,784,980, 3,241,491 and 3,236,803 shares issued and outstanding at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.	19,140	12,966	12,947
Capital surplus	19,702	1,745	1,570
Retained earnings	8,545	6,393	5,891
Accumulated other comprehensive loss, net:
Net unrealized loss on available-for-sale securities	(893)	(1,749)	(843)

Total stockholders’ equity	46,494	19,355	19,565

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$525,076	$356,738	$369,022

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2004 and 2003
(Dollars in thousands, except for per share data)

	2004	2003
INTEREST INCOME:
Loans	$2,834	$2,002
Investment securities	2,112	1,810
Federal funds sold	113	68

Total interest income	5,059	3,880
INTEREST EXPENSE:
Savings and NOW deposits	69	51
Other time deposits	1,151	833
Money market deposits	84	76
Borrowings	465	448

Total interest expense	1,769	1,408

Net interest income	3,290	2,472
Provision for loan losses	302	99

Net interest income after provision for loan losses	2,988	2,373
OTHER INCOME:
Deposit account service charges	63	43
Gain on loan sales	1,549	1,860
Gains on sale of available-for-sale securities	36	268
Gains on trading activities	20	—
Other operating income	53	67

Total other income	1,721	2,238

OTHER EXPENSES:
Salaries and employee benefits	2,004	1,914
Occupancy expense	315	262
Equipment expense	193	161
Operating expenses	1,014	684

Total other expenses	3,526	3,021

INCOME BEFORE INCOME TAXES	1,183	1,590
Income tax expense	332	436

NET INCOME	$851	$1,154

Net income per common share, basic	$0.18	$0.36

Net income per common share, diluted	$0.17	$0.33

Weighted average number of shares, basic	4,776,777	3,223,388

Weighted average number of shares, diluted	5,096,208	3,546,589

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2004 and 2003
(Dollars in thousands, except for per share data)

	2004	2003
INTEREST INCOME:
Loans	$6,914	$5,692
Investment securities	6,137	4,903
Federal funds sold	327	213

Total interest income	13,378	10,808
INTEREST EXPENSE:
Savings and NOW deposits	192	160
Other time deposits	3,198	2,249
Money market deposits	223	237
Borrowings	1,271	1,229

Total interest expense	4,884	3,875

Net interest income	8,494	6,933
Provision for loan losses	522	310

Net interest income after provision for loan losses	7,972	6,623
OTHER INCOME:
Deposit account service charges	150	127
Gain on loan sales	4,226	4,946
Gains on sale of available-for-sale securities	331	1,796
Gains on trading activities	51	213
Other operating income	172	108

Total other income	4,930	7,190

OTHER EXPENSES:
Salaries and employee benefits	5,684	5,068
Occupancy expense	929	685
Equipment expense	525	435
Operating expenses	2,908	2,645

Total other expenses	10,046	8,833

INCOME BEFORE INCOME TAXES	2,856	4,980
Income tax expense	704	1,493

NET INCOME	$2,152	$3,487

Net income per common share, basic	$0.48	$1.09

Net income per common share, diluted	$0.45	$1.01

Weighted average number of shares, basic	4,464,989	3,197,955

Weighted average number of shares, diluted	4,818,786	3,468,442

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2004 and 2003
(Dollars in thousands, except for per share data)

				Accumulated		Total
				Other		stock-
	Common	Capital	Retained	comprehensive	Comprehensive	holders’
	Stock	Surplus	Earnings	income (loss)	income (loss)	equity
BALANCE, DECEMBER 31, 2002	$8,460	$5,770	$2,404	$934		$17,568
COMPREHENSIVE INCOME:
Net income	—	—	3,487	—	$3,487	3,487
Other comprehensive income (loss), net of tax:
unrealized holding losses on securities available-for-sale, net of tax of $232	—	—	—	—	(451)	—
Less: reclassification adjustment, net income taxes of $683	—	—	—	—	(1,326)	—

Other comprehensive income (loss), net of tax	—	—	—	(1,777)	(1,777)	(1,777)

Total comprehensive income	—	—	—	—	$1,710	—

Stock dividend in the form of a three-for-two stock split	4,316	(4,316)	—	—		—
Exercise of stock options	171	116	—	—		287

BALANCE, SEPTEMBER 30, 2003	$12,947	$1,570	$5,891	$(843)		$19,565

BALANCE, DECEMBER 31, 2003	$12,966	$1,745	$6,393	$(1,749)		$19,355
COMPREHENSIVE INCOME:
Net income	—	—	2,152	—	$2,152	2,152
Other comprehensive income, net of tax:
unrealized holding gains on securities available-for-sale, net of tax of $571	—	—	—	—	1,108	—
Less: reclassification adjustment, net income taxes of $130	—	—	—	—	(252)	—

Other comprehensive income, net of tax	—	—	—	856	856	856

Total comprehensive income	—	—	—	—	$3,008	—

Exercise of stock options	248	156	—	—		404
Issuance of 1,481,470 shares of common stock	5,926	17,801	—	—		23,727

BALANCE, SEPTEMBER 30, 2004	$19,140	$19,702	$8,545	$(893)		$46,494

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2004 and 2003
(Dollars in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,152	$3,487
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	933	764
Provision for loan losses	522	310
Origination of loans held for sale	(187,002)	(188,640)
Proceeds from sale of loans held for sale	172,244	204,242
Gain on loan sales	(4,226)	(4,946)
Gain on sale of securities available-for-sale and trading	(382)	(2,009)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(287)	494
Other liabilities	(439)	(101)

Net cash provided by (used in) operating activities	(16,485)	13,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(43,116)	(18,026)
Purchase of securities available-for-sale	(152,245)	(205,426)
Proceeds from sale of securities available-for-sale	87,038	87,797
Proceeds from calls and maturities of securities available-for-sale	12,072	43,500
Purchase of trading securities	(6,584)	(17,158)
Proceeds from sale of trading securities	6,636	17,371
Paydowns on securities available-for-sale	18,560	21,639
Net increase in loans	(56,739)	(25,170)
Purchase of premises and equipment	(976)	(676)

Net cash (used in) investing activities	(135,354)	(96,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from:
Non-interest bearing deposits	85,804	14,997
Savings and NOW deposits	10,782	(244)
Money market deposits	6,673	1,702
Other time deposits	18,665	50,644
Repurchase agreements, federal funds purchased and other borrowings	13,329	6,902
FHLB Advances	7,000	2,500
Trust Preferred Capital Notes	—	10,000
Proceeds from exercise of stock options	404	287
Proceeds from issuance of common stock	23,727	—

Net cash provided by financing activities	166,384	86,788

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,545	4,240
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,321	17,215

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,866	$21,455

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

1. General

     On August 16, 2002, pursuant to an Agreement and Plan of Reorganization dated May 22, 2002 between Alliance Bankshares Corporation (“Bankshares”) and Alliance Bank Corporation (the “Bank”), and approved by the shareholders of the Bank at an annual meeting held on July 30, 2002, the shareholders of the Bank exchanged their common stock for common stock of Bankshares. On the same date, the reorganization was completed and the Bank became a wholly owned subsidiary of Bankshares. The shares of common stock of the Registrant issued in connection with the reorganization were exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3(a)(12) of the Act. The Bank is headquartered in Fairfax County, Virginia where it also operates its main office. During the period July 24, 1996, the date of incorporation, to June 25, 1998, the date the Bank received its charter from the State of Virginia, the Bank devoted its efforts to activities necessary to commence operations as a bank. The Bank commenced regular operations on November 16, 1998 and is supervised by the Board of Governors of the Federal Reserve System and the Virginia Bureau of Financial Institutions. The period from June 25, 1996 to November 15, 1998 is referred to herein as the development stage. During the development stage, the Bank’s activities included among other things, raising capital, obtaining a bank charter, arranging the Bank’s facilities, and developing the Bank’s clientele. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in Northern Virginia.

     In March 2001, the Bank formed Alliance Home Funding, LLC (“AHF”). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originates residential mortgages for subsequent sale. AHF does not maintain the servicing rights on mortgages sold.

     On June 26, 2003, Alliance Virginia Capital Trust I, a Delaware statutory trust and a subsidiary of Bankshares, was formed for the purpose of issuing trust preferred capital securities with the proceeds to be utilized by Bankshares.

     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of September 30, 2004, December 31, 2003 and September 30, 2003, the results of operations for the three month and nine month periods ended September 30, 2004 and 2003, and cash flows for the nine month periods ended September 30, 2004 and 2003. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ 2003 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     Operating results for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of full year financial results.

     At September 30, 2004 and 2003, Bankshares has one stock-based compensation plan. Bankshares accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2004 and 2003 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands except per share amounts)
Net income, as reported	$851	$1,154	$2,152	$3,487
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(96)	(1)	(301)	(37)
Pro forma net income	$756	$1,153	$1,851	$3,450
Basic earnings per share:
As reported	$0.18	$0.36	$0.48	$1.09
Pro forma	$0.16	$0.36	$0.42	$1.08
Diluted earning per share:
As reported	$0.17	$0.33	$0.45	$1.01
Pro Forma	$0.15	$0.33	$0.38	$0.99

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, and 2003, respectively: price volatility of 25.73% and 32.64%, risk-free interest rates of 3.22% and 4.05%, dividend rate of 0.00% and expected lives up to 10 years.

2. Investment Securities

     The following table sets forth a summary of the investment securities portfolio as of the periods indicated:

	September 30,		December 31,
	2004	2003	2003
	(Dollars in thousands)
Available For Sale Securities
US Government Agency Securities	$57,711	$95,338	$91,078
US Government Agency and Other CMOs	59,458	2,433	3,267
US Government Agency MBS	64,398	37,851	38,000
Municipal Securities	27,065	40,826	40,921
Restricted stocks:
Community Bankers Bank	55	55	55
Federal Reserve Bank	1,056	428	428
Federal Home Loan Bank	1,000	3,250	1,250

Total Available For Sale Securities	$210,743	$180,181	$174,999

Held To Maturity Securities
Certificate of Deposit	$100	$100	$100

Total Held To Maturity Securities	$100	$100	$100

Total Investment Securities *	$210,843	$180,281	$175,099

*AFS investments at market value; HTM investments at cost basis.

     As of September 30, 2004, 84 investment securities have an unrealized loss totaling $(1.8) million. They are comprised of the following: 27 U.S. Government Agency Securities, 17 U.S. Government Agency and Other CMOs, 6 U.S. Government Agency MBS, and 34 Municipal Securities. This compares to a total of 102 investment securities that had an unrealized loss as of December 31, 2003: 40 U.S. Government Agency Securities, 1 U.S. Government Agency CMO, 10 U.S. Government Agency MBS and 51 Municipal Securities. The investment securities are obligations of entities that are excellent credit risks. The temporary impairment noted is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. A total of 51 instruments as of September 30, 2004 and 102 instruments as of December 31, 2003 bearing an unrealized loss have been in that position for a period of less than twelve months.

3. Loans

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	September 30,				December 31,
	2004		2003		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
			(Dollars in thousands)
Commercial	$33,915	19.3%	$26,891	24.9%	$29,300	24.7%
Commercial real estate	62,005	35.3%	35,120	32.5%	37,444	31.5%
Real estate construction	24,890	14.2%	9,212	8.5%	11,264	9.5%
Residential real estate	50,166	28.6%	33,944	31.5%	37,281	31.4%
Consumer	4,085	2.3%	2,663	2.5%	3,190	2.7%
Agricultural	279	0.2%	—	0.0%	283	0.2%
Other	121	0.1%	129	0.1%	—	0.0%
Less: unearned discount & fees	—	0.0%	—	0.0%	—	0.0%

Total loans	$175,461	100.0%	$107,959	100.0%	$118,762	100.0%

4. Allowance For Loan Losses

     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Nine Months	Nine Months	Year
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2004	2003	2003
	(Dollars in thousands)
Balance, beginning of period	$1,444	$1,066	$1,066
Provision for loan losses	522	310	396
Loans charged off	(40)	(10)	(44)
Recoveries of loans Charged off	—	3	26

Net charge offs	(40)	(7)	(18)

Balance, end of period	$1,926	$1,369	$1,444

5. Trust Preferred Capital Notes

     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15%, subject to quarterly interest rate adjustments. The interest rate was 5.03% on September 30, 2004, and 4.32% on December 31, 2003.

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

     The commercial bank segment provides the mortgage segment with the short term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over its cost to borrow funds. These transactions are eliminated in the consolidation process.

     The following table presents segment information for the nine months ended September 30, 2004 and 2003:

	2004
	(dollars in thousands)
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$13,365	$1,050	$(1,037)	$13,378
Gain on sale of loans	—	4,226	—	4,226
Other	670	34	—	704

Total operating income	14,035	5,310	(1,037)	18,308

Expenses:
Interest expense	4,884	1,037	(1,037)	4,884
Provision for loan loss	522	—	—	522
Salaries and employee benefits	2,448	3,236	—	5,684
Other	3,573	790	—	4,363

Total operating expenses	11,427	5,063	(1,037)	15,453

Income before income taxes	$2,608	$247	$—	$2,855

Total assets	$524,043	$38,287	$(37,254)	$525,076

Capital expenditures	$743	$233	$—	$976

	2003
	(dollars in thousands)
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$10,917	$1,371	$(1,480)	$10,808
Gain on sale of loans	—	4,946	—	4,946
Other	2,244	—	—	2,244

Total operating income	13,161	6,317	(1,480)	17,998

Expenses:
Interest expense	3,875	1,480	(1,480)	3,875
Provision for loan losses	310	—	—	310
Salaries and employee benefits	2,202	2,866	—	5,068
Other	3,010	755	—	3,765

Total operating expenses	9,397	5,101	(1,480)	13,018

Income before income taxes	$3,764	$1,216	$—	$4,980

Total assets	$367,597	$32,844	$(31,419)	$369,022

Capital expenditures	$534	$142	$—	$676

7. Earnings Per Share

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Weighted average number of shares for all periods reported has been restated giving effect to the common stock dividend distributed on September 29, 2003. Potential dilutive common stock had no effect on income available to common shareholders. Stock options for 151,050 shares were excluded from the September 30, 2004 quarterly calculation because their effects were anti-dilutive.

Three Months Ended September 30,

	2004		2003
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,776,777	$0.18	3,223,388	$0.36

Effect of dilutive securities, stock options	319,431		323,201

Diluted earnings per share	5,096,208	$0.17	3,546,589	$0.33

Net Income utilized in the earnings per share calculations above:	$851,000		$1,154,000

Nine Months Ended September 30,

	2004		2003
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,464,989	$0.48	3,197,955	$1.09

Effect of dilutive securities, stock options	353,797		270,487

Diluted earnings per share	4,818,786	$0.45	3,468,442	$1.01

Net Income utilized in the earnings per share calculations above:	$2,152,000		$3,487,000

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

     Our allowance for loan losses has two basic components: the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, a specific reserve is established based on Bankshares’ calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, Bankshares does not separately identify individual consumer and residential loans for impairment testing unless loans become 30 days or more past due.

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

Overview

     For the three month period ending September 30, 2004, net income amounted to $851 thousand compared to $1.2 million for the same period in the prior year. In the third quarter of 2004, security and trading gains were $212 thousand less than the same period in 2003. The basic earnings per share were $.18 in the three months ending September 30, 2004 compared to the prior year earnings of $.36 per common share. The diluted earnings per share were $.17 in the three months ending September 30, 2004 compared to the prior year diluted earnings of $.33 per common share. Weighted average diluted shares outstanding were 5,096,208 in the three months ending September 30, 2004 compared to the prior year weighted average diluted shares outstanding of 3,546,589. In addition, the September 30, 2004 shares outstanding reflect the February 2004 stock issuance of 1,481,470 shares.

     For the nine month period ending September 30, 2004, net income amounted to $2.2 million compared to $3.5 million for the same period in the prior year. In the nine month period ended September 30, 2004, security and trading gains were $1.6 million less than the same period in 2003. The basic earnings per share were $.48 in the nine months ending September 30, 2004 compared to the prior year earnings of $1.09 per common share. The diluted earnings per share were $.45 in the nine months ending September 30, 2004 compared to the prior year diluted earnings of $1.01 per common share. This reflects the impact of the decrease in after tax gains from the sale of securities by $.39 per share. In addition, the September 30, 2004 shares outstanding reflect the February 2004 stock issuance of 1,481,470 shares.

     Return on average equity on an annualized basis during the three months ended September 30, 2004 was 7.78% compared to 24.50% for the same period in 2003. Return on average assets on an annualized basis for the three months ended September 30, 2004 was .74% compared to 1.18% for the same period of 2003. Both average assets and average equity for the third quarter of 2004 include the benefit of the new capital raised in February 2004. This added equity averaged $23.7 million for the third quarter, and until we leverage out the rest of our asset base, the returns will remain lower.

     Return on average equity on an annualized basis during the nine months ended September 30, 2004 was 7.45% compared to 24.74% for the same period in 2003. Return on average assets on an annualized basis for the nine months ended September 30, 2004 was .68% compared to 1.39% for the same period of 2003. Both average assets and average equity for the first nine months of 2004 include the benefit of the new capital raised in February 2004. This added equity averaged $19.2 million for the first nine months of 2004, and until we leverage out the rest of our asset base, the returns will remain lower.

     Total assets amounted to $525.1 million as of September 30, 2004, a $168.3 million increase over the December 31, 2003 level of $356.7 million. This increase is primarily attributable to the growth in non-interest bearing deposits, up $85.8 million over the December 31, 2003 level of $88.9 million.

     As of September 30, 2004, total loans grew to $175.5 million compared to $118.8 million as of December 31, 2003, an increase of 47.7%. This growth reflects the addition of new loan officers and continued focus on loan growth.

     As of September 30, 2004, loans held for sale were $32.0 million compared to $13.0 million at December 31, 2003, and $26.5 million at September 30, 2003. The amount of loans originated were $187.0 million for the nine months ended September 30, 2004 and $188.6 million for the nine months ended September 30, 2003. Proceeds from the sale of loans held for sale were $172.2 million and $204.2 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

     The allowance for loan losses was $1.9 million as of September 30, 2004 or 1.10% of loans outstanding compared to $1.4 million as of December 31, 2003 or 1.22% of outstanding loans. (The ratios exclude loans held for sale.) As noted earlier under the “Critical Accounting Policies,” peer analysis and industry trends are used as additional tools to evaluate the adequacy of the allowance for loan losses given the lack of historical charge-offs.

     Total deposits amounted to $398.7 million as of September 30, 2004, which represents a 44.1% increase from $276.7 million total deposits as of December 31, 2003. Included in this growth are non-interest bearing deposits, which increased by 96.5% in 2004 to $174.7 million, up $85.8 million above the December 31, 2003 level of $88.9 million.

     Total stockholders’ equity was $46.5 million as of September 30, 2004 compared to the December 31, 2003 level of $19.4 million. Book value per common share was $9.72 as of September 30, 2004 compared to $5.97 as of December 31, 2003. The net unrealized loss on available-for-sale securities amounted to $(893) thousand, net of tax as of September 30, 2004 compared to a net unrealized loss on available-for-sale securities of $(1.7) million, net of tax as of December 31, 2003. The volatility in the treasury market has a corresponding impact on our overall mark to market adjustment. Also, in late February 2004, approximately $25.2 million in gross capital was raised when Bankshares completed a secondary stock offering for 1,481,470 shares of common stock. Costs associated with the offering were $1.4 million, resulting in $23.7 million net offering proceeds.

     Net interest margin was 3.15% for the three months ended September 30, 2004 compared to 2.97% for the three months ended September 30, 2003.

     Net interest margin was 3.01% for the nine months ended September 30, 2004 compared to 3.17% for the nine months ended September 30, 2003. The decline in the net interest margin is directly attributable to the significant increase in investment security balances.

     Management is not aware of any current recommendations by any regulatory authorities, which, if implemented, would have a material effect on Bankshares’ liquidity, capital resources or results of operations.

Results of Operations

     Net Interest Income. Net interest income for the three months ended September 30, 2004 was $3.3 million compared to $2.5 million for the same period in 2003. This represents an increase of 33.1% over the net interest income earned in the same period in 2003. The growth in net interest income is directly attributable to the significant asset growth that has occurred. On a fully taxable equivalent basis, the municipal securities contributed $140 thousand of tax equivalent interest income, bringing total net interest income on a tax equivalent basis to $3.4 million for the third quarter compared to $2.7 million for the same period in 2003.

     Net interest income for the nine months ended September 30, 2004 was $8.5 million compared to $6.9 million for the same period in 2003. This represents an increase of 22.5% over the net interest income earned in the same period in 2003. The municipal securities contributed $480 thousand of tax equivalent interest income, bringing total net interest income on a tax equivalent basis to $8.9 million for the nine months ended September 30, 2004 compared to $7.4 million for the same period in 2003.

     Average loan balances (including loans held for sale) were $190.7 million for the three months ended September 30, 2004 compared to $141.1 million for the same period in 2003. The related interest income from loans was $2.8 million in 2004 compared to $2.0 million in 2003. The average yield on loans increased from 5.63% in 2003 to 5.91% in 2004. In addition to normal loan pricing strategy changes, the increase reflects the benefits of the rise in the prime rate. The rate increased after three successive FOMC meetings (June 30, 2004, August 10, 2004, and September 21, 2004). The cumulative benefit was a 75 basis point increase in prime rate on adjustable rate loans.

     Average loan balances (including loans held for sale) were $160.0 million for the nine months ended September 30, 2004 compared to $129.8 million for the same period in 2003. The related interest income from loans was $6.9 million in 2004 compared to $5.7 million in 2003. The average yield on loans decreased from 5.87% in 2003 to 5.77% in 2004.

     The investment securities income of $2.2 million (on a fully taxable equivalent basis) brought the interest income level to $5.2 million for the three months ended September 30, 2004. This represents an increase of $1.1 million over the 2003 level of $4.1 million. The third quarter tax equivalent yield on investment securities was 4.41% in 2004, which is 13 basis points lower than the 2003 level of 4.54%.

     The investment securities income of $6.5 million (on a fully taxable equivalent basis) brought the interest income level to $13.8 million for the nine months ended September 30, 2004. This represents an increase of $2.5 million over the 2003 level of $11.3 million. The tax equivalent yield on investment securities for the nine month periods ended September 30, 2004 and 2003 was 4.50% and 4.77%, respectively.

     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $113 thousand to interest income in the three month period ended September 30, 2004 compared to $68 thousand for the same period in 2003.

     For the nine month period ended September 30, 2004, federal funds sold contributed $327 thousand compared to $213 thousand for the same period in 2003.

     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $290.2 million in three months ended September 30, 2004, which was $46.4 million greater than the 2003 level of $243.8 million.

     On a year to date basis, average interest-bearing funding sources (deposit and purchased funds) grew to $273.0 million in 2004, which was $56.5 million greater than the 2003 level of $216.5 million.

     Interest expense for all interest-bearing liabilities amounted to $1.8 million in the third quarter of 2004, which was $361 thousand greater than the 2003 level of $1.4 million. Cost of interest bearing liabilities for the third quarter 2004 was 2.43 % or 14 basis points higher than the 2003 level of 2.29%.

     Interest expense for all interest-bearing liabilities amounted to $4.9 million in the first nine months of 2004, which was $1.0 million greater than the 2003 level of $3.9 million. Cost of interest bearing liabilities for the first nine months of 2004 and 2003 was 2.39%.

     Non-interest Income. Non-interest income amounted to $1.7 million during the three months ended September 30, 2004, a decrease of $517 thousand over the 2003 level of $2.2 million. The primary source of non-interest income is gains on the sale of residential mortgage loans. Bankshares generated $1.5 million from the sale of mortgage loans for the third quarter of 2004, and $1.9 million in 2003.

     Another source of non-interest income is net gains on the sale of investment securities. Bankshares generated net gains on the sale of investment securities of $36 thousand in the third quarter of 2004 compared to the net gains of $268 thousand in the third quarter of 2003.

     Non-interest income amounted to $4.9 million during the nine months ended September 30, 2004, a decrease of $2.3 million over the 2003 level of $7.2 million. Bankshares earned $4.2 million on the sale of mortgage loans in the first nine months of 2004 compared to $4.9 million in 2003. The mortgage banking activity and performance has a correlation to interest rates. As interest rates rise home buyers may elect to finance homes with adjustable mortgage products or if rates rise significantly defer a home purchase. The volatility in interest rates could result in slower mortgage production or lower levels of mortgage banking income.

     Bankshares earned $331 thousand on the sale of investment securities in the first nine months of 2004, compared to $1.8 million for the first nine months of 2003. During 2003, we reallocated our investment portfolio to manage the high levels of actual and projected prepayments on collateralized mortgage obligations and mortgage backed securities. In addition to managing the mortgage related investments, a variety of agency and municipal securities were sold. The repositioning of the portfolio generated a larger level of securities gains in 2003 than we routinely experience in the ordinary course of business. We have separately disclosed net gains from securities held for a short period of time for the pair off of certain mortgage backed securities transactions. The net gain on trading activities amounted to $51 thousand for the nine months ended September 30, 2004, compared to $213 thousand for the nine months ended September 30, 2003. As interest rates rise future investment portfolio rebalancing could result in a net loss on the sale of investment securities.

     Non-interest Expense. Non-interest expense in the three months ended September 30, 2004 amounted to $3.5 million compared to the 2003 level of $3.0 million. Salary and benefits expense for the three months ended September 30, 2004 was $2.0 million, or $90 thousand higher than the September 30, 2003 level of $1.9 million. The increase is related to the addition of personnel in the bank operations department due to expansions of business, as well as commissions and incentives paid on mortgage banking production. Occupancy and furniture and equipment costs for the three months ended

September 30, 2004 were up $85 thousand over the 2003 level of $423 thousand. This increase is due to Bankshares’ new locations in Ballston and Tyson’s Corner that were opened in late 2003 and not reflected in the third quarter 2003 expenses. Also, AHF opened a new mortgage banking office in Reston in February of 2004. Other operating expenses amounted to $1.0 million for the three months ended September 30, 2004, compared to $684 thousand in 2003. Other operating expenses increased during the quarter due to increased marketing efforts, absorption of branch operating costs and professional fees.

     Non-interest expense in the nine months ended September 30, 2004 amounted to $10.0 million compared to the 2003 level of $8.8 million. Salary and benefits expense for the nine months ended September 30, 2004 was $5.7 million compared to $5.1 million for the same period in 2003. The increase is related to the addition of personnel in the bank operations department due to expansions of business, as well as commissions and incentives paid on mortgage banking production. Occupancy and furniture and equipment costs were up $334 thousand over the 2003 level of $1.1 million. This increase is due to Bankshares’ new locations in Ballston and Tyson’s Corner that were opened in late 2003 and not reflected in the first quarter 2003 expenses. Other operating expenses amounted to $2.9 million in the first nine months ended September 30, 2004 compared to $2.6 million in 2003. Other operating expenses increased due to increased marketing efforts, absorption of branch operating costs and professional fees.

     Alliance Home Funding. The mortgage banking unit has experienced lower loan originations in 2004 than in 2003, and the 2004 loan originations were lower than budgeted expectations. Key factors contributing to the lower production levels are the lower volume of refinance transactions related to last year and mortgage loan officer staffing. During the third quarter of 2004, we lost several mortgage loan officers. We have taken steps to enhance our loan officer recruiting and retention efforts. In early October 2004, we successfully recruited a team of experienced mortgage loan officers and expect significant contributions from this team in 2005. As we transition through these staffing issues, we expect marginal contributions from AHF in the remainder of 2004 and we have positioned the unit for more substantial contributions in 2005.

     Income Taxes. We recorded $332 thousand in income tax expense in the third quarter of 2004 compared to $436 thousand in 2003. Bankshares’ effective tax rate was 28.1% for the quarter ended September 30, 2004 compared to 27.4% for the third quarter of 2003. During the first nine months of 2004, the income tax expense recorded was $704 thousand compared to $1.5 million in 2003. Bankshares’ effective tax rate was 24.6% for the first nine months of 2004 compared to 30.0% for nine months ended 2003. The effective tax rate is lower than the statutory rate of 34% primarily due to the benefits of our municipal bond portfolio.

Analysis of Financial Condition

     Investment Securities. Investment securities available for sale amounted to $210.7 million as of September 30, 2004, a $35.7 million increase over the December 31, 2003 level of $175.0 million. A single investment of $100 thousand was classified as held to maturity for all periods reported.

     Bankshares generally classifies investment securities as available-for-sale under the classifications required under SFAS No.115. The portfolio is used to manage excess liquidity and general liquidity needs as well as other rebalancing needs as required by the overall asset/liability position.

     The investment portfolio as of September 30, 2004 contained callable US Agency securities, US Agency Collateralized Mortgage Obligations and Private Label Collateralized Mortgage Obligations (“CMOs”), US Agency Mortgage Backed Securities, State and Municipal Bonds, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, callable agency securities may be called by the issuer prior to the contractual maturity.

     Traditionally, Bankshares’ investment strategy has been to purchase investments that provide stable cashflows, “locked out” fixed rate investments, municipal securities and callable securities while maintaining a base case portfolio duration in the 5 to 7 year range. In 2004, we have purchased investment securities with the business objective of providing more cashflow and a shorter duration in the base case scenarios. The most recent study (September 2004) indicates a base case portfolio duration of 3.0 years. The prior study (May 2004) indicated a base case portfolio duration of 4.5 years. Our current investment portfolio mix has very similar duration characteristics to a 5 year Treasury in a rising rate environment. Upon an immediate interest rate shock of 100 basis points portfolio extends to 4.5 years in duration. Consistent with our investment and ALCO strategies, the investment portfolio duration is considered in the context of the overall balance sheet. We are continuing to add investments that have shorter durations in the base case and rising rate scenarios. In addition, the securities are used to pledge for certain borrowing transactions.

     The effects of unrealized losses on the portfolio were $(1.4) million as of September 30, 2004 or (0.6)% of the portfolio balance and $(2.7) million, or (1.5)% of the portfolio balance, as of December 31, 2003. Approximately $(1.3) million of the unrealized losses are embedded in the US Government Agency and Municipal Securities portfolios. These portfolios tend to have more price volatility due to the call and maturity structures of the individual instruments. At this time, we believe we can continue to carry these instruments for the foreseeable future. From time to time, we may sell an individual instrument at a loss consistent with our ALCO strategies and if prudent reinvestment opportunities exist or balance sheet management requires it.

     Loan Portfolio. The loan portfolio was $175.5 million as of September 30, 2004 compared to $118.8 million as of December 31, 2003. Commercial loans represent 19.3% of the loan portfolio, or $33.9 million as of September 30, 2004. Commercial real estate loans (generally owner-occupied) were $62.0 million or 35.3% of the loan portfolio as of September 30, 2004. This is an increase of $24.6 million, or 65.6% over the December 31, 2003 balance of $37.4 million. Residential real estate loans (home equity and fixed rate trusts) were $50.2 million or 28.6% of the loan portfolio as of September 30, 2004. This is an increase of $12.9 million, or 34.6% over the December 31, 2003 balance of $37.3 million. Real estate construction loans were $24.9 million or 14.2% of the loan portfolio as of September 30, 2004. This balance was more than double the December 31, 2003 balance of $11.3 million. Consumer and other loans make up the balance of the loan portfolio as of September 30, 2004. This overall increase in the loan portfolio shows Bankshares’ continued focus on growth.

     Asset Quality. The loan portfolio has experienced very few past due loans. As of September 30, 2004, Bankshares had no loans that were considered nonaccrual or past due in excess of 90 days. As of December 31, 2003, there was one loan in the amount of $20 thousand that was considered past due. The allowance for loan losses was $1.9 million as of September 30, 2004, or 1.10% of loans outstanding compared to $1.4 million as of December 31, 2003, or 1.22% of outstanding loans. (The ratios exclude loans held for sale). Although the ratio of the allowance for loan losses to total loans has declined since December 31, 2003, we believe the allowance for loan losses remains adequate for our loan portfolio. As the organization continues to mature and refine the individual loan risk ratings, we believe the allowance of $1.9 million is adequate for our loan portfolio.

     Nonperforming Assets. Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. Bankshares had no nonperforming assets as of September 30, 2004, and a single consumer loan of $20 thousand, as of December 31, 2003, which was charged off in the first quarter of 2004.

     As part of our routine credit administration process, we engage an outside consulting firm to review our loan portfolio periodically. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses.

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

     As of September 30, 2004, the principal on the watch list classified as the equivalent of “special mention” and “substandard” amounted to $528 thousand with a specific allocation of $71 thousand. In addition, $564 thousand was classified as “watch”, with a specific allocation of $46 thousand. As of December 31, 2003, we had loans from two borrowers that were recorded as “special mention” and “substandard” on our internal loan watch list. These loans amounted to $383 thousand, collectively. As of December 31, 2004, we allocated $146 thousand of our allowance for loan losses towards these specific loans.

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

     Bankshares seeks deposits within the market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. As of September 30, 2004, the deposit portfolio grew to $398.7 million, a $122.0 million increase over the December 31, 2003 level of $276.7 million. Bankshares has seen growth in several key categories over the periods compared. Demand deposits, NOW, money market and certificates of deposit have all grown in proportion to overall company growth. The effects of several key deposit gathering and branching initiatives have allowed Bankshares’ deposit and customer base to continually expand.

     From time to time, we will gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow us to fund asset growth with a minimal impact on overall sales efforts, and extend the liability maturity profile. As of September 30, 2004, we had $58.5 million in such deposits compared to $61.2 million as of December 31, 2003. The balances of the $58.5 million and the $61.2 million are made up of two types of “brokered” deposits. We had $10.0 million as of September 30, 2004 and December 31, 2003, of brokered deposits that relate to a state government program. At September 30, 2004, we had $48.5 million of brokered deposits compared to $51.3 million on December 31, 2003 that are part of a periodic marketing program by a licensed broker on our behalf. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our mortgage banking unit, Alliance Home Funding. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.

     Purchased Funds. Bankshares offers repurchase agreements (“repos”) to commercial customers and affluent individuals. The repos are offered for convenience and security to larger clients. Customer repos amounted to $48.1 million as of September 30, 2004 compared to $35.0 million as of December 31, 2003. Bankshares does not have any open repos with broker dealers.

     As of September 30, 2004 and December 31, 2003, we had a series of advances outstanding with the Federal Home Loan Bank of Atlanta that totaled $20.0 million and $13.0 million, respectively. As of September 30, 2004, $17.0 million of the advances had floating rate characteristics compared to $10.0 million at December 31, 2003. Additionally, Bankshares participates in the Note Option Treasury, Tax & Loan (“TT&L”) program with the Federal Reserve Bank. This program allows Bankshares to collect tax deposits from customers. Periodically, the Federal Reserve Bank will reduce TT&L holdings in participating banks based on the overall monetary policy in place at the time. Bankshares has consistently had a TT&L ceiling of $500 thousand with the Federal Reserve Bank.

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

     Interest Sensitivity. The cumulative positive gap position within one year was $12.6 million or 2.4% of assets as of September 30, 2004 compared to a negative gap of $31.3 million or 8.8% of total assets at December 31, 2003. The positive gap suggests that the net interest margin will increase in a market of rising interest rates as assets will reprice faster than liabilities. This measurement technique is common in the financial services industry; however, it has limitations and is not the sole tool for measuring interest rate sensitivity. A significant limitation is the use of contractual maturities for investment securities. Many investment securities in our portfolio are expected to be prepaid or called prior to contractual maturity.

     On a quarterly basis, we review our balance sheet on an “earnings credit” adjusted basis. This review of the balance sheet weights assets and liabilities that mature or reprice within one year. The assets and liabilities are weighted according to their specific correlation to movements in the prime rate. The most recent study results (August 2004) indicate an asset sensitive position.

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

     We have undertaken a project to enhance the sophistication of our current Asset Liability Management (“ALM”) processes. We have engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project is the development of a more in-depth ALM model that measures Net Interest Income (“NII”) and Economic Value of Equity (“EVE”) results on a monthly basis. After several model runs, the results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and as of the most recent model run (August 2004), we are in compliance with all policy metrics with the exception of the down 100 basis point measure for NII. We are outside of the policy metric in that particular interest rate scenario. The Board ALCO and management ALCO feel that compliance with the down 100 basis point NII metric will happen over time, and we do not plan any immediate actions for compliance at this time.

     There is no guarantee that the risk and balance sheet management strategies we employ will be effective in periods of rapid rate movements however; we believe our strategies are reasonable in the base case of our modeling efforts. We expect our enhanced models to assist us in more accurately measuring short and long term interest rate exposures. The results of the models will serve as key inputs to our investment and ALCO strategies.

     Capital. Bankshares is considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $46.5 million as of September 30, 2004 compared to $19.4 million as of December 31, 2003. The significant increase is attributed to a capital stock offering that took place in February 2004. Approximately $25.2 million in gross proceeds were generated from the sale of 1,481,470 shares of common stock at an offering price of $17.00 per share. Expenses associated with the offering were $1.3 million for broker fees and $200 thousand for legal, accounting, printing and miscellaneous fees. Bankshares is using the net proceeds from this offering to provide additional capital to the Bank to support anticipated increases in our loans and deposits as our business grows. Book value per common share was $9.72 as of September 30, 2004 compared to $5.97 as of December 31, 2003.

     Bankshares’ ability to pay cash dividends is restricted by banking regulations. Bankshares has not declared or paid cash dividends since inception. It is our general policy to retain earnings to support future organizational growth.

     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15%, subject to quarterly interest rate adjustments. The interest rate as of September 30, 2004 and December 31, 2003 was 5.03% and 4.32%, respectively.

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

Recent Accounting Pronouncements

     On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. The Company has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either the Company’s consolidated financial position or consolidated results of operations.

     Emerging Issues Task Force Issue No. (EITF) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other –than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

     On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed.

     EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed August 21, 2002).

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 filed August 21, 2002).

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(ii) of Regulation S-B.

10.1	Lease agreement between Alliance Bank and The Shops at Fair Lakes, L.P. (Main Office, 12735 Shops Lane, Fairfax, Virginia) dated as of September 15, 1997, as amended through July 10, 1998 (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed November 14, 2002).

10.2	Deed of Ground Lease between Alliance Bank and the City of Manassas Park, Virginia (Manassas Park Office, 9150 Manassas Drive, Manassas Park, Virginia) dated as of June 5, 2001 (incorporated by reference to Exhibit 10.2 to Form 10-QSB filed November 14, 2002).

10.3	Lease agreement between Alliance Bank and Ron Henry Associates (Trailer for Manassas Park Branch) dated as of July 12, 2001 (incorporated by reference to Exhibit 10.3 to Form 10-QSB filed November 14, 2002).

10.4	Lease agreement between Alliance Home Funding, LLC and Arnell Corporation (Mortgage Company Office, 10400 Eaton Place, Fairfax, Virginia) dated as of May 8, 2001 (incorporated by reference to Exhibit 10.4 to Form 10-QSB filed November 14, 2002).

10.5	Deed of Lease by and between Plaza America Office Development II, LLC and Alliance Bank Corporation (Reston Office, 11730 Plaza America Drive, Reston, Virginia) dated as of January 22, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-QSB filed November 14, 2002).

10.7	Sublease Agreement between Alliance Bank Corporation and Hamilton Resources Corporation (Corporate Headquarters, 14280 Park Meadow Drive, Chantilly, Virginia) dated as of October 15, 2002 (incorporated by reference to Exhibit 10.7 to Form 10-KSB filed April 10, 2003).

10.8	Deed of Lease by and between Alliance Home Funding, LLC and West Street Development, LLC (Manassas Mortgage Company Office, 9200 Church Street, Manassas, Virginia) dated as of November 15, 2002 (incorporated by reference to Exhibit 10.8 to Form 10-KSB filed April 10, 2003).

10.9	Deed of Lease between Alliance Bank and Ballston 4501, LLC (Arlington Office, 4501 North Fairfax Drive, Arlington, Virginia) dated January 17, 2003 (incorporated by reference to Exhibit 10.9 to Form 10-QSB filed May 15, 2003).

10.10	Deed of Lease between 8221 Old Courthouse Road, L.C. and Alliance Bank Corporation (Tysons Corner Office, 8221 Old Courthouse Road, Vienna, Virginia) dated as of July 30, 2003 (incorporated by reference to Exhibit 10.10 to Form 10-QSB filed November 14, 2003).

10.29*	Alliance Bankshares Corporation Stock Option Plan, as restated April 1, 2003 (incorporated by reference to Exhibit 99 to registration statement on Form S-8 (Registration No. 333-106264) filed June 19, 2003).

10.30*	Employment agreement between Alliance Bank and Thomas A. Young, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-QSB filed May 15, 2003).

10.31*	Employment agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-QSB filed May 15, 2003).

10.32*	Employment agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2003 (incorporated by reference to Exhibit 10.32 to Form 10-QSB filed May 15, 2003).

10.33*	Employment agreement between Alliance Bank and Robert H. Turley dated March 1, 2003 (incorporated by reference to Exhibit 10.33 to Form 10-QSB filed May 15, 2003).

10.34*	Employment agreement between Alliance Bank and Frank H. Grace, III dated January 13, 2004, as amended on February 27, 2004 (incorporated by reference to Exhibit 10.34 to Form 10-KSB filed April 1, 2004).

10.35	Lease agreement between Alliance Home Funding, LLC and The Chevy Chase Land Company (Mortgage Company Office, 1840 Michael Faraday Drive, Reston, Virginia) dated January 9, 2004 (incorporated by reference to Exhibit 10.35 to Form 10-QSB filed May 17, 2004).

21	Subsidiaries of the Registrant.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

* Management Contracts

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION
(Registrant)

November 15, 2004	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr.
President & CEO
(principal executive officer)

November 15, 2004	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President & CFO,
Corporate Secretary
(principal financial and accounting officer)