Form 10KSB
period 2004-12-31
ALLIANCE BANKSHARES CORP
filed 2005-03-31
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $4 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2004 were $25,332,000.

Aggregate market value of Alliance Bankshares Corporation common stock held by non-affiliates as of March 24, 2005 was $67,844,000 based on the closing sale price of $15.88 per common share.

The number of shares of common stock outstanding as of March 24, 2005 was 4,796,050.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2005 Annual Meeting of Shareholders to be held on June 22, 2005 (the “2005 Proxy Statement”) are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

TABLE OF CONTENTS

PART I.

Item 1.	Description of Business

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II.

Item 5.	Market for Common Equity and Related Stockholder Matters

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.	Financial Statements

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income as of December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity as of December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows as of December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures

Item 8B.	Other Information

PART III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits

Item 14.	Principal Accountant Fees and Services

SIGNATURES

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

     The key components of our revenue are interest income and fees on loans, investment income and gains on sales of securities, as well as gains on sales of mortgage loans. As a community focused banking organization, we strive to develop solid long term customer relationships that can translate into loans and deposit balances. We believe we can effectively deploy excess cash and cash flows into investments in the event the customer loan needs are not consistent with our credit policies. Since 2001, we have generated deposits at a significantly faster pace than loans. Recent economic conditions, such as the poor global and regional corporate earnings and other general slowing economic conditions, have favored investments over loans. Our loan and investment strategies balance the need to maintain adequate liquidity through excess cash or federal funds sold with opportunities to appropriately leverage our capital. Our investment portfolio has grown as a percentage of total assets as a byproduct of the strong deposit growth. We intend to grow our loan portfolio as fast as we can, consistent with maintaining strong credit quality. We have had $79 thousand of net loan charge-offs since inception.

Growth Strategy

     Our strategic plan is based on the premise of enhancing shareholder value through growth, branching and operating profits. Our short-term goals include creating an attractive branch network, expanding fee income, expanding our core banking services and products and offering attractive residential mortgages to clients and area consumers.

     Banking consolidation within the greater Washington, D.C. metropolitan area continues, and we believe that this consolidation presents a significant opportunity for us to continue to build a dynamic, community-oriented banking franchise. We have five bank branches and three mortgage origination offices. We intend to continue to expand our business through internal growth and geographic expansion within Fairfax County and adjacent counties while maintaining strong asset quality and sustaining our profitability.

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

Location and Market Area

     Our primary market is the greater Washington, D.C. metropolitan area, which includes the Northern Virginia counties of Fairfax, Prince William, Arlington, Fauquier, and Loudoun; the Northern Virginia cities of Alexandria, Manassas, Manassas Park, Fairfax, and Falls Church; the Maryland counties of Montgomery, Frederick, and Prince Georges; and the District of Columbia. We are located in Fairfax, Virginia, a key area within the Northern Virginia market. Our branches are in Fairfax County, Arlington County, and Prince William County. Our main banking office is located in the Fair Lakes area of Fairfax. We have additional offices in the City of Manassas Park, Reston, Ballston and Tysons Corner. Alliance Home Funding serves a broad market in the greater Washington, D.C. metropolitan area. Its three mortgage origination offices are located in Fairfax, Manassas and Reston. In addition to the offices for Alliance Bank and Alliance Home Funding, we also lease administrative space in Chantilly, Virginia. The Chantilly location serves as our corporate headquarters.

     Based on 2000 U.S. Census data, the population of the greater Washington, D.C. metropolitan area was approximately 4.5 million people. The average median household income reported in this census data for the jurisdictions constituting this market area was approximately $64,200, compared to a national median household income of approximately $42,000. Estimates released by the U.S. Bureau of Labor Statistics for September, 2003, indicate an unemployment rate for the greater Washington, D.C. metropolitan area of approximately 3.3%, compared to a national unemployment rate of approximately 5.8%. Based on the recent deposit information provided by the FDIC, total deposits in the metropolitan area were approximately $119.8 billion. The survey was complied as of June 30, 2004.

Competition

     The banking business is highly competitive. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our primary market area and elsewhere.

     We are based in the heart of the Northern Virginia market. We have been able to effectively leverage our talents, contacts and location to achieve a strong financial position for a relatively new bank. However, our primary market area is highly competitive and heavily branched. Competition in our primary market area for loans to small and medium-sized businesses, individuals and professionals, is intense, and pricing is important. Most of our competitors have substantially greater resources and lending limits than we do and offer extensive and established branch networks and other services that we do not expect to provide in the near future. Moreover, larger institutions operating in our primary market area have access to borrowed funds at a lower rate than is available to us. Deposit competition is strong among institutions in our primary market area. As a result, it is possible that we may, to remain competitive, pay above-market rates for deposits. Despite strong competition, we are experiencing success in our primary market area because the area is reacting favorably to our community focus and our emphasis on service to the small and medium-sized business community, individuals and professionals.

     Mergers of community banks into regional banks over the past few years have increased the presence of large regional bank holding companies in our already competitive marketplace. These mergers have created opportunities for community-focused, prudently managed, small and medium-sized business-oriented banks. Our board believes it is a significant advantage to be a community owned and operated state bank interested exclusively in small and medium-sized businesses, individuals and professionals in the Northern Virginia market and the surrounding greater Washington, D.C. metropolitan area and adjacent counties.

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

Deposit Activities

     Deposits are the major source of our funding. We offer a broad array of deposit products that include Demand, NOW, money market and savings accounts as well as certificates of deposit. We typically pay a competitive rate on the interest bearing deposits to garner our share of the market. As a relationship-oriented bank, we seek generally to obtain deposit relationships with our loan clients. As our overall asset liability management process dictates, we may become more or less competitive in our deposit terms and interest rate structure.. Additionally, we may use brokered deposits to augment Alliance Bank’s funding position (dollars and duration) as well as supporting the funding needs of Alliance Home Funding.

Lending Activities

     Loan Portfolio. As part of our normal business activities, we are engaged in making loans to a broad range of customers, including consumers, small businesses and middle market companies, professionals and others in our market place. We generally define our market area as Northern Virginia and the surrounding jurisdictions in the Washington D.C. metropolitan area. The loan portfolio increased 76% during the year, rising to $209.2 million at December 31, 2004, compared to $118.9 million at December 31, 2003.

          We categorize our loans into 5 general classifications: Commercial, Commercial Real Estate, Real Estate Construction, Residential Real Estate, and Consumer. We experienced significant growth in our total portfolio, with the strongest growth coming in our Commercial Real Estate, Real Estate Construction and Residential Real Estate categories.

     Commercial Business Lending. Our commercial business lending consists category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans Small Business Administration loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. These loans are written for any sound business purpose including the financing of plant and equipment, meeting general working capital needs, or supporting business expansion. Commercial loans generally are secured by business assets, carry the personal guarantees of the principals and have floating rates tied to the Wall Street Journal prime rate. Our customers come from a wide variety of businesses, including government contractors, professional services, building trades and retailing. Commercial loans represented 16.8% of the loan portfolio or $35.1 million at December 31, 2004, an increase from $29.3 million and 24.7% of the portfolio at December 31, 2003. This compares to 19.9% or $16.5 million at December 31, 2002.

     Commercial Real Estate Lending. As of December 31, 2004, the Commercial Real Estate Loans were $71.4 million or 34.2% of the total loan, compared to $37.4 million and 31.5% of the portfolio the prior year. This compares to $24.7 million or 29.9% of the loan portfolio at December 31, 2002.

The growth reflects the strong demand on the part of our customers to participate in the active real estate market in the Metro Washington area. These loans are typically secured by first trusts on office, warehouse, commercial condominiums or industrial space. The majority of our loans are made to commercial entities that will occupy most or all of the property (described as “owner occupied”). Alliance Bank is usually the primary provider of financial services for the company and/or the principals of these borrowers which allows us to further monitor the quality of the ongoing cashflow available to service the loans we have made. While these loans are real estate secured, we believe that as a portfolio, these loans are less subject to the normal real estate cycles because of the fact that the underlying businesses are the borrowers and they don’t compete for rental space in times of market over-supply. Loans in this category are generally amortizing over 15-25 year periods and carry adjustable rates which re-set every 1 to 5 years, indexed against like-maturity Treasury instruments. Policy guidelines require borrowers to contribute equity that results in a 80% loan-to-value ratio on owner-occupied properties and a 75% loan-to-value ratio on investment properties. Exceptions to these guidelines are infrequent and are justified based on other credit factors.

     Real Estate Construction Lending. The real estate construction segment of our loan portfolio is category generally fall into two distinct categories: commercial construction which will convert to Commercial Real Estate Loans (the smaller group) and Residential Construction Loans to Builders for resale (the larger group and the faster growth part of the portfolio). Overall, our construction loan portfolio grew 242% over the past year, again reflecting an intense demand in the market for real estate financing. In aggregate, this category totaled $38.6 million or 18.4% of our portfolio as of December 31, 2004, compared to $11.3 million and 9.5% of the portfolio as of December 31, 2003. This compares to $11.1 million or 13.4% of the loan portfolio at December 31, 2002.

          Commercial construction loans are underwritten to the same standards as the commercial real estate loans described above and in all cases Alliance Bank has agreed to make a longer term loan (we are our own “take-out”) upon completion of construction on the same terms and conditions described in the preceding discussion on commercial real estate loans. The interest rate during the construction period is generally floating and tied to the Wall Street Journal prime rate.

          We specialize in making loans to residential home builders who are delivering 1 to 10 single family units per year. We advance money for the purchase of lots and also provide funds for construction. We operate in a market that is absorbing residential units at a very rapid pace and, when practical, we limit the number of speculative units that a builder can have at any particular time. Our construction loan monitoring process includes a complete appraisal including current market comparisons, periodic site inspections by a third party, regular interaction by the relationship managers and administrative oversight of the funds utilized in construction to ensure that construction is progressing as planned and that there are always sufficient funds left in the loan to complete the project. We also make a strong effort to ensure that Alliance Home Funding has an opportunity to provide mortgages to the buyers of the homes built by our customers. In addition to evaluating the financial capacity of the borrower, we also require equity in each transaction that puts us in a range of 70-80% loan-to-value on an “as completed” basis. Substantially all the loans in this category carry a floating rate of interest tied to the WSJ prime rate.

          While we are concerned about the sustainability of the overall economic activity in our area and the level of interest rates, either or both of which could adversely impact demand for housing, we believe that the strong market for residential housing will continue into 2005 and 2006. However, two important points are reflected in our portfolio. First, substantially all of our construction loans are on projects either in progress or which should be deliverable throughout 2005 and into the first quarter of 2006. The second point is that we are generally not involved in financing large acquisition and development projects which require longer periods of time to complete and carry the associated risks. At December 31, 2004, we had less than $2 million in outstandings on large land development projects.

     Residential Real Estate Lending. This portion of the loan portfolio grew 60% in 2004 over 2003, to $59.8 million and 28.6% of the portfolio from $37.3 million and 31.4%. The $59.8 million in this category consists of two different loan types: home equity loans (“HELOCs”, loans secured by secondary financing on residential real estate) which represent the most significant portion of the category and first mortgage loans secured by single family residences not held for sale through Alliance Home Funding.

     Alliance Bank has been an active HELOC lender since its inception. This portfolio is attractive to us for a number of reasons: relationship-based, secured, granular, floating rate. We have typically not competed against the “teaser rate” offerings and the “no closing costs” deals often seen in the market. We rely on our basic consumer relationships and our strong relationships with realtors, mortgage companies, including Alliance Home Funding, and others involved in the real estate markets to growth this business line. We underwrite each loan by considering the borrower’s capacity to service the debt, the loan-to-value ratio (typically 75-90%), the credit and employment history of the applicant, as well as their overall financial condition. Substantially all of these loans are priced at or above the WSJ prime rate and float on a daily basis. While our loans generally have a revolving period of 15 years followed by a 15 year amortization (30 years total), our experience is that, similar to first mortgages, the actual expected maturity of an individual loan is much shorter. The average principal balance on a HELOC is approximately $70,000.

     Residential first mortgage loans carried on the bank’s books result from two distinct activities. First, we have a group of business customers who are active in the acquisition and remodeling of existing single family residential property. These loans, secured by first deeds of trust, are generally made under annually reviewed lines of credit which outline the terms and conditions of each individual advance. Each advance generally has a maturity of less than 1 year and carries a floating rate of interest tied to the WSJ prime rate. Loan to value ratios are maintained at 80% or less. Our customers buy these properties in the ordinary course of their business either directly from sellers or as part of a foreclosure process. They then invest their own money along with our loan to restore the property to a fully marketable condition. These loans in many respects are similar to regular residential construction loans. We also find the granularity of these loans to be attractive, with average outstandings per property under $300,000.

     The second group in this category are loans secured by first trusts on residential property to owners. Our preference is to always attempt to originate first trusts through Alliance Home Funding for sale. However, there are times when business circumstances justify making a first mortgage loan in our regular portfolio. These situations include loans to individuals (a) who for one reason or another do not find mortgage products in the market to fit their needs and who maintain substantial non-lending relationships with us that make these loans attractive to us, or (b) loans made under terms and conditions that we believe will be saleable in the near term. Our approach to these loans is reactive, i.e we consider such requests in order to be a full service financial institution and we do not actively market this product. Maximum loan-to-value in these loans is 90%, with most at lower advance rates. These loans usually either have a maturity of 5 years or less and carry interest rates that adjust with the WSJ prime rate, or look like a more 30-year traditional mortgage loan.

     Consumer Installment Lending. This category constitutes the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. Actual growth in this category was nominal, as it grew from $3.2 million as of December 31, 2003 to $4.0 million as of December 31, 2004.

     Credit Risk Management. Our credit management vision is based on the belief that a sound shared credit culture, the application of well-designed policies and standards, and a long term view are the ingredients that will result in superior asset quality and consistent and acceptable profitability. Superior asset quality and consistent, acceptable profitability are keys to maximizing shareholder value as reflected in the price of our common stock. We will not sacrifice asset quality to meet growth objectives, nor permit opportunities to lead to concentrations of risk that are inappropriate or which contain excessive risk. We employ a number of business processes to effectively manage the risk in our loan portfolio. These include the loan underwriting and approval process, our exposure management process, our loan management process and the independent loan review process. While no set of processes or procedures can eliminate the possibility of loss, we believe that each of these items contributes to the quality of our loan portfolio.

          Loan Underwriting and Approval Process. Loan requests are developed by our relationship managers who work in direct contact with our customers. Relationship managers are responsible for understanding the request and making an initial evaluation on whether the request is consistent with our underwriting standards and risk tolerance. They are then responsible for gathering all pertinent information necessary to fully evaluate the request and the risks associated with the customer’s need. Depending on the complexity of the transaction, additional support is provided by a credit analyst who is responsible for providing an independent analysis of the financial strength of the borrower and the underlying credit-worthiness of the transaction.

          We utilize both a signature system and a committee system for approving loans. Relationship managers are given credit authority commensurate with their experience and demonstrated knowledge and ability. The maximum individual authority of any relationship manager is $200,000. Loans from $200,000 to $500,000 require a second signature of either the President or Chief Credit Officer.

          Loans in excess of $500,000 are considered by our management loan committee, which consists of the senior relationship managers, the President and the Chief Credit Officer. Loans greater than $1,500,000 are recommended by this committee to the Bank’s director’s loan committee, while loans greater than $2,500,000 are recommended for approval by a majority of the full Bank Board of Directors. In determining the actual level of required approval, all direct and indirect extensions of credit to the borrower are considered.

          Exposure Management Process. A key factor in developing the portfolio relates to the size of individual requests and the concentration of exposure in individual borrowers and their related interests, as well as product or industry concentrations. We try to address all of these issues in our approval process. While we have regulatory guidelines for maximum loans and concentrations, our policy is to use lower limits to prudently manage our business. For example, our largest total one-borrower exposures share two important characteristics: (1) they are measurably below our legal lending limit and (2) they are spread over multiple activities of the particular sponsor. Our goal is to ensure that no one borrower or event can represent a major risk to the bank.

          We utilize a 10-point rating system for our commercial and real estate credit exposures. The vast majority of our loans fall into the middle range of risk ratings and carry what we consider to be ordinary and manageable business risk. A risk rating is assigned during the underwriting process and is confirmed through the approval process. This risk rating influences our decision about the overall acceptability of the loan given our overall portfolio risk and also may influence our decision regarding the sale of a participation in the loan.

          We are an active seller of loans (participations out) as part of our exposure management process. We seek participants even for loans that we find acceptable and within our policy guidelines in order to spread the risk and maintain the capacity to handle future requests from the same borrower or sponsor.

          At least semi-annually, management also recommends to the Bank board for its approval two documents: (1) Business Strategy by Credit Type and (2) Recommended Concentrations Limits by Credit Type. These documents are intended to provide guidance to all those involved in our lending process regarding our objectives as it relates to the diversification of the loan portfolio. The Business Strategy document provides clear and concise direction as it relates to each major loan category. A number of factors are considered which result in a recommendation to either, expand, attract, maintain, shrink or disengage from a particular type of lending. At the present time, our business plans do not call for shrinking or disengaging from any category.

          The Recommended Concentrations further defines our desire to build an appropriately diversified loan portfolio. We consider the market opportunities, the overall risk in our existing loans, and our expectations for future economic conditions and how they together may impact our portfolio. We then establish guidelines for maximum amounts in each category. This is a relatively new process for us and we continue to refine our thinking and processes in this area.

          Loan Management. For most of the consumer loans and smaller business loans that we make, we utilize a moderate management approach. As long as monthly payments are made in a timely manner, we spend only a nominal amount of time to oversee the portfolio. Past due reports are reviewed on a weekly basis and appropriate action is determined based on the level of delinquency.

          Commercial and real estate loans require a much higher degree of attention. The primary responsibility for ensuring that loans are handled as agreed rests with the relationship manager, supported by the credit analyst and loan operations groups. We obtain and review regular financial reports from our borrowers to evaluate operating performance and identify early warning signs of increasing risk. Our culture is intended to encourage the early reporting of problems so that they can be addressed in a timely and manageable manner. Identification of increased risk results in an increased risk rating, more frequent management review and possible remediation to include more collateral, an increased interest rate to compensate for risk, or identification of alternate sources of repayment. Adversely rated credits are reviewed monthly with the Bank’s Board of Directors.

          Independent Loan Review-The Board of Directors approve loan policies. Relationship managers originate loans. Committees approve loans. Administrators oversees loans. A critical aspect of credit risk management is the independent evaluation of all the processes that take a loan from origination to final repayment. We have employed the services of an independent company to assess our entire lending operation. In addition, auditors also examine the loan portfolio. They evaluate our underwriting process to ensure that we are doing the appropriate level of due diligence. We ask them to review the quality of individual loans to ensure that we have fairly described the risks in a particular credit. They are directed to evaluate whether we are administering loans in accordance with our policies and procedures.

          Their work includes a review of delinquency reports for status and collection activity. They evaluate the remediation plans in place on all identified problem loans. Each loan that is chosen as part of the sample has the risk rating confirmed. They evaluate the adequacy of specific reserve allocations on impaired credits.

     Lending Limit. At December 31, 2004, our legal lending limit for loans to one borrower was $6.7 million. As part of risk management strategy, we maintain internal “house” limits below our legal lending limit. Our current house limit is 80% of our legal lending limit. When we receive customer requests in excess of our house or legal lending limit, we evaluate the credit risk under our normal guidelines. Approved transactions exceeding our lending limit are sold and funded by other banks. This practice allows us to serve our clients’ business needs as they arise.

Alliance Home Funding, LLC (mortgage banking unit)

          We have diversified our core banking revenue stream with the addition of our mortgage banking unit, Alliance Home Funding, which opened in July 2001 with one location. Over the past two years we have greatly expanded our mortgage banking operations. As of December 31, 2004, we had three mortgage banking offices in Fairfax, Manassas and Reston. Through Alliance Home Funding, we originate conforming and non-conforming home mortgages in the greater Washington, D.C. metropolitan area. As part of our overall risk management strategy, all loans are sold on a correspondent basis to major national mortgage banking or financial institutions. All servicing rights are sold with the loans. The corporate objective of Alliance Home Funding is to generate gains on sales of loans for Alliance Bank.

          In October 2004, we hired several industry veterans and created the Private Client Group within Alliance Home Funding. This group has significant years of combined mortgage, financial and business development experience. The addition of this group will help us focus on providing the highest level of service to our clients that have more sophisticated lending requirements. With this team’s experience, we can take our services to the next level.

     The size and growth of Alliance Home Funding also creates risks for Alliance Bankshares. Our net income includes large amounts of gains on the sale of mortgage loans. In 2004, loan sale gains were

$5.4 million, compared to $6.3 million in 2003. Salary and benefit expenses related to Alliance Home Funding increased substantially during the periods mentioned. The loan officers associated with Alliance Home Funding receive their compensation on a commission basis. In the year ended December 31, 2004, Alliance Home Funding originated $235.0 million in mortgage loans or $1.0 million less than the 2003 level of $236.0 million. The production is typically skewed towards the peak home buying season which is the spring and summer seasons (second and third quarters). Pretax income was a disappointing loss of $25 thousand in 2004 compared to a pretax income of $1.0 million in 2003.

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

Brokerage and Investment Services

     We provide brokerage and investment services through a joint venture between LINSCO Private Ledger, Inc. and Alliance Bank. Under this arrangement, financial advisors offer our customers a diverse array of financial products and services, including estate planning, qualified retirement plans, annuities, mutual funds, life insurance, fixed income securities, and equity research and recommendations.

Investments and Funding

     We balance our liquidity needs based on loan and deposit growth via the investment portfolio and purchased funds. It is our goal to provide adequate liquidity to support our loan growth. In the event we have excess liquidity, investments are used to generate positive earnings. In the event core deposit growth does not fully support our loan growth, a combination of investment sales, repurchase agreements, brokered deposits, federal funds and other purchased funds will be used to augment our funding position.

     Our investment portfolio is actively monitored and is generally classified as “available for sale.” Under such a classification, investment instruments may be sold as deemed appropriate by management. On a monthly basis, the investment portfolio is marked to market as required by FASB Statement No. 115. We will invest in fixed rate or floating rate instruments.

     We model our overall Balance Sheet on a monthly basis using a sophisticated Asset Liability Management (“ALM “) model that is managed by a national consulting firm. We carefully monitor the results of the Net Interest Income (“NII”) and the Economic Value of Equity, (“EVE”) results. We develop business strategies that consider the model results and related ALM policy objectives and compliance. The investment portfolio and the funding position generally are key tools in the overall Balance Sheet management process.

SUPERVISION AND REGULATION

Regulation of the Corporation

          Alliance Bankshares must file annual, quarterly and other periodic reports with the Securities and Exchange Commission (“SEC”). Alliance Bankshares is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the “SOX Act”), and the related rules and regulations. The SOX Act includes significant additional disclosure requirements and corporate governance and other related rules. Alliance Bankshares has expended considerable time and money in complying with the SOX Act and expects to continue to incur additional expenses in the future.

Bank Holding Company Act

     As a bank holding company, Alliance Bankshares is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, Alliance Bank and its subsidiary are subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions and regulation, supervision and examination by the Federal Reserve.

     The Bank Holding Company Act requires approval of the Federal Reserve for, among other things, the acquisition by a bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Bank Holding Company Act also generally permits the acquisition by a bank holding company of control, or substantially all the assets, of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law, but if the bank is at least 5 years old, the Federal Reserve may approve the acquisition. Similarly, approval of the Virginia Bureau of Financial Institutions is required for certain acquisitions of other banks and bank holding companies.

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

     In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries must be well capitalized and well managed, and must meet their Community Reinvestment Act of 1977 (CRA) obligations. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve and certify that it meets the requirements. Banks and thrifts acquired by a financial holding company within 12 months prior to the date on which the election is filed may be excluded from this test if they have less than a satisfactory CRA rating, but they must submit a plan to the applicable federal banking agency describing how the CRA rating will be brought into compliance.

     The GLB Act also establishes a system of functional regulation for financial holding companies and banks providing regulation of securities by the SEC and state securities regulators, regulation of futures by the Commodity Futures Trading Commission, and regulation of insurance activities by the state insurance regulators. Banks may sell title insurance only when specifically permitted under applicable state law.

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

          Although Alliance Bankshares could qualify to be a financial company, Alliance Bankshares does not currently contemplate seeking to become a financial holding company until it identifies significant specific benefits from doing so. The cumulative effect of the GLB Act and other recent bank legislation will cause us to expand our staff to handle the procedures required by this additional regulation. The increased staff costs will impact our profitability.

Capital Requirements

     The Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital (4%) must be composed of “Tier 1 Capital”, which is defined as common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately issued mortgage backed securities representing indirect ownership of such loans.

     In addition to the risk-based capital requirements, the Federal Reserve has established a minimum 4.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% – 6.0% or more. The highest rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered strong banking organizations. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank that fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could become subject to a cease and desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act, (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease and desist order.

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

Payment of Dividends

          As a bank holding company, we are a separate legal entity from Alliance Bank and Alliance Home Funding. Virtually all of our income results from dividends paid to us by Alliance Bank. Alliance Bank is subject to laws and regulations that limit the amount of dividends that it can pay. The amount of dividends that may be paid by Alliance Bank depends upon Alliance Bank’s earnings and capital position and is limited by federal and state law, regulations and policies. As a bank that is a member of the Federal Reserve System, Alliance Bank must obtain prior written approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years. In addition, Alliance Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, Alliance Bank is not permitted to add the balance of its allowance for loan losses account to its undivided profits then on hand. It may, however, net the sum of its bad debts as so defined against the balance of its allowance for loan losses account and deduct from undivided profits only bad debts so defined in excess of that account. In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings.

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

Insurance of Accounts, Assessments and Regulation by the FDIC

          Alliance Bank is a Virginia chartered commercial bank and a member of the Federal Reserve System. Its deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum legal limits of the FDIC and is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of Alliance Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing Alliance Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

          The FDIA establishes a risk-based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories — “well capitalized,” “adequately capitalized” and “undercapitalized” — defined in the same manner as those categories are defined for purposes of Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the Bank Insurance Fund of the FDIC reserve ratio falls below that level, all insured banks are required to pay premiums. Payment of deposit premiums, either under current law or as the deposit insurance system may be reformed, will have an adverse impact on earnings.

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

Community Reinvestment Act

          The Community Reinvestment Act of 1977, (“CRA”) requires that federal banking regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. To the best knowledge of Alliance Bank, it is meeting its obligations under this act.

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

USA Patriot Act of 2001

          In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks which occurred on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The cumulative effect of the Patriot Act requirements and requirements of other recent legislation affecting us will cause us to expand our staff to handle the procedures imposed by this legislation. The increased staff costs will impact our profitability.

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

Employees

     As of December 31, 2004 we had 94 full-time and 2 part-time employees. None of our employees are covered by any collective bargaining agreements, and relations with our employees are considered good.

Internet Access to Corporate Documents

     Information about Alliance Bankshares can be found on Alliance Bank’s website at www.alliancebankva.com. Under “Documents/SEC Filings” in the Investor Relations section of the website, Alliance Bankshares posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings are available free of charge.

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

     The following table highlights our facilities:

Address	Type of Facility	Base Lease Expiration(1)

14280 Park Meadow Drive Chantilly, Virginia	Corporate Headquarters	October 2007

12735 Shops Lane Fairfax, Virginia	Main banking office, Full service branch, ATM	November 2008

11730 Plaza America Drive Reston, Virginia	Full service branch, ATM	August 2012

4501 North Fairfax Drive Arlington, Virginia	Full service branch, ATM	June 2013

8221 Old Courthouse Road Vienna, Virginia	Full service branch, ATM	October 2008

9150 Manassas Drive Manassas Park, Virginia	Full service branch, ATM	August 2004

10400 Eaton Place Fairfax, Virginia	Mortgage banking headquarters Mortgage banking office (2)	March 2005

9200 Church Street Manassas, Virginia	Mortgage banking office	January 2010

1840 Michael Faraday Drive Reston, Virginia	Mortgage banking office	December 2008

9990 Lee Highway Fairfax, Virginia	Mortgage banking headquarters Mortgage banking office(2)	March 2010

(1)	Each lease has one or more renewal options that may be exercised at our discretion subject to terms and conditions outlined in each specific lease.

(2)	AHF relocated its headquarters to Lee Highway on March 7, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

          All share amounts and dollar amounts per share with regard to our common stock described in this Form 10-KSB have been adjusted, unless otherwise indicated, to reflect the three-for-two stock split in the form of a stock dividend paid on September 29, 2003.

          Our common stock is listed for quotation on the Nasdaq SmallCap Market System under the symbol ABVA.

          As of December 31, 2004, we had 4,793,349 shares of common stock issued and outstanding, held by approximately 441 shareholders of record. The closing price of our common stock on December 31, 2004 was $15.55 per share.

          The high and low sales prices per share for our common stock for each quarter for the two years ended December 31, 2004, as reported by the Nasdaq Stock Market, are shown in the table below. During these periods, we did not issue any cash dividends.

	High	Low
2004
1st Quarter	$19.80	$17.51
2nd Quarter	18.48	14.70
3rd Quarter	15.48	14.53
4th Quarter	15.55	14.70

2003
1st Quarter	9.02	6.99
2nd Quarter	11.57	8.73
3rd Quarter	15.93	11.07
4th Quarter	19.48	15.10

2004 – Common Stock Offering

          On February 23, 2004, we issued 1,481,470 shares of common stock in a registered public offering at a price of $17.00 per share. Net proceeds after commissions but prior to other offering expenses were in excess of $23.9 million. A portion of the new capital was down streamed from Alliance Bankshares to the banking subsidiary, Alliance Bank. This additional capital is being used by the Bank to support anticipated increases in our loans and deposits as our business grows.

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

FORWARD-LOOKING STATEMENTS

          Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Assumptions used within our ALM process and NII / EVE models;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. Metropolitan region;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Competitive factors within the financial services industry; and

•	Changes in regulatory requirements and/or restrictive banking legislation.

          Because of these and other uncertainties, our actual results and performance may be materially different from results indicated by these forward-looking statements. In addition, our past results of operations are not necessarily indicative of future performance.

          We caution you that the above list of important factors is not exclusive. These forward-looking statements are made as of the date of this report, and we may not undertake steps to update these forward-looking statements to reflect the impact of any circumstances or events that arise after the date the forward-looking statements are made.

	Selected Financial Information
	Year Ended December 31,
	2004		2003		2002	2001	2000
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$19,151		$14,617		$10,187	$6,477	$4,013
Interest expense	6,852		5,407		3,471	2,811	1,615

Net interest income	12,299		9,210		6,716	3,666	2,398
Provision for loan losses	886		396		478	189	210
Non-interest income	6,181		8,774		4,356	1,000	113
Non-interest expense	13,963		12,102		7,333	3,563	2,281
Income taxes (benefit)	864		1,497		839	151	(174)

Net income	$2,767		$3,989		$2,422	$763	$194

Per Share Data and Shares Outstanding Data: (1)
Basic net income	$0.61		$1.24		$0.76	$0.38	$0.10
Fully diluted net income	0.57		1.14		0.74	0.37	0.10
Cash dividends declared	—		—		—	—	—
Book value at period end	9.73		5.97		5.54	4.33	3.92
Shares outstanding, period end	4,793,349		3,241,491		3,172,653	2,023,549	1,872,142
Average shares outstanding, basic	4,546,117		3,208,169		3,172,653	2,023,549	1,872,142
Average shares outstanding, diluted	4,873,081		3,504,369		3,284,333	2,064,630	1,913,560

Balance Sheet Data:
Total assets	$479,720		$357,048		$280,625	$144,820	$69,531
Total loans, net of unearned discount	209,204		118,762		82,786	52,927	40,774
Total investment securities	209,141		175,099		131,085	61,546	15,170
Total deposits	355,691		276,739		215,966	107,602	53,736
Stockholders’ equity	46,622		19,355		17,568	13,721	7,339

Performance Ratios:
Return on average assets	0.63%		1.16%		1.23%	0.76%	0.39%
Return on average equity	6.87%		21.00%		16.00%	9.26%	2.80%
Net interest margin (2)	3.10%		3.07%		3.88%	3.89%	5.08%

Asset Quality Ratios: (3)
Allowance to period-end loans	1.10%		1.22%		1.29%	1.15%	1.05%
Allowance to non-performing loans	1.77	X	3.58	X	N/A	N/A	N/A
Nonperforming assets to total assets	0.27%		0.13%		N/A	N/A	N/A
Net charge-offs to average loans	0.02%		0.01%		0.03%	0.02%	N/A

Capital Ratios:
Tier I risk-based capital	21.5%		15.0%		12.3%	17.1%	15.9%
Total risk-based capital	22.3%		18.4%		13.1%	17.8%	16.8%
Leverage capital ratio	11.6%		7.0%		6.4%	10.5%	11.8%
Total equity to total assets	9.7%		5.4%		6.3%	9.5%	10.6%

(1)	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-two stock splits in the form of a stock dividend paid on October 24, 2001 and on September 29, 2003.

(2)	Net interest income divided by total average earning assets.

(3)	Non performing assets consist of nonaccrual loans, restructured loans and foreclosed properties.

2004 Performance Highlights

•	Assets were $479.7 million at December 31, 2004, an increase of $122.7 million (34.4%) from December 31, 2003.

•	Total loans, net of unearned discount were $209.2 million at December 31, 2004, an increase of $90.4 million (76.2%) from December 31, 2003.

•	Our investment portfolio was $209.1 million at December 31, 2004, an increase of $34.0 million (19.4%) from December 31, 2003.

•	Deposits were $355.7 million at December 31, 2004, an increase of $79.0 million (28.5%) from December 31, 2003.

•	We raised additional capital in the amount of $23.7 million through the sale of 1,481,470 shares of common stock.

•	Alliance Home Funding opened a third mortgage loan origination office in Reston, Virginia.

Executive Overview

Balance Sheet

     December 31, 2004 compared to December 31, 2003. Total assets were $479.7 million as of December 31, 2004, an increase of $123.0 million over the December 31, 2003 level of $357.0 million. As of year end 2004, total loans were $209.2 million, loans held for sale were $24.7 million and investments were $209.1 million. These earning assets amounted to $444.1 million or 92.3% of total assets at year end 2004. The balance of the earning assets was overnight federal funds sold of $1.1 million.

     The allowance for loan losses was $2.3 million or 1.10% of loans outstanding as of December 31, 2004. This compares to $1.4 million or 1.22% of loans outstanding as of December 31, 2003. (The ratios exclude loans held for sale.) There were no non-performing assets as of December 31, 2004 compared to a single consumer loan of $20 thousand, as of December 31, 2003. Impaired loans or those loans requiring a specific allocation within the allowance for loan losses amounted to $1.3 million as of December 31, 2004 compared to $383 thousand as of December 31, 2003. The specific allocation of the allowance for loan losses was $161 thousand as of December 31, 2004 and $146 thousand as of December 31, 2003.

     Total deposits amounted to $355.7 million as of December 31, 2004, an increase of $79.0 million over the December 31, 2003 level of $276.7 million. This growth is attributable to the business building efforts of relationship officers, branch locations opened in mid to late 2003 and the use of brokered deposits to augment our natural deposit growth. Total demand deposits were $128.3 million as of December 31, 2004 compared to $88.9 million as of year end 2003. Demand deposits represent 36.1% of total deposits as of December 31, 2004.

     We use customer repurchase agreements (“customer repos”) and wholesale funding from the Federal Home Loan Bank of Atlanta (“FHLB”) to support the asset growth of the organization. As of December 31, 2004, there were $29.9 million of customer repos outstanding or $5.1 million less than were outstanding at the end of 2003. The growth relates to additional customers garnered in 2004 as well as expansion of existing customer relationships. As of December 31, 2004, the organization had $20.0 million in FHLB term advances outstanding, compared to $13.0 million as of December 31, 2003. The longer term FHLB advances are used as part of our overall Balance Sheet management strategy, which focuses on lengthening liabilities when feasible.

     In June 2003, we issued $10 million in Trust Preferred Securities through a statutory business trust. As of December 31, 2004 the full $10 million was considered Tier I regulatory capital. As of December 31, 2003 only $5.3 million of the Trust Preferred Securities was considered Tier I regulatory capital. The remainder was considered Tier II regulatory capital.

     Total stockholders’ equity was $46.6 million as of December 31, 2004 and $19.4 million as of December 31, 2003. Book value per share increased from $5.97 in 2003 to $9.73 as of December 31, 2004. The significant increase is attributed to the capital stock offering that was completed in February 2004. Approximately $25.2 million in gross proceeds were generated from the sale of 1,481,470 shares of common stock at an offering price of $17.00 per share.

     December 31, 2003 compared to December 31, 2002. Total assets were $357.0 million at December 31, 2003, an increase of $76.4 million over the December 31, 2002 level of $280.6 million. The loan portfolio, net of discounts and fees, was $118.8 million at December 31, 2003, $36.0 million greater than the December 31, 2002 level of $82.8 million. Investment securities available for sale amounted to $175.1 million at December 31, 2003, a $44.0 million increase over the December 31, 2002 level of $131.1 million. At December 31, 2003, the deposit portfolio was $276.7 million, a $60.8 million increase over the December 31, 2002 level of $216.0 million. Total stockholders’ equity amounted to $19.4 million at December 31, 2002, an increase of $1.8 million over the $17.6 million level at December 31, 2002. Book value per share increased from $5.54 in 2002 to $5.97 as of December 31, 2003.

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

     Our allowance for loan losses has three basic components: the specific allowance, the general allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, a specific reserve is established based on Bankshares’ calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, Bankshares does not separately identify individual consumer and residential loans for impairment testing unless loans become 30 days or more past due.

     The general allowance is determined by segregating un-criticized loans (non-classified loans and loans identified for impairment testing for which no impairment was identified) by loan type and our own internal 10-point risk rating system. We then apply allowance factors which in the judgment of management represent the expected losses over the life of the loans. In determining those factors, we consider the following: (i) delinquencies, (ii) loss history, (iii) trends in volume and terms of loans, (iv) effects of changes in lending policy, (v) the experience and depth of the borrowers’ management, (vi) national and local economic trends, (vii) concentrations of credit, (viii) quality of loan review system and (ix) the effect of external factors (e.g., competition and regulatory requirements).

     The unallocated component is maintained to cover certain uncertainties that could affect management’s estimate of probable losses due to the imprecision in the underlying assumptions used to calculate the specific and general portions of the allowance for loan losses.

Results of Operations

     2004 compared to 2003. For the year ended December 31, 2004, net income amounted to $2.8 million, compared to $4.0 million for 2003. Earnings per common share, basic were $.61 in 2004 and $1.24 in 2003. Earnings per common share, diluted were $.57 in 2004 and $1.14 in 2003. Return on average equity was 6.87% in 2004 compared to 21.00% in 2003. Return on average assets was .63% in 2004 compared to 1.16% in 2003. The net interest margin was 3.10% in 2004 which compares to 3.07% in 2003.

     The overall earnings per share were impacted by the effect of the February 2004 stock offering. The offering increased the average 2004 outstanding common shares by 1,267,000.

     Our core banking unit generated $3.7 million in pre tax income in 2004 compared to the 2003 pre tax income of $4.5 million. The 2003 results included significant gains on the sale of investment securities, trading gains and mortgage banking income. On comparable basis the 2004 banking unit results were stronger than the 2003 core operations results.

     2003 compared to 2002. For the year ended December 31, 2003 net income amounted to $4.0 million compared to $2.4 million for 2002. Earnings per common share, basic were $1.24 in 2003 and $.76 in 2002. Earnings per common share, diluted were $1.14 in 2003 and $.74 in 2002. Return on average equity was 21.00% in 2003 compared to 16.00% in 2002. Return on average assets was 1.16% in 2003 compared to 1.23% in 2002. The net interest margin was 3.07% in 2003 which compares to 3.88% in 2002.

Interest Income and Expense

     Net interest income was $12.3 million in 2004 or $3.1 million greater than the 2003 level of $9.2 million. The increase is primarily attributable to the substantial increase in net earning assets. Since late 2001, Alliance Bank has consistently added municipal securities to its investment securities portfolio. On a fully taxable equivalent basis, the municipal securities contributed $529 thousand of tax equivalent interest income bringing total net interest income to $12.8 million for the year ended December 31, 2004.

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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Year Ended December 31,
	2004			2003			2002
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollars in thousands)
Assets:

Interest earning assets:

Investment securities	$199,836	$8,905	4.46%	$158,152	$7,542	4.77%	$87,184	$4,961	5.69%

Loans (2)	175,743	10,289	5.85%	130,210	7,438	5.71%	81,612	5,416	6.64%

Federal funds sold	38,511	486	1.26%	32,313	267	0.83%	15,346	232	1.51%

Total interest earning assets	414,090	19,680	4.75%	320,675	15,247	4.75%	184,142	10,609	5.76%

Non-interest earning assets:
Cash and due from banks	20,006			15,792			10,678
Premises and equipment	2,060			1,591			832
Other assets	7,179			8,255			1,765
Less: allowance for loan losses	(1,705)			(1,246)			(778)

Total non-interest earning assets	27,540			24,392			12,497

Total Assets	$441,630			$345,067			$196,639

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$23,880	$246	1.03%	$17,340	$199	1.15%	$10,739	$177	1.65%
Money market deposit accounts	22,702	308	1.36%	18,609	306	1.64%	16,169	346	2.14%
Savings accounts	3,056	34	1.11%	2,237	30	1.34%	1,142	20	1.75%
Time deposits	162,108	4,401	2.71%	112,919	3,184	2.82%	49,554	1,705	3.44%

Total interest-bearing deposits	211,746	4,989	2.36%	151,105	3,719	2.46%	77,604	2,248	2.90%
FHLB Advances	19,617	486	2.48%	15,844	318	2.01%	10,500	365	3.48%
Other borrowings	51,669	1,377	2.67%	62,351	1,370	2.20%	33,348	858	2.57%

Total interest-bearing liabilities	283,032	6,852	2.42%	229,300	5,407	2.36%	121,452	3,471	2.86%

Non-interest bearing liabilities:
Demand deposits	115,617			92,222			58,652
Other liabilities	2,702			4,553			1,401

Total liabilities	401,351			326,075			181,505
Stockholders’ Equity	40,279			18,992			15,134

Total Liabilities and Stockholders’ Equity:	$441,630			$345,067			$196,639

Interest Spread (3)			2.33%			2.40%			2.90%

Net Interest Margin (4)		$12,828	3.10%		$9,840	3.07%		$7,138	3.88%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The bank had no nonaccruing loans in 2004 or 2002 and $20 thousand in 2003.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Our net interest margin was 3.10% for the year ended December 31, 2004, compared to 3.07% for 2003. The average yield on loans increased from 5.71% in 2003 to 5.85% in 2004. Our fixed rate term loans generally use a three or five year treasury security as the base index for the customer rate. The net interest margin was impacted negatively by the growth of Alliance Home Funding. In the period between the initial mortgage loan funding and the investor sale, we earn the customer loan note rate from our mortgage banking clients. During the first half of 2003, interest rates were trending downward and many of the customer mortgage loans were originated at note levels lower than the typical rates charged by us on commercial or commercial real estate loans. The rapid growth of Alliance Home Funding had a positive impact on our overall net interest income earned, but it had a negative impact on our net interest margin. For example, in 2003 mortgage banking customers could originate LIBOR based mortgages with rates below 4%, when the typical commercial transaction was priced near 6%. However, the net interest income earned, on a fully taxable equivalent basis, grew from $9.8 million in 2003 to $12.8 million in 2004, an increase of 30.4%.

     Average loan balances were $175.7 million for the year ended December 31, 2004, compared to $130.2 million for 2003. The related interest income from loans was $10.3 million in 2004, an increase of $2.9 million over the 2003 levels. The average yield on loans increased from 5.71% in 2003 to 5.85% in 2004.

     Investment securities income of $8.9 million (on a fully taxable equivalent basis) brought our net interest income level to $12.8 million (on a fully taxable equivalent basis) for the year ended December 31, 2004. This represents an increase of $3.0 million in net interest income (on a fully taxable equivalent basis) over the 2003 level of $9.8 million. The tax equivalent yields on investment securities for the year ended December 31, 2004 and 2003 were 4.46% and 4.77%, respectively. The decline in the investment portfolio is a result of strategic initiatives undertaken to reduce the weighted average life and duration of the investment portfolio.

     Excess liquidity results in federal funds sold for us. For the year ended December 31, 2004, federal funds sold contributed $486 thousand of interest income, compared to $267 thousand for the same period in 2003.

     Average interest-bearing funding sources (deposits and purchased funds) grew to $283.0 million in 2004, which was $53.7 million greater than the 2003 level of $229.3 million. Interest expense for all interest-bearing liabilities amounted to $6.9 million during for the year ended December 31, 2004, a $1.5 million increase over the 2003 level of $5.4 million. Cost of interest bearing liabilities for the year ended December 31, 2004 was 2.42%, or 6 basis points higher than the 2003 level of 2.36%.

     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis
	Years Ended December 31,			Years Ended December 31,
	2004 compared to 2003			2003 compared to 2002
	Change Due To:			Change Due To:
	Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest Earning Assets:
Investments	$1,363	$1,809	$(446)	$2,581	$3,221	$(640)
Loans	2,851	2,664	187	2,022	2,644	(622)
Federal funds sold	219	59	160	35	59	(24)

Total Increase (Decrease) in Interest Income	4,433	4,532	(99)	4,638	5,924	(1,286)

Interest Bearing Liabilities:
Interest bearing deposits	1,270	1,419	(149)	1,471	1,851	(380)
Purchased funds	175	57	118	465	338	127

Total Increase (Decrease) in Interest Expense	1,445	1,476	(31)	1,936	2,189	(253)

Increase (Decrease) in Net Interest Income	$2,988	$3,056	$(68)	$2,702	$3,735	$(1,033)

Allowance for Loan Losses & Asset Quality

     Our loan portfolio has experienced very few past due loans since inception. At December 31, 2004, Alliance Bank had no nonaccrual loans compared to a single loan that was on nonaccrual status totaling $20 thousand at December 31, 2003. The allowance for loan losses was $2.3 million at December 31, 2004, or 1.10% of loans outstanding, compared to $1.4 million or 1.22% of loans outstanding, at December 31, 2003. (These ratios exclude loans held for sale.) In 2004, we had net charge-offs of $30 thousand compared to $18 thousand in 2003 and $79 thousand since inception in 1998.

     As of December 31, 2004, we had loans from eight borrowers that were recorded as “special mention” and “substandard” on our internal loan watch list. These impaired loans amount to $1.3 million. We have allocated a $161 thousand of our allowance for loan losses towards these specific loans. This compares to an impaired loan balance of $383 thousand as of December 31, 2003. The allowance for loan losses as of December 31, 2003 included a specific allocation for the impaired loans of $146 thousand.

     The allowance for loan losses was 1.22% of net loans, or $1.4 million, at December 31, 2003, and 1.29% of net loans, or $1.1 million at December 31, 2002. Net charge-offs were $18 thousand in 2003, compared to $22 thousand in 2002.

     As part of our routine credit administration process, we engage an outside consulting firm to review our loan portfolio periodically. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses.

     A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to us. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Alliance Bank and general economic conditions.

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

     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Allowance for Loan Losses
	Year Ended December 31,
	2004	2003		2002	2001	2000
	(Dollars in thousands)
Balance, beginning of period	$1,444	$1,066		$610	$430	$220

Provision for loan losses	886	396		478	189	210

Chargeoffs:
Commercial	—	44		16	—	—
Consumer	40	—		11	9	—

Total chargeoffs	40	44		27	9	—
Recoveries:
Commercial	—	23		—	—	—
Consumer	10	3		5	—	—

Total recoveries	10	26		5	—	—

Net chargeoffs	30	18		22	9	—

Balance, end of period	$2,300	$1,444		$1,066	$610	$430

Allowance for loan losses to total loans	1.10%	1.22%		1.29%	1.15%	1.05%
Allowance for loan losses to non-accrual loans	NM	72.2	X	N/A	N/A	N/A
Non-performing assets to allowance for loan losses	56.40%	27.90%		N/A	N/A	N/A
Net chargeoffs to average loans	0.02%	0.01%		0.03%	0.02%	N/A

     The following table provides a breakdown of the allowance for loan losses. However, management does not believe that the allowance for loan losses can be fragmented by category with any precision that would be useful to investors. The breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance for loan losses as a whole. Because all of these factors are subject to change, the breakdown is not necessarily indicative of the category of future loan losses.

	Allocation of the Allowance for Loan Losses
	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Commercial	$437	$434	$350	$150	$150
Commercial real estate	901	409	275	175	100
Real estate construction	383	127	150	75	50
Residential real estate	403	383	191	150	80
Consumer	40	24	100	60	50
Other	136	67	—	—	—

Total loans	$2,300	$1,444	$1,066	$610	$430

Loans

     We grant mortgage, commercial, real estate and consumer loans in the normal course of business. The loan portfolio net of discounts and fees was $209.2 million as of December 31, 2004 or $90.4 million greater than the December 31, 2003 level of $118.8 million. The loan portfolio contains $169.8 million in real estate related loans as of December 31, 2004. The real estate loans include home equity loans, owner-occupied commercial real estate and residential construction loans. Approximately $35.1 million of the loan portfolio at December 31, 2004 is represented by commercial loans. These loans are generally secured and include adequate cashflows to support repayment of the loans.

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages :

	Loan Portfolio
	December 31,
	2004		2003		2002		2001		2000

	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Commercial	$35,077	16.8%	$29,300	24.7%	$16,491	19.9%	$12,073	22.8%	$15,687	38.5%
Commercial real estate	71,432	34.2%	37,444	31.5%	24,710	29.9%	15,140	28.6%	9,719	23.8%
Real estate construction	38,578	18.4%	11,264	9.5%	11,111	13.4%	4,402	8.3%	4,670	11.4%
Residential real estate	59,819	28.6%	37,281	31.4%	27,438	33.1%	18,862	35.7%	8,680	21.3%
Consumer	4,020	1.9%	3,190	2.7%	3,036	3.7%	2,500	4.7%	2,062	5.1%
Other	278	0.1%	283	0.2%	—	0.0%	—	0.0%	—	0.0%
Less:
unearned discount & fees	—	0.0%	—	0.0%	—	0.0%	(50)	-0.1%	(44)	-0.1%

Total loans	$209,204	100.0%	$118,762	100.0%	$82,786	100.0%	$52,927	100.0%	$40,774	100.0%

The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2004:

	Loan Maturity Distribution
	December 31, 2004
	One Year	After One Year	After
	or Less	Through Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$20,142	$12,345	$2,590	$35,077
Real estate construction	36,254	2,324	—	38,578

Total	$56,396	$14,669	$2,590	$73,655

Loans with:
Fixed Rates	$10,635	$21,244	$20,097	$51,976
Variable Rates	109,880	47,348	—	157,228

Total	$120,515	$68,592	$20,097	$209,204

     Loans Held for Sale. In 2001, we established our mortgage banking subsidiary, Alliance Home Funding, LLC. As part of our business strategy to offer complementary services to clients while minimizing risk, generally all loans originated by Alliance Home Funding are presold to correspondent lenders. As of December 31, 2004, $24.7 million of Loans Held for Sale were part of our asset base, as compared to $13.0 million at December 31, 2003. Our business objective includes having the loans sold, shipped and funded within a 90 day period.

Investment Securities

     We generally classify investment securities as available for sale under the classifications outlined in FASB Statement No. 115. In all periods presented, we had a single investment of $100,000 classified as held to maturity. We use the portfolio to manage excess liquidity, customer deposit volatility and asset/liability mix.

     Investment securities available for sale were $209.0 million as of December 31, 2004, an increase of $34.0 million over the December 31, 2003 level of $175.0 million. The growth in the investment security portfolio is directly related to the growth in deposits experienced in 2004. The effects of unrealized gains (losses) on the portfolio were ($2.4) million at December 31, 2004 and ($2.7) million at December 31, 2003. The unrealized losses amounted to 1.1% of the investment portfolio value as of December 31, 2004 and 1.5% of the investment portfolio value as of December 31, 2003.

     Our investment portfolio at December 31, 2004 and 2003 contained callable US agency securities, US agency collateralized mortgage obligations, US agency mortgage backed securities, state and municipal bonds, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. Our basic investment philosophy includes investments that provide stable cash flows, municipal securities and callable securities. According to our policy, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities at December 31, 2004 or December 31, 2003. We actively manage our portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.

     Contractual maturities of collateralized mortgage obligations and mortgage backed securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. We generally expect theses securities to prepay prior to contractual maturity. Additionally, callable agency securities may be called by the issuer prior to the contractual maturity.

     In 2004 we developed and implemented an investment strategy focused on three key prongs. The first prong focused on managing the base duration of the callable bond portions of the portfolio. The second prong focused on expanding the cash flowing portion of the investment portfolio. The final prong focused on managing the municipal bond or higher yielding portion of the portfolio. All of the strategies were undertaken within the context of the overall balance sheet and the then current investment portfolio and the overall investment market conditions.

Base Duration Management

     In 2003 the interest rate environment and our balance sheet structure suggested that lengthening duration of the callable investment portion of the investment portfolio would maximize our investment returns while balancing out reinvestment concerns. Our strategy focused on acquiring callable agency bonds with final maturities ranging from 5 to 10 years. Although these instruments varied in structure the goal was to reduce investment cash flow as interest rates were generally declining. This phenomenon occurred in the first half of 2003. In the second half of 2003, interest rates generally increased. As a result many callable instruments performed like single maturity instruments and had a longer base case duration.

     As we entered 2004, we embarked on an investment strategy for the Agency sector which called for minimum reinvestment and to let the balance of this sector mature, be called or sold. The remaining portion of this sector provides a stable base within the investment portfolio. We generally felt interest rates would be flat to rising in 2004 and as such our investment activity was geared to a different product which would have shorter cash flow characteristics. During 2004, through a combination of sales, calls and other investment purchases we reduced the overall agency bond portion of the investment portfolio from 52.0% of the investment portfolio to 269% of the investment portfolio. The December 31, 2004 Agency portfolio was $56.3 million with a weighted average yield of 4.53% and a weighted average life of 7.4 years. This compares to the December 31, 2003 level of $91.1 million with a weighed average yield of 4.52% and a weighted average life of 7.8 years.

Cashflowing Instruments

     The second prong of the investment strategy was to maximize monthly cash flow. As previously stated the economic conditions in mid 2003 and beyond have generally favored cashflowing investments. This type of investment allows the organization to have liquidity in most economic times. Our interest rate bias in 2004 was for flat to rising interest rates. As such we have developed an investment portfolio composed of a variety of cashflowing bonds. We currently own Agency Mortgage Backed Securities, Agency CMOs and Private Label CMOs. The instruments have varying maturity and coupon characteristics. We own 7 year balloons, 10 year MBS, 15 year MBS, 20 year MBS, GNMA hybrid ARMs, Agency CMOs with locked out positions, Agency CMOs that are presently in the cash flow windows. In addition, we own Private Label CMOS with varying issuers and AAA ratings along with varying coupons. The diversified nature of this portion of the investment portfolio is to provide cash flow or interest rate repricing in most economic cycles. As of December 31, 2004, these instruments amounted to $121.4 million with a weighted average yield of 4.24% and a weighted average life of 3.1 years.

Portfolio Yield

     The third prong of the investment strategy is surrounded on investment yield performance. We generally invest in AAA insured bank qualified municipal bonds. This portion of the investment portfolio is invested on a longer duration basis. We own instrument with maturities ranging from 2015 to 2026. Many of the instruments have call features which would allow the issuer to redeem the bonds prior to final maturity.

     The December 31, 2004 Municipal portfolio was $27.9 million with a weighted average tax equivalent yield of 5.68% and a weighted average life of 12.6 years. This compares to the December 31, 2003 level of $40.9 million with a weighed average yield of 7.69% and a weighted average life of 13.2 years.

     The overall investment portfolio had a base case duration of 2.8 years as of December 31, 2004. If interest rates rise the base case duration extends to 4.4 years or very similar to the duration of a 5 year US Treasury security which has a duration of 4.7 years. The investment portfolio is modeled on an instrument level basis for portfolio management purposes. In addition, the investment portfolio is modeled on a detailed basis within the NII and EVE ALM models. The performance of the investment portfolio in the interest rate shock tests is considered as part of the overall balance sheet management process and appropriate ALM strategies are developed and implemented accordingly.

     Investment securities available for sale amounted to $175.0 million at December 31, 2003, a $44.0 million increase over the December 31, 2002 level of $131.0 million. The effects of unrealized gains (losses) on the portfolio were ($2.7) million at December 31, 2003 and $1.4 million at December 31, 2002.

     The following table sets forth a summary of the investment securities portfolio at December 31, 2004, 2003 and 2002.

	Investment Securities (1)
	December 31,
	2004	2003	2002
	(Dollars in thousands)
Available For Sale Securities
US Government Agency Securities	$56,323	$91,078	$52,393
US Government Agency CMOs & PCMOs	75,959	3,267	6,419
US Government Agency MBS	45,450	38,000	43,166
Municipal securities	27,910	40,921	26,744
FHLB & FRB Common Stock	3,344	1,678	1,738
Other investments	55	55	525

Total Available For Sale Securities (2)	$209,041	$174,999	$130,985

Held To Maturity Securities
Certificate of Deposit	$100	$100	$100

Total Held To Maturity Securities (2)	$100	$100	$100

Total Investment Securities (2)	$209,141	$175,099	$131,085

(1)	Contractual maturities are not a reliable indicator of the expected life of investment securities. Instruments may be prepaid by the borrower or issuer.

(2)	AFS investments at market value; HTM investments at cost basis.

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of December 31, 2004:

	Maturities of Investment Securities
	December 31, 2004
	(Dollars in thousands)
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Available For Sale Securities
US Government Agency Securities	$—	0.00%	$—	0.00%	$51,699	4.35%	$5,965	6.41%	$57,664	4.56%
US Government Agency CMOs & PCMOs**	—	0.00%	—	0.00%	—	0.00%	76,369	4.31%	76,369	4.31%
US Government Agency MBS**	—	0.00%	—	0.00%	21,299	4.00%	24,235	4.15%	45,534	4.08%
States & Municipal Securities*	—	0.00%	—	0.00%	—	0.00%	28,448	5.64%	28,448	5.64%
Other securities	—	0.00%	—	0.00%	—	0.00%	3,399	4.75%	3,399	4.75%

Total Available For Sale Securities	$—	0.00%	$—	0.00%	$72,998	4.25%	$138,416	4.66%	$211,414	4.52%

Held To Maturity Securities Certificate of Deposit	$—	0.00%	$100	2.35%	$—	0.00%	$—	0.00%	$100	2.35%

Total Held To Maturity Securities	$—	0.00%	$100	2.35%	$—	0.00%	$—	0.00%	$100	2.35%

*	States & Municipal Securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

**	Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

     Management evaluates interest rate sensitivity on a periodic basis. As part of the evaluation, we review our “static” gap position. Business and pricing strategies are adjusted based upon management’s view of likely interest rate scenarios in conjunction with the current balance sheet structure.

	December 31, 2004
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
		(Dollars in thousands)
Interest Earning Assets:
Investment securities (1)	$100	$—	$—	$211,414	$211,514
Loans held for sale	24,746	—	—	—	24,746
Loans	111,226	5,404	68,592	23,982	209,204
Interest bearing deposits	200	—	—	—	200
Federal funds sold	1,139	—	—	—	1,139

Total interest earning assets	137,411	5,404	68,592	235,396	446,803

Interest bearing liabilities:
Interest-bearing demand deposits	32,976	—	—	—	32,976
Money market deposit accounts	27,823	—	—	—	27,823
Savings accounts & IRAs	4,058	—	—	—	4,058
Time deposits	16,153	48,628	55,625	42,141	162,547

Total interest-bearing deposits	81,010	48,628	55,625	42,141	227,404

FHLB Advances	17,000	—	—	3,000	20,000
Repos	29,890	—	—	—	29,890
Other borrowings	15,462	—	—	—	15,462
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	153,672	48,628	55,625	45,141	303,066

Period Gap	$(16,261)	$(43,224)	$12,967	$190,255	$143,737

Cumulative Gap	$(16,261)	$(59,485)	$(46,518)	$143,737	$143,737

Cumulative Gap / Total Assets	-3.4%	-12.4%	-9.7%	30.0%	30.0%

(1) Investment securities are reflected herein at amortized cost. The fair value is $2.7 million lower than the amortized cost. Contractual maturities are not a reliable indicator of the expected life of investment securities because instruments may be prepaid by the borrower or issuer.

     The cumulative negative gap position within one year was $59.5 million, or (12.4%) of total assets, at December 31, 2004. The negative gap suggests that the net interest margin will decrease in a market of rising interest rates, as liabilities will reprice faster than assets. While this measurement technique is common in the financial services industry it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects the true short and long term interest rate exposure of Alliance. As an example, $211 million of the investment securities are classified as greater than five years due to the contractual maturity of the instruments. A significant portion of the securities are expected to provide cash flow within one to two years (the investment models suggest in excess of $50 million at base interest rates). The shifting of the cash flow to a more realistic measurement provides a significantly different picture of the interest sensitivity of the organization. The organization generally performs like an asset sensitive company rather than a liability sensitive organization.

     Since 1999 we have measured our balance sheet on a quarterly basis via an “earnings credit” balance sheet model. The review of the balance sheet weighs assets and liabilities that mature or reprice within one year. The assets and liabilities are weighted according to their specific correlation to movements in the prime rate. The most recent study results (December 2004) indicates an asset sensitive position.

     In mid 2004, we began a project to enhance the sophistication of our current Asset Liability Management (“ALM”) processes. We engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project is the development of a more in-depth ALM model that measures Net Interest Income (“NII”) and Economic Value of Equity (“EVE”) results on a monthly basis. The results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and as of the most recent model run (December 2004), we are in compliance with all policy metrics with the exception of the down 100 basis point measure for NII. We are outside of the policy metric in that particular interest rate scenario. The Board ALCO and management ALCO feel that compliance with the down 100 basis point NII metric will happen over time, and we do not plan any immediate actions for compliance at this time. The short term interest rate model (NII) indicates we are asset sensitive. The long term model (EVE) indicates a stable to slightly declining EVE in a rising interest rate environment.

     As part of our interest rate risk management, we typically use the investment portfolio to balance our interest rate exposure. We purchase or sell fixed or floating rate investment products with longer or shorter durations, as necessary. Additionally, the pricing of deposits is adjusted within the market area to favor money market or certificates of deposits depending on the need for floating or fixed rate liabilities. The pricing of loan products is a function of interest rate risk management strategies and the market conditions in the area. In many cases, interest rate risk pricing desires are not consistent with the general market, which requires us to balance our interest rate risk through other products. An example of this is that in a rising rate environment, the loan customer typically prefers fixed rate loans and banks typically desire floating rate loans. In this example, we would add floating rate or adjustable securities or price certificates of deposit aggressively to balance the interest rate risk.

     The interest sensitivity position does not measure the impact of interest rate changes on the market value of our investment securities portfolio. Rising interest rates will cause a decline in the market value of our investment securities. A decline in the market value of the investment portfolio could make managing the net interest income exposure more difficult.

     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of December 31, 2004.

Non-Interest Income

     The following table highlights the major components of non-interest income for the periods referenced:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Gain on loan sales	$5,362	$6,325	$2,995	$515	$—
Net gain on sale of securities	346	1,837	820	255	—
Net gain on trading activities	51	250	302	—	—
Deposit account service charges	205	180	114	85	38
Other	217	182	125	145	75

Total	$6,181	$8,774	$4,356	$1,000	$113

     The primary source of non-interest income is gains on the sale of residential mortgage loans. Gains from sales of mortgage loans were $5.4 million for the year ended December 31, 2004. This represents a decrease of $963 thousand over the $6.3 million level in 2003. The mortgage banking activity and performance has a correlation to interest rates. As interest rates rise home buyers may elect to finance homes with adjustable mortgage products or, if rates rise significantly, defer a home purchase. The volatility in interest rates could result in slower mortgage production or lower levels of mortgage banking income. The loss of key employees may also affect production. During the fourth quarter of 2004, several staffing changes occurred. We also hired additional staff to help keep pace with the changing growth of Alliance Home Funding. During the transition period production was low, leading to the decrease in gain on loan sales.

     In the year ended December 31, 2004, we had net gains of $346 thousand on the sale of investment securities. This represents a decrease of $1.5 million over the 2003 level of $1.8 million. During 2003, we reallocated our investment portfolio to manage the high levels of actual and projected prepayments on collateralized mortgage obligations and mortgage backed securities. In addition to managing the mortgage related investments, a variety of agency and municipal securities were sold. The repositioning of the portfolio generated a larger level of securities gains than we routinely experience in the ordinary course of business. We have separately disclosed net gains from securities held for a short period of time for the pair off of certain mortgage backed securities transactions. The net gain on trading activities amounted to $250 thousand for the year ended December 31, 2003, compared to $51 thousand for the year ended December 31, 2004.

     Routine banking fees such as account maintenance, insufficient funds, online banking, stop payment, and wire transfer fees amounted to $205 thousand, $180 thousand and $114 thousand, for each of the years ended December 31, 2004, 2003 and 2002, respectively. Our other non-interest income is predominately from ATM fees. This type of fee income is a modest activity for Alliance Bank.

     Our gains on mortgage loan sales amounted to $6.3 million during the year ended December 31, 2003. This represented a $3.3 million increase over the 2002 level of $3.0 million. This dramatic increase in mortgage banking income is a reflection of a full year of mortgage banking operations with an expanded production team.

     As part of our routine balance sheet management strategy, a variety of investment securities were sold in 2002. The repositioning along with some pair off transactions resulted in gains of $2.1 million during the year ended December 31, 2003, compared to $1.1 million during the year ended December 31, 2002.

Non-Interest Expense

     Non-interest expense for the year ended December 31, 2004 amounted to $14.0 million, compared to the 2003 level of $12.1 million. Salary and benefits expense for the year ended December 31, 2004 was $7.8 million, compared to the December 31, 2003 level of $7.1 million. The significant increase results from commissions and incentives paid on mortgage banking production as well as new personnel in Alliance Bank. Total salary and benefits expense for Alliance Home Funding amounted to $4.3 million for the year ended December 31, 2004 and the year ended December 31, 2003. Occupancy and furniture and equipment costs were up $427 thousand in 2004 from the 2003 level of $1.6 million. The change in occupancy expense is directly related to opening branches and offices. Our Manassas mortgage loan office opened in January 2003, our Ballston banking office opened in June 2003, our Tysons Corner banking office opened in December 2003 and our Reston mortgage loan office opened in February of 2004. Other operating expenses amounted to $4.1 million in 2004, compared to $3.4 million in 2003. Other operating expenses increased due to increased marketing efforts, absorption of branch operating costs and professional fees.

     Non-interest expense for 2003 amounted to $12.1 million, compared to the 2002 level of $7.3 million. The increase is directly related to our expansion activities. The largest component of non-interest expense is salaries and benefits. Salary and benefits expenses in 2003 were $7.1 million, or $3.2 million higher than the 2002 level of $3.9 million. As a growing organization, we expanded our retail, commercial and private banking staffs to meet growth and profitability targets. Additionally, the salaries, commissions and benefits associated with Alliance Home Funding contributed to the growth in salaries and other non-interest expense. Occupancy and furniture and equipment costs in 2003 were up $695 thousand over the 2002 level of $893 thousand. Other operating expenses amounted to $3.4 million in 2003, compared to $2.5 million in 2002. In August 2002 we opened our Reston banking office. The costs associated with opening these locations increased our other operating expenses due to marketing and general branch openings programs. In addition, our professional fees rose due to costs incurred in the establishment of the holding company.

     The components of other operating expenses for the periods referenced were as follows:

	Year Ended December 31,
	2004	2003	2002	2001	2000

	(Dollars in thousands)
Business development	$605	$549	$465	$327	$214
Office expense	767	735	518	348	156
Bank operations expense	920	746	565	320	241
Data processing & professional fees	1,146	775	596	260	221
Other	671	563	364	163	101

Total	$4,109	$3,368	$2,508	$1,418	$933

Income Taxes

     We recorded an income tax expense of $864 thousand in 2004 compared to an income tax expense of $1.5 in 2003. Our effective tax rates were 23.8% for the year ended December 31, 2004 and 27.3% for the year ended December 31, 2003. The effective tax rate is lower than the statutory rate of 34% primarily due to the benefits of our municipal bond portfolio.

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

     We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At December 31, 2004, the deposit portfolio was $355.7 million, a $79.0 million increase over the December 31, 2003 level of $276.7 million. We have seen growth in several key categories over the periods compared. Key deposit categories, such as NOW, money market and certificates of deposit have all grown in proportion to overall company growth. The effects of several deposit gathering and branching initiatives have allowed our deposit and customer base to continually expand.

     From time to time, we gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow us to fund loan and investment growth with minimal sales efforts.

At December 31, 2004, we had $58.3 million in such deposits. The balance of the $58.3 million consists of two types of “brokered” deposits. At December 31, 2004, we had $10.0 million of brokered deposits that relate to a state government program and $48.3 million of brokered deposits that are part of a periodic marketing program by a licensed broker on our behalf. We entered into a series of brokered deposits during 2003 as part of a corporate initiative to extend the maturity of liabilities. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our mortgage banking unit, Alliance Home Funding. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.

     At December 31, 2003, deposits were $276.7 million, a $60.8 million increase over the December 31, 2002 level of $216.0 million. At December 31, 2003, we had $61.2 million in brokered deposits, compared to $23.9 million at December 31, 2002. The December 31, 2003 balance of the $61.2 million consists of two types of “brokered” deposits. At December 31, 2003, we had $10.0 million of brokered deposits that relate to a state government program and $51.2 million of brokered deposits that are part of a periodic marketing program by a licensed broker on our behalf. We entered into a series of brokered deposits during 2003 as part of a corporate initiative to extend the maturity of liabilities. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. The December 31, 2002 balance of $23.9 million consisted $6.0 million of brokered deposits that relate to a government program and $17.9 million in brokered deposits that were issued as part of a marketing program by a licensed broker on our behalf. The $17.9 million was made up of two certificates of deposit. The first $11.0 million matured in January 2003, and the balance matured in August 2003.

     The following table details the average amount of, and the average rate paid on, the following primary deposit categories for the periods indicated:

	Average Deposits and Average Rates Paid
	Years Ended December 31,
		2004				2003				2002
	Average		Income /	Yield /	Average		Income /	Yield /	Average		Income /	Yield /
	Balance		Expense	Rate	Balance		Expense	Rate	Balance		Expense	Rate
	(Dollars in thousands)
Interest bearing liabilities:
Interest-bearing demand deposits	$23,880		$246	1.03%	$17,340		$199	1.15%	$10,739		$177	1.65%
Money market deposit accounts	22,702		308	1.36%	18,609		306	1.64%	16,169		346	2.14%
Savings accounts	3,056		34	1.11%	2,237		30	1.34%	1,142		20	1.75%
Time deposits	162,108		4,401	2.71%	112,919		3,184	2.82%	49,554		1,705	3.44%

Total interest-bearing deposits	211,746		$4,989	2.36%	151,105		$3,719	2.46%	77,604		$2,248	2.90%

Non-interest bearing deposits	115,617				92,222				58,652

Total deposits	$327,363				$243,327				$136,256

     The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2004:

	Certificate of Deposit Maturity Distribution
	December 31, 2004
	Three Months	Three Months to	Over
	or Less	Twelve Months	Twelve Months	Total

	(Dollars in thousands)
Certificates of deposit:
Less than $100,000	$4,080	$17,906	$10,382	$32,368
Greater than or equal to $100,000	13,395	29,401	87,383	130,179

Total	$17,475	$47,307	$97,765	$162,547

Capital

     Both Alliance Bankshares and Alliance Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $46.6 million as of December 31, 2004 and $19.4 million as of December 31, 2003. Book value per share increased from $5.97 in 2003 to $9.73 as of December 31, 2004. The significant increase is directly related to a capital stock offering that took place in February 2004. Approximately $25.2 million in gross proceeds were generated from the sale of 1,481,470 shares of common stock at an offering price of $17.00 per share. Expenses associated with the offering were $1.3 million for broker fees and $200 thousand for legal, accounting, printing, and miscellaneous fees. Bankshares is using the net proceeds from this offering to provide additional capital to the bank to support anticipated increases in our loans and deposits as our business grows.

     Alliance Bankshares’ ability to pay cash dividends is restricted by banking regulations. We have not declared or paid cash dividends since inception. It is our general policy to retain earnings to support future organizational growth.

     On June 30, 2003, Alliance Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Alliance Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Alliance Bankshares and are junior in right of payment to all present and future senior indebtedness of Alliance Bankshares. The Trust Preferred Securities are guaranteed by Alliance Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Alliance Bankshares under the caption “Trust Preferred Capital Securities of Subsidiary Trust.” Alliance Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2004 was 5.64%.

     A portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier I capital. Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At December 31, 2004 the entire amount was considered Tier I capital, as compared to December 31, 2003 were approximately, $5.3 million of the Trust Preferred Securities was included in Tier I capital. The remaining $4.7 million was considered Tier II capital in 2003.

     Alliance Bankshares is considered “well capitalized” as of December 31, 2004 and 2003. The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis
	December 31,
	2004	2003	2002
	(Dollars in thousands)
Tier I Capital:
Common stock	$19,173	$12,966	$8,460
Capital surplus	19,855	1,745	5,770
Retained earnings	9,160	6,393	2,404
Less: disallowed assets	—	—	—
Add: Qualifying Trust Preferred Securities	10,000	5,276	—

Total tier I capital	58,188	26,380	16,634

Tier II Capital:
Allowance for loan losses	2,300	1,444	1,066
Qualifying Trust Preferred Securities	—	4,724	—

Total tier II capital	2,300	6,168	1,066

Total Risk Based Capital	$60,488	$32,548	$17,700

Risk weighted assets	$271,118	$176,418	$135,629

Quarterly average assets	$500,625	$375,671	$258,344

				Regulatory
				Minimum
Capital Ratios:
Tier 1 risk based capital ratio	21.5%	15.0%	12.3%	4.0%
Total risk based capital ratio	22.3%	18.4%	13.1%	8.0%
Leverage ratio	11.6%	7.0%	6.4%	4.0%
Equity to assets ratio	9.7%	5.4%	6.3%	N/A

Purchased Funds and Other Borrowings

     Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. Customer repurchase agreements amounted to $29.9 million at December 31, 2004, compared to $35.0 million at December 31, 2003 and $29.5 million at December 31, 2002. Outstanding federal funds purchased were $15.0 million at December 31, 2004, compared to no outstanding federal funds purchased at December 31, 2003 or 2002.

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

Liquidity

     Our overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our liquidity is impacted by the general growth of Alliance Bank, growth of Alliance Home Funding, the national and local mortgage refinance market and the investment portfolio. We use a variety of tools to manage our liquidity. These include pricing on loans and deposits, purchase or sale of investments, brokered deposits, the sale or participation of loans, and rates and fees on home mortgages. In addition, we have a variety of credit facilities at our disposal. Our funding department monitors our overall position daily. We can and will draw upon federal funds lines with correspondent banks, reverse repurchase agreement lines with correspondent banks and use FHLB advances. Our deposit customers frequently have lower deposit balances in the middle of each month. The deposit balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our overall balance sheet growth.

     Our liquidity is directly impacted by Alliance Home Funding. As interest rates decline, mortgage refinances and home purchases increase. In addition to the impact of interest rate movements, Alliance Home Funding has been adding production personnel which we expect will increase loan originations and funding requirements. Alliance Bank provides a warehouse line of credit to Alliance Home Funding. The funds advanced on this line allow us to originate and hold mortgages until they are sold to third party investors. In 2004, advances under this line of credit averaged $26.3 million, compared to $31.9 million in 2003. Our general liquidity management activities take into account current and expected warehouse line of credit needs.

     In 2003, we expanded our use of brokered deposits as part of our core business growth. Certificates of deposit issued under this program also support the funding needs of Alliance Home Funding as well as general interest rate risk management. We generally issue these instruments with a maturity of one year or longer. As with any deposit product, we have potential risk for non-renewal by the customer or broker.

     An analysis of the purchased funds distribution is presented below for the periods indicated:

	Purchased Funds Distribution
	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
At Period End
FHLB Advances	$20,000	$13,000	$10,500
Customer repos	29,890	34,991	29,517
Other borrowed funds	15,462	260	4,965

Total at period end	$65,352	$48,251	$44,982

Average Balances
FHLB Advances	$19,617	$15,844	$10,500
Customer repos	33,941	30,418	25,235
Other borrowed funds	17,728	26,819	8,113

Total average balance	$71,286	$73,081	$43,848

Average rate paid on all borrowed funds, end of period	2.28%	2.28%	2.50%

Average rate paid on all borrowed funds, during the period	2.61%	2.16%	2.79%

Maximum outstanding during period	$70,322	$96,908	$48,917

Return on Average Assets and Average Equity

     The ratio of net income to average equity and average assets and certain other ratios are as follows:

Return on Average Assets and Return on Average Equity

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Average total assets	$441,630	$345,067	$196,639

Average stockholders’ equity	$40,279	$18,992	$15,134

Net income	$2,767	$3,989	$2,422

Cash dividends declared	$—	$—	$—

Return on average assets	0.63%	1.16%	1.23%

Return on average shareholders’ equity	6.87%	21.00%	16.00%

Average stockholders’ equity to average total assets	9.12%	5.50%	7.70%

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

Item 7. Financial Statements

Alliance Bankshares Corporation

Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
     ALLIANCE BANKSHARES CORPORATION
          Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Alliance Bankshares Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bankshares Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
February 2, 2005

Alliance Bankshares Corporation

Consolidated Balance Sheets
December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
ASSETS

Cash and due from banks	$29,467	$11,321
Federal funds sold	1,139	32,709
Investment securites available-for-sale, at fair value	209,041	174,999
Investment securities held-to-maturity, at amortized cost	100	100
Loans held for sale	24,746	13,033
Loans, net of allowance for loan losses of $2,300 and $1,444	206,904	117,318
Premises and equipment, net	2,156	1,764
Accrued interest and other assets	6,167	5,804

TOTAL ASSETS	$479,720	$357,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$128,287	$88,874
Savings and NOW deposits	37,034	24,594
Money market deposits	27,823	17,278
Other time deposits	162,547	145,993

Total deposits	355,691	276,739

Repurchase agreements, federal funds purchased and other borrowings	45,352	35,251
Federal Home Loan Bank advances	20,000	13,000
Trust Preferred Capital Notes	10,310	10,310
Other liabilities	1,745	2,393
Commitments and contingent liabilities	—	—

Total liabilities	433,098	337,693

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized; 4,793,349 and 3,241,491 shares issued and outstanding at December 31, 2004 and 2003	19,173	12,966
Capital surplus	19,855	1,745
Retained Earnings	9,160	6,393
Accumulated other comprehensive (loss), net	(1,566)	(1,749)

Total stockholders’ equity	46,622	19,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$479,720	$357,048

The accompanying notes are an integral part of these consolidated financial statements.	2

Alliance Bankshares Corporation

Consolidated Statements of Income
For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
INTEREST INCOME:
Loans	$10,289	$7,438	$5,416
Investment securities	8,376	6,912	4,539
Federal funds sold	486	267	232

Total interest income	19,151	14,617	10,187

INTEREST EXPENSE:
Savings and NOW deposits	280	229	197
Other time deposits	4,401	3,184	1,705
Money market deposits	308	306	346
Borrowings	1,863	1,688	1,223

Total interest expense	6,852	5,407	3,471

Net interest income	12,299	9,210	6,716

Provision for loan losses	886	396	478

Net interest income after provision for loan losses	11,413	8,814	6,238

OTHER INCOME:
Deposit account service charges	205	180	114
Gain on sale of loans	5,362	6,325	2,995
Net gain on sale of securities	346	1,837	820
Net gain on trading activities	51	250	302
Other operating income	217	182	125

Total other income	6,181	8,774	4,356

OTHER EXPENSES:
Salaries and employee benefits	7,839	7,146	3,932
Occupancy expense	1,270	975	538
Equipment expense	745	613	355
Operating expenses	4,109	3,368	2,508

Total other expenses	13,963	12,102	7,333

INCOME BEFORE INCOME TAXES	3,631	5,486	3,261

Income tax expense	864	1,497	839

NET INCOME	$2,767	$3,989	$2,422

Net income per common share, basic	$0.61	$1.24	$0.76

Net income per common share, diluted	$0.57	$1.14	$0.74

The accompanying notes are an integral part of these consolidated financial statements.	3

Alliance Bankshares Corporation

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except share data)

				Acccumulated		Total
			Retained	Other		Stock-
	Common	Capital	Earnings	Comprehensive	Comprehensive	holders’
	Stock	Surplus	(Deficit)	Income (Loss)	Income	Equity
BALANCE, DECEMBER 31, 2001	$8,460	$5,770	$(18)	$(491)		$13,721
Comprehensive income:
Net income	—	—	2,422	—	$2,422	2,422
Other comprehensive income, net of tax:
unrealized holding gains on securities available for sale, net of tax of $1,116	—	—	—	—	2,166	—
Less: reclassification adjustment, net income taxes of $381					(741)

Other comprehensive income, net of tax	—	—	—	1,425	$1,425	1,425

Total comprehensive income	—	—	—	—	$3,847	—

BALANCE, DECEMBER 31, 2002	$8,460	$5,770	$2,404	$934		$17,568
Comprehensive income:
Net income	—	—	3,989	—	$3,989	3,989
Other comprehensive income (loss), net of tax:
unrealized holding losses on securities available for sale, net of tax of $672	—	—	—	—	(1,305)	—
Less: reclassification adjustment, net income taxes of $710					(1,377)

Other comprehensive income (loss), net of tax	—	—	—	(2,683)	$(2,682)	(2,683)

Total comprehensive income	—	—	—	—	$1,307	—

Stock dividend in the form of a three-for-two stock split	4,316	(4,316)	—	—		—
Exercise of stock options	190	291	—	—		481

BALANCE, DECEMBER 31, 2003	$12,966	$1,745	$6,393	$(1,749)		$19,355
Comprehensive income:
Net income	—	—	2,767	—	$2,767	2,767
Other comprehensive income, net of tax:
unrealized holding losses on securities available for sale, net of tax of $229	—	—	—	—	445	—
Less: reclassification adjustment, net income taxes of $135					(262)

Other comprehensive income, net of tax	—	—	—	183	$183	183

Total comprehensive income	—	—	—	—	$2,950	—

Exercise of stock options	281	309	—	—		590
Issuance of 1,481,470 shares of common stock	5,926	17,801	—	—		23,727

BALANCE, DECEMBER 31, 2004	$19,173	$19,855	$9,160	$(1,566)		$46,622

The accompanying notes are an integral part of these consolidated financial statements.	4

Alliance Bankshares Corporation

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,767	$3,989	$2,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,320	980	701
Provision for loan losses	886	396	478
Origination of loans held for sale	(235,043)	(236,004)	(156,261)
Proceeds from sale of loans held for sale	228,692	266,430	132,057
Gain on sale of loans	(5,362)	(6,325)	(2,995)
Net gain on sale of securities available-for-sale and trading	(397)	(2,087)	(1,122)
Deferred tax expense (benefit)	(113)	(86)	(112)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(344)	(2,273)	(1,258)
Other liabilities	(648)	284	1,327

Net cash provided by (used in) operating activities	(8,242)	25,304	(24,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	31,570	(22,582)	487
Purchase of investment securities available-for-sale	(188,529)	(246,587)	(193,404)
Proceeds from sale of securities available-for-sale	115,682	131,020	95,074
Proceeds from calls and maturities of securities available-for-sale	13,024	45,500	21,026
Paydowns on investment securities available-for-sale	25,813	23,629	10,696
Net increase in loan portfolio	(90,472)	(35,994)	(29,881)
Purchase of premises and equipment	(1,070)	(1,017)	(916)

Net cash (used in) investing activities	(93,982)	(106,031)	(96,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from:
Non-interest bearing deposits	39,413	(19,817)	51,694
Savings and NOW deposits	12,440	4,829	9,855
Money market deposits	10,545	(63)	4,824
Other time deposits	16,554	75,824	41,991
Repurchase agreements, federal funds purchased and other borrowings	10,101	769	22,267
FHLB Advances	7,000	2,500	—
Trust Preferred Capital Notes	—	10,310	—
Proceeds from exercise of stock options	590	481	—
Proceeds from issuance of common stock	23,727	—	—

Net cash provided by financing activities	120,370	74,833	130,631

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,146	(5,894)	8,950

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,321	17,215	8,265

CASH AND CASH EQUIVALENTS, END OF YEAR	$29,467	$11,321	$17,215

The accompanying notes are an integral part of these consolidated financial statements.	5

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

(Dollars in Thousands, except per share data)

1.	NATURE OF BUSINESS

Alliance Bankshares Corporation (“Bankshares”) is a bank holding company that conducts substantially all its operations through its subsidiaries. Alliance Bank Corporation (the “Bank”) is state-chartered and a member of the Federal Reserve System. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in Northern Virginia.

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

Basis of Presentation and Consolidation – The consolidated financial statements include the accounts of Alliance Bankshares Corporation, Alliance Bank Corporation, Alliance Home Funding, LLC, and Alliance Virginia Capital Trust I. In consolidation all significant inter-company accounts and transactions have been eliminated. FASB Interpretation No. 46 R requires that Bankshares no longer consolidate Alliance Virginia Capital Trust I. The subordinated debt of the trust is reflected as a liability of Bankshares.

Business - The Bank is a state-chartered commercial bank. We provide a broad array of commercial, retail and mortgage banking services and products to clients located in Northern Virginia and the greater Washington, D.C. Metropolitan area.

Use of estimates - In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Cash and cash equivalents - For the purposes of the consolidated Statements of Cash Flows, Bankshares has defined cash and cash equivalents as those amounts included in the balance sheet caption “Cash and due from banks.”

Securities – Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. At December 31, 2004 and 2003, Bankshares held no trading securities.

The pair off (simultaneous purchase and sale of investments with the net proceeds delivered to or from the brokerage house) of investments typically occurs when shifts in market conditions change the expected cashflows of the investment portfolio or when our overall balance sheet and liquidity requirements change. We have separately classified the pair off transactions as “net gain on trading activities” on the consolidated statements of income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of Bankshares to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans Held For Sale - Loans originated by AHF are designated as held for sale at the time of their origination. These loans are generally pre-sold with servicing released and AHF does not retain any interest or obligation after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). In addition, AHF requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Gain on sale of loans are recognized as loans are shipped to the investor.

Rate Lock Commitments – On March 13, 2002, the Financial Accounting Standards Board determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002. Accordingly, AHF adopted such accounting on July 1, 2002.

AHF enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002, such commitments were recorded to the extent of fees received. Fees received were subsequently included in the net gain or loss on sale of mortgage loans.

The cumulative effect of adopting SFAS No. 133 for rate lock commitments as of July 1, 2002 was not material.

Loans – The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans throughout the Washington, DC metropolitan area. The ability of

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions of the lending area.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and equipment – Furniture and equipment are stated at cost less accumulated depreciation and amortization and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation and amortization are recorded on the accelerated and straight-line methods.

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

Repurchase agreements – The Bank routinely enters into repurchase agreements with customers. As part of the repurchase agreements, the Bank uses marketable investment securities from its investment portfolio as collateral for the customer agreements. The repurchase agreements bear interest at a market rate.

Stock-based compensation – At December 31, 2004, Bankshares has a stock-based employee compensation plan, which is described more fully in Note 20. Bankshares accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if Bankshares had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	December 31,
	2004	2003	2002
Net income, as reported	$2,767	$3,989	$2,422
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net	(394)	(140)	(128)

Pro forma net income	$2,373	$3,849	$2,294

Earnings per share:
Basic, as reported	$0.61	$1.24	$0.76

Basic, pro forma	$0.52	$1.20	$0.72

Diluted, as reported	$0.57	$1.14	$0.74

Diluted, pro forma	$0.49	$1.10	$0.70

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

Off-balance-sheet instruments – In the ordinary course of business, Bankshares, through it’s banking subsidiary, has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and rate lock commitments. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Advertising and marketing expense – Advertising and marketing costs are expensed as incurred. Advertising and marketing costs as of December 31, 2004, 2003 and 2002 were $241 and $217 and $206, respectively.

Reclassifications – Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Account Pronouncements – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity need to be included in a Company’s consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated Bankshares’ investments in variable interest entities and potential variable interest entities or transactions, particularly in trust preferred securities structures because these transactions constitute Bankshares’ primary FIN 46 and FIN 46R exposure. The adoption of FIN 46 and FIN 46R did not have a material effect on Bankshares’ consolidated financial position or consolidated results of operations.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by Bankshares. Bankshares intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have any effect on consolidated financial position or consolidated results of operations.

On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. Bankshares has adopted the provisions of SAB 105. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either Bankshares’ consolidated financial position or consolidated results of operations.

Emerging Issues Task Force Issue No. (EITF) 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued and is effective March 31, 2004. The EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board decided to delay the effective date for the measurement and recognition guidance contained in Issue 03-1. This delay

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in Issue 03-1 was not delayed. Bankshares could be adversely impacted by full adoption of this EITF. Bankshares has a significant investment portfolio some of which includes instruments which have a loss due to changes in interest rates. We may need to sell some of these instruments in the ordinary course of business which could impact our accounting for the instruments.

EITF No. 03-16, “Accounting for Investments in Limited Liability Companies was ratified by the Board and is effective for reporting periods beginning after June 15, 2004.” APB Opinion No. 18, “The Equity Method of Accounting Investments in Common Stock,” prescribes the accounting for investments in common stock of corporations that are not consolidated. AICPA Accounting Interpretation 2, “Investments in Partnerships Ventures,” of Opinion 18, indicates that “many of the provisions of the Opinion would be appropriate in accounting” for partnerships. In EITF Abstracts, Topic No. D-46, “Accounting for Limited Partnership Investments,” the SEC staff clarified its view that investments of more than 3 to 5 percent are considered to be more than minor and, therefore, should be accounted for using the equity method. Limited liability companies (LLCs) have characteristics of both corporations and partnerships, but are dissimilar from both in certain respects. Due to those similarities and differences, diversity in practice exists with respect to accounting for non-controlling investments in LLCs. The consensus reached was that an LLC should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a non-controlling investment should be accounted for using the cost method or the equity method of accounting. Management does not anticipate that this guidance will have a material adverse effect on either Bankshares’ consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. Management does not anticipate that this guidance will have a material adverse effect on either Bankshares’ consolidated financial position or consolidated results of operations.

3.	INVESTMENT SECURITIES

The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2004 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government corporations and agencies	$57,663	$—	$(1,340)	$56,323
U.S. Government agency CMOs & PCMOs	76,370	48	(459)	75,959
U.S. Government agency MBS	45,534	89	(173)	45,450
Municipal securities	28,448	21	(559)	27,910
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,056	—	—	1,056
Federal Home Loan Bank	2,288	—	—	2,288

Total	$211,414	$158	$(2,531)	$209,041

Held-to-maturity securities:
Certificate of deposit	$100	$—	$—	$100

Total	$100	$—	$—	$100

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2003 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government corporations and agencies	$92,674	$17	$(1,613)	$91,078
U.S. Government agency CMOs	3,294	1	(28)	3,267
U.S. Government agency MBS	38,289	108	(397)	38,000
Municipal securities	41,659	143	(881)	40,921
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	428	—	—	428
Federal Home Loan Bank	1,250	—	—	1,250

Total	$177,649	$269	$(2,919)	$174,999

Held-to-maturity securities:
Certificate of deposit	$100	$—	$—	$100

Total	$100	$—	$—	$100

The amortized cost and fair value of securities as of December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issues may have the right to call or prepay obligations without any penalties. Management expects these securities to prepay or be called prior to their contractual maturity.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due after one year through five years	$—	$—	$100	$100
Due after five years through ten years	72,998	71,742	—	—
Due after ten years	135,017	133,900	—	—
Restricted securities	3,399	3,399	—	—

Total	$211,414	$209,041	$100	$100

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Proceeds from sales and calls of securities available for sale were $115.7 million, $131.0 million and $95.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Gross gains of $676 thousand, $2.1 million and $1.2 million and gross losses of $278 thousand, $61 thousand and $83 thousand were realized on these sales during 2004, 2003 and 2002, respectively. The tax provision applicable to these net realized gains amounted to $135 thousand, $710 thousand and $381 thousand, respectively.

At December 31, 2004 and 2003, securities with a carrying value of $142.1 million and $74.8 million, respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank advances, public deposits and for other purposes required or permitted by law.

The following table is a presentation of the aggregate amount of unrealized loss in investment securities as of December 31, 2004 and 2003. The aggregate is determined by summation of all the related securities that have a continuous loss at year end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of year end.

2004

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
US Government corporations and agencies	$—	$—	$56,323	$(1,340)	$56,323	$(1,340)
US Government agency CMOs and PCMOs	58,811	(459)	—	—	58,811	(459)
US Government agency MBS	18,689	(97)	2,646	(76)	21,335	(173)
Municipal Securities	12,636	(210)	8,946	(349)	21,582	(559)

Total temporarily impaired investment securities:	$90,136	$(766)	$67,915	$(1,765)	$158,051	$(2,531)

There are a total of 100 investment securities that have an unrealized loss as of December 31, 2004: 39 U.S. Government Agencies, 13 U.S. Government Agency CMO’s, 9 U.S. Government Agency MBS and 39 Municipal Securities. The investment securities are obligations of entities that are excellent credit risks. The impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Bankshares to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

2003

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
US Government corporations and agencies	$87,061	$(1,613)	$—	$—	$87,061	$(1,613)
US Government agency CMOs	984	(28)	—	—	984	(28)
US Government agency MBS	25,199	(397)	—	—	25,199	(397)
Municipal Securities	24,053	(881)	—	—	24,053	(881)

Total temporarily impaired investment securities:	$137,297	$(2,919)	$—	$—	$137,297	$(2,919)

4.	LOANS

Loans are summarized as follows at December 31:

	2004	2003
Real estate:
Residential real estate	$59,819	$37,281
Commercial real estate	71,432	37,444
Construction	38,578	11,264

Total real estate	169,829	85,989
Agricultural	278	283
Commercial	35,077	29,300
Consumer	4,020	3,190

Gross loans	209,204	118,762
Less: allowance for loan losses	(2,300)	(1,444)

Net loans	$206,904	$117,318

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

5.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows for the year ended December 31:

	2004	2003	2002
Balance, beginning of year	$1,444	$1,066	$610
Provision for loan losses	886	396	478
Loans charged off	(40)	(44)	(27)
Recoveries of loans charged off	10	26	5

Net charge-offs	(30)	(18)	(22)

Balance, end of year	$2,300	$1,444	$1,066

As of December 31, 2004 and 2003, impaired loans for which an allowance has been provided amounted to $1.3 million and $383 thousand, respectively. The allowance provided for such loans amounted to $161 thousand and $146 thousand, respectively. As of December 31, 2004 and 2003 the average balance of the impaired loans was $110 thousand and $96 thousand with interest income recognized on an accrual basis of $73 thousand and $17 thousand, respectively. For all reporting periods presented, Bankshares’ did not have any impaired loans for which an allowance was not provided. In addition, as of December 31, 2002, Bankshares’ did not have any impaired loans.

As of December 31, 2003, there was a single loan on nonaccrual status totaling $20 thousand compared to no nonaccrual loans at December 31, 2004 and 2002.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31:

	2004	2003
Leasehold improvements	$894	$813
Furniture, fixtures and equipment	3,238	2,249

	4,132	3,062

Less: accumulated depreciation and amortization	(1,976)	(1,298)

Premises and equipment, net	$2,156	$1,764

Depreciation and amortization charged to operations in 2004, 2003 and 2002 totaled $679 thousand, $543 thousand and $353 thousand, respectively.

7.	FEDERAL HOME LOAN BANK ADVANCES

Bankshares’ variable and fixed-rate debt of $20,000 and $13,000 at December 31, 2004 and 2003, respectively, matures through 2011. The variable rate advances adjust quarterly based on LIBOR plus 3 basis points. Bankshares also has one fixed-rate advance with an interest rate of 4.52%. At December 31, 2004, the interest rates ranged from 2.04% to 4.52%. At December 31, 2004, the weighted average interest rate was 3.28%.

As of December 31, 2004, we have a credit line of $105.0 million with the Federal Home Loan Bank of Atlanta. In order to borrow under the arrangement we secure the borrowings with investment securities and loans. As of December 31, 2004, we pledged investment securities with a par value of $100.1 million to facilitate current and future transactions.

The contractual maturities of the current long-term Federal Home Loan Bank of Atlanta are as follows:

2008	$10,000
2009	7,000
2011	3,000

$20,000

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

8.	TRUST PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Bankshares under the caption “Trust Preferred Capital Securities Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2004 was 5.64%.

9.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2004	2003	2002
Current	$977	$1,583	$951
Deferred tax provision (benefit)	(113)	(86)	(112)

Income tax expense	$864	$1,497	$839

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2004	2003	2002
Computed at the expected statutory rate	$1,235	$1,865	$1,109
Tax exempt income, net	(378)	(450)	(302)
State income tax expense	—	40	—
Other	7	42	32

Income Tax Expense	$864	$1,497	$839

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

     The components of the net deferred tax assets and liabilities are as follows:

	2004	2003
Deferred tax assets:
Bad debt expense	$773	$481
Deferred rent	21	18
Other	—	17
Unrealized loss on securities available-for-sale	807	901

	1,601	1,417

Deferred tax liabilities:
Deferred loan fees (costs), net	26	48
Depreciation and amortization	106	9
Other	90	—

	222	57

Net defered tax assets	$1,379	$1,360

10. OPERATING EXPENSES

     The components of other operating expenses for the years ended December 31, were as follows:

	2004	2003	2002
Business development	$605	$549	$465
Office expense	767	735	518
Bank operations expense	920	746	565
Data processing & professional fees	1,146	775	596
Other	671	563	364

Total	$4,109	$3,368	$2,508

11. RELATED PARTY TRANSACTIONS AND LETTERS OF CREDIT

Bankshares grants loans and letters of credit to its executive officers, directors and their affiliated entities. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features. The aggregate amount of such loans outstanding at December 31, 2004 and 2003 was approximately $674 thousand and $622 thousand, respectively. During 2004, new loans and line of credit advances to such related parties amounted to $507 thousand in the aggregate and payments amounted to $455 thousand in the aggregate.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Bankshares also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2004 and 2003 amounted to $4.3 million and $3.9 million, respectively.

12. COMMITMENTS AND CONTINGENCIES

As members of the Federal Reserve System, Bankshares is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2004 and 2003, the aggregate amounts of daily average required balances were $15.3 million and $6.6 million, respectively.

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

Total rental expense for the occupancy lease for the year ended December 31, 2004, 2003 and 2002 was $963 thousand, $725 thousand, and $382 thousand, respectively. Bankshares also leases office equipment and vehicles pursuant to operating leases with various expiration dates. Total rental expense for office equipment and vehicles for the years ended December 31, 2004, 2003 and 2002 was $147 thousand, $136 thousand and $72 thousand, respectively.

At December 31, 2004, minimum annual rental commitments under these leases (in thousands) are as follows:

2005	$791
2006	803
2007	704
2008	574
2009	398
Thereafter	1,023

Total	$4,293

Bankshares signed a lease for a future mortgage office site. The lease commencement date is March 2005 with rent commencing immediately upon execution. The lease has a five year term with one five year renewal option and annual rent of approximately $158 thousand plus 2.75% annual increases. Bankshares will also be liable for their proportionate share of operating expenses and real estate taxes.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Cash Flow Information:

	2004	2003	2002
Interest paid during the year	$6,916	$5,076	$3,107

Income taxes paid during the year	$1,149	$2,255	$487

Supplemental Disclosures of Noncash Activities:

Fair value adjustment for securities	$277	$(4,063)	$2,157

14. DEPOSITS

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2004 and 2003 was $81,859 and $70,261, respectively.

At December 31, 2004, the scheduled maturities of time deposits (in thousands) are as follows:

2005	$64,782
2006	49,940
2007	5,685
2008	14,785
2009	27,355

Total	$162,547

Brokered deposits totaled $58.3 million and $61.2 million at December 31, 2004 and 2003, respectively.

15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Bankshares, through its banking subsidiary, is party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Bankshares’ exposure to credit loss is represented by the contractual amount of these commitments. Bankshares follows the same credit policies in making commitments and as it does for on-balance-sheet instruments.

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$64,640	$57,712
Standby letters of credit	3,085	1,867

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

At December 31, 2004, Bankshares had rate lock commitments to originate mortgage loans totaling $4.1 million and loans held for sale of $24.7 million. It is management’s intent to enter into corresponding commitments, on a best-efforts basis, to sell these loans to third-party investors.

From time to time Bankshares will enter into forward purchase agreements for investment securities. These purchases generally will settle within 90 days of the end of the reporting period. As of December 31, 2004, Bankshares entered into various forward purchase commitments amounting to $3.7 million.

Bankshares maintains cash accounts and Federal funds sold in other commercial banks. The amount on deposit with correspondent institutions, including Federal funds sold at December 31, 2004, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $1.4 million.

16. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the Washington, DC metropolitan area. The concentrations of credit by type of loan are set forth in Note 4.

17. EMPLOYEE BENEFITS

Bankshares has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate immediately on employment provided they are age 21 or older. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. Bankshares currently matches 50% of employee contributions up to 6%. Matching contributions totaled $56 thousand, $43 thousand and $29 thousand, for the years ended December 31, 2004, 2003 and 2002, respectively. Bankshares may also make, but is not required to make, a discretionary contribution for each participant. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. No contributions were made by Bankshares during the years ended December 31, 2004 and 2003.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for Bankshares’ various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of Bankshares.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, Short-Term Investments and Federal Funds Sold

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities

For securities and marketable equity securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. For other securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying value of restricted stock approximates fair value based on the redemption provisions of the issuers.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

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

At December 31, 2004 and 2003, the carrying amounts of loan commitments and standby letters of credit were immaterial.

The estimated fair values of Bankshares’ financial instruments are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$29,467	$29,467	$11,321	$11,321
Federal funds sold	1,139	1,139	32,709	32,709
Securities	209,141	209,141	175,099	175,099
Loans, net	206,904	205,625	117,318	117,696
Loans held for sale	24,746	24,746	13,033	13,033
Accrued interest receivable	2,687	2,687	2,171	2,171

Financial liabilities:
Noninterest-bearing deposits	$128,287	$128,287	$88,874	$88,874
Interest-bearing deposits	227,404	228,163	187,865	187,557
Short-term borrowings	45,352	44,890	35,251	35,272
FHLB advances	20,000	20,000	13,000	13,032
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	751	751	816	816

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

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

19. REGULATORY MATTERS

The Bank, as a state bank, is subject to the dividend restrictions set forth by the Bureau of Financial Institutions of the Commonwealth of Virginia (the “Bureau”). Under such restrictions, the Bank may not, without the prior approval of the Bureau, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. As of December 31, 2004, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval, totaled $9.8 million or 21.1% of consolidated net assets. As of December 31, 2004, 2003 and 2002, no dividends were declared.

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that Bankshares and the Bank meet all capital adequacy requirements to which it is subject.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Bankshares and the Bank’s actual capital amounts and ratios are also presented in the table below (in thousands).

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets) Consolidated	$60,488	22.3%	$21,689	8.0%	N/A	N/A
Alliance Bank Corporation	$47,161	17.4%	$21,628	8.0%	$27,035	10.0%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$58,188	21.5%	$10,845	4.0%	N/A	N/A
Alliance Bank Corporation	$44,861	16.6%	$10,814	4.0%	$16,221	6.0%
Tier 1 Capital (to Average Assets) Consolidated	$58,188	11.6%	$20,025	4.0%	N/A	N/A
Alliance Bank Corporation	$44,861	9.0%	$20,003	4.0%	$25,004	5.0%

As of December 31, 2003:
Total Capital (to Risk Weighted Assets) Consolidated	$32,548	18.4%	$14,147	8.0%	N/A	N/A
Alliance Bank Corporation	$28,407	16.1%	$14,113	8.0%	$17,642	10.0%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$26,380	15.0%	$7,073	4.0%	N/A	N/A
Alliance Bank Corporation	$26,963	15.3%	$7,057	4.0%	$10,585	6.0%
Tier 1 Capital (to Average Assets) Consolidated	$26,380	7.0%	$15,027	4.0%	N/A	N/A
Alliance Bank Corporation	$26,963	7.3%	$14,691	4.0%	$18,363	5.0%

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

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	December 31,
	2004	2003	2002
Dividend yield	0.00%	0.00%	0.00%
Expected life	6.60 years	6.82 years	10 years
Expected volatility	25.89%	25.79%	30.13%
Risk-free interest rate	3.76%	3.04%	3.81%

     A summary of the status of Bankshares stock option plan is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	588,950	$6.23	512,663	$4.63	440,663	$4.47
Granted	180,300	18.00	145,625	11.01	72,000	5.59
Forfeited	(43,300)	14.59	(563)	5.39	—	—
Exercised	(68,362)	4.55	(68,775)	4.50	—	—

Outstanding at December 31	657,588	$5.62	588,950	$6.23	512,663	$4.63

Exercisable at end of year	386,681		415,341		482,091

Weighted-average fair value per option of options granted during the year	$4.96		$4.59		$3.78

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

     The status of the options outstanding at December 31, 2004 is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
5 years	294,413	$4.45	294,413	$4.45
7 years	16,875	$4.89	16,875	$4.89
8 years	59,850	$5.59	54,000	$5.44
9 years	131,150	$10.93	21,394	$10.89
10 years	155,300	$18.09	—	$—

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

	2004		2003		2002
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	4,546,117	$0.61	3,208,169	$1.24	3,172,653	$0.76

Effect of dilutive securities, stock options	326,964		296,200		111,680

Diluted earnings per share	4,873,081	$0.57	3,504,369	$1.14	3,284,333	$0.74

Average shares of 184,000 and 21,000 have been excluded from the earnings per share calculation for 2004 and 2003, because their effects were anti-dilutive. No shares were excluded in the 2002 calculation.

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

On February 23, 2004, we issued 1,481,470 shares of common stock in a registered public offering at a price of $17.00 per share before commissions and expenses. Gross proceeds amounted to $25.2 million. Net proceeds after commissions but prior to other offering expenses were approximately $23.9 million. A portion of the new capital was downstreamed from Bankshares to the banking subsidiary, Alliance Bank. Bankshares is using the net proceeds from this offering to provide additional capital to the Bank to support anticipated increases in our loans and deposits as our business grows.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

23. PARENT ONLY FINANCIAL INFORMATION

ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)

Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets
Cash	$12,743	$3,954
Investment in subsidiaries	43,295	25,107
Other assets	966	727

Total assets	$57,004	$29,788

Liabilities
Trust preferred capital notes	$10,310	$10,310
Other liabilities	72	123

Total liabilities	$10,382	$10,433

Stockholders’ Equity
Common stock	$19,173	$12,966
Capital surplus	19,855	1,745
Retained earnings	9,160	6,393
Accumulated other comprehensive (loss), net	(1,566)	(1,749)

Total stockholders’ equity	$46,622	$19,355

Total liabilities and stockholders’ equity	$57,004	$29,788

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)

Statements of Income
For the Periods Ended December 31, 2004, 2003 and 2002*

	2004	2003	2002
Income
Interest income	$—	$1	$—

Expenses
Interest expense	$534	$249	$—
Professional fees	57	86	—
Other expense	69	66	—

Total expense	$660	$401	$—

Loss before income tax (benefit) and undistributed income of subsidiaries	$(660)	$(400)	$—

Income tax (benefit)	(251)	(147)	—

Loss before undistributed income of subsidiaries	$(409)	$(253)	$—

Undistributed income of subsidiaries	3,176	4,242	2,422

Net income	$2,767	$3,989	$2,422

*The period ended December 31, 2002 represents the period from inception of Alliance Bankshares Corporation thru December 31, 2002.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)

Statements of Cash Flows
For the Periods Ended December 31, 2004, 2003 and 2002*

	2004	2003	2002
Cash Flows from Operating Activities
Net income	$2,767	$3,989	$2,422
Adjustments to reconcile net income to net cash (used in) operating activities:
Undistributed income of subsidiaries	(3,176)	(4,242)	(2,422)
Increase in other assets	(170)	(727)	—
Increase in accrued expenses	51	123	—

Net cash (used in) operating activities	(528)	(857)	—

Cash Flows from Investing Activities
Increase in investment in subsidiaries	(15,000)	(5,980)	—

Net cash (used in) investing activities	(15,000)	(5,980)	—

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	24,317	481	—
Proceeds from trust preferred capital notes	—	10,310	—

Net cash provided by financing activities	24,317	10,791	—

Cash and Cash Equivalents
Net Increase in Cash and Cash Equivalents	8,789	3,954	—
Beginning of Year	3,954	—	—

End of Year	$12,743	$3,954	$—

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

The following table presents segment information for the years ended December 31, 2004, 2003 and 2002:

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	2004
	(in thousands)
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$19,177	$1,447	$(1,473)	$19,151
Gain on sale of loans	—	5,362	—	5,362
Other	785	34	—	819

Total operating income	19,962	6,843	(1,473)	25,332

Expenses:
Interest expense	6,852	1,473	(1,473)	6,852
Provision for loan loss	886	—	—	886
Salaries and employee benefits	3,535	4,304	—	7,839
Other	5,033	1,091	—	6,124

Total operating expenses	16,306	6,868	(1,473)	21,701

Income before income taxes	$3,656	$(25)	$—	$3,631

Total assets	$477,738	$29,278	$(27,296)	$479,720

Capital expenditures	$800	$270	$—	$1,070

	2003
	(in thousands)
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$14,678	$1,720	$(1,781)	$14,617
Gain on sale of loans	—	6,325	—	6,325
Other	2,426	23	—	2,449

Total operating income	17,104	8,068	(1,781)	23,391

Expenses:
Interest expense	5,407	1,781	(1,781)	5,407
Provision for loan losses	396	—	—	396
Salaries and employee benefits	2,863	4,283	—	7,146
Other	3,972	984	—	4,956

Total operating expenses	12,638	7,048	(1,781)	17,905

Income before income taxes	$4,466	$1,020	$—	$5,486

Total assets	$355,993	$20,508	$(19,453)	$357,048

Capital expenditures	$709	$308	$—	$1,017

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	2002
	(in thousands)
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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 8A. Controls and Procedures

     We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Alliance Bankshares to disclose material information otherwise required to be set forth in our periodic reports.

     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

     None.

PART III.

     Except as otherwise indicated, information called for by the following items under Part III is contained in the proxy statement for Alliance Bankshares’ 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) to be held on June 22, 2005.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Information with respect to Alliance Bankshares’ directors and audit committee is contained in the 2005 Proxy Statement under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference. All other information required by this item is contained in the 2005 Proxy Statement under the captions “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” and is incorporated herein by reference.

Item 10. Executive Compensation

     Information regarding executive compensation is contained in the 2005 Proxy Statement under the caption “Executive Compensation,” and is incorporated herein by reference. Information regarding director compensation is contained in the 2005 Proxy Statement under the caption “Director Compensation,” and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information concerning stock ownership by directors, executive officers and five percent beneficial owners is contained in the 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference. Information regarding equity securities of Alliance Bankshares that are authorized for issuance under equity compensation plans is contained in the 2005 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

     Information regarding transactions with management is contained in the 2005 Proxy Statement under the caption “Interest of Management in Certain Transactions,” and is incorporated herein by reference.

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

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(ii) of Regulation S-B. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1 *	Alliance Bankshares Corporation Stock Option Plan, as restated April 1, 2003 (incorporated by reference to Exhibit 99 to registration statement on Form S-8 (Registration No. 333-106264) filed June 19, 2003).

10.2*	Employment agreement between Alliance Bank and Thomas A. Young, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-QSB filed May 15, 2003).

10.3*	Employment agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-QSB filed May 15, 2003).

10.4*	Employment agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2003 (incorporated by reference to Exhibit 10.32 to Form 10-QSB filed May 15, 2003).

10.5*	Employment agreement between Alliance Bank and Robert H. Turley dated March 1, 2003 (incorporated by reference to Exhibit 10.33 to Form 10-QSB filed May 15, 2003).

10.6*	Employment agreement between Alliance Bank and Frank H. Grace, III dated January 13, 2004, as amended on February 27, 2004 (incorporated by reference to Exhibit 10.34 to Form 10-KSB filed April 1, 2004).

10.7*	Base Salaries of Named Executive Officers.

10.8*	Non-Employee Director Compensation.

21	Subsidiaries of the Registrant.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

* Management Contracts

Item 14. Principal Accountant Fees and Services

     Information regarding Principal Accounting Fees and Services is contained in the 2005 Proxy Statement under the caption “Principal Accounting Fees and Services” and “Pre-Approval Policies,” and is incorporated herein by reference.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION
(Registrant)

March 31, 2005	/s/ Thomas A Young, Jr.

Date	Thomas A. Young, Jr.
President & CEO
(principal executive officer)

March 31, 2005	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President & CFO,
Corporate Secretary
(principal financial and accounting officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2005	/s/ Thomas P. Danaher

Date	Thomas P. Danaher
Chairman of the Board of Directors

March 31, 2005	/s/ William M. Drohan

Date	William M. Drohan
Director

March 31, 2005	/s/ Lawrence N. Grant

Date	Lawrence N. Grant
Director

March 31, 2005	/s/ Harvey E. Johnson, Jr.

Date	Harvey E. Johnson, Jr.
Director

March 31, 2005	/s/ Serina Moy

Date	Serina Moy
Director

March 31, 2005	/s/ George S. Webb

Date	George S. Webb
Director

March 31, 2005	/s/ Robert G. Weyers

Date	Robert G. Weyers
Director

March 31, 2005	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr.
Director, President & CEO
(principal executive officer)

March 31, 2005	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President & CFO
(principal financial and accounting officer)