Form 10-Q
period 2005-03-31
ALLIANCE BANKSHARES CORP
filed 2005-05-16
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 000-49976

ALLIANCE BANKSHARES CORPORATION

(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	46-0488111 (I.R.S. Employer Identification No.)

14280 Park Meadow Drive Suite 350, Chantilly, Virginia 20151
(Address of principal executive offices) (Zip Code)

(703) 814-7200
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 12, 2005 the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 4,796,050.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
March 31, 2005, December 31, 2004 and March 31, 2004
(Dollars in thousands)

	March	December	March
	31,	31,	31,
	2005	2004	2004
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$22,025	$29,467	$23,962
Federal funds sold	71,363	1,139	99,641
Investment securities available-for-sale, at fair value	222,001	209,041	193,481
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	16,559	24,746	14,076
Loans, net of allowance for loan losses of $2,510, $2,300 and $1,509	222,254	206,904	123,204
Premises and equipment, net	2,347	2,156	1,971
Accrued interest and other assets	6,817	6,167	4,422

TOTAL ASSETS	$563,466	$479,720	$460,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$181,265	$128,287	$142,884
Savings and NOW deposits	53,554	37,034	28,599
Money market deposits	34,438	27,823	19,727
Other time deposits	175,862	162,547	160,390

Total deposits	445,119	355,691	351,600

Repurchase agreements, other borrowed funds	40,555	45,352	31,486
Federal Home Loan Bank advances	20,000	20,000	20,000
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	1,628	1,745	1,823
Commitments and contingent liabilities	—	—	—

Total liabilities	517,612	433,098	415,219

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized; 4,796,050, 4,793,349 and 4,743,424 shares issued and outstanding at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.	19,184	19,173	18,974
Capital surplus	19,870	19,855	19,644
Retained earnings	9,830	9,160	7,035
Accumulated other comprehensive loss, net:
Net unrealized loss on available-for-sale securities	(3,030)	(1,566)	(15)

Total stockholders’ equity	45,854	46,622	45,638

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$563,466	$479,720	$460,857

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation

Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2005 and 2004
(Dollars in thousands, except for per share data)

	2005	2004
INTEREST INCOME:
Loans	$3,624	$1,830
Investment securities	2,155	2,036
Federal funds sold	203	89

Total interest income	5,982	3,955

INTEREST EXPENSE:
Savings and NOW deposits	111	62
Other time deposits	1,286	986
Money market deposits	120	67
Borrowings	585	400

Total interest expense	2,102	1,515

Net interest income	3,880	2,440

Provision for loan losses	212	85

Net interest income after provision for loan losses	3,668	2,355

OTHER INCOME:
Deposit account service charges	49	40
Gain on loan sales	624	1,129
Net gain (loss) on sale of available-for-sale securities	(27)	277
Net gain on trading activities	—	22
Other operating income	74	71

Total other income	720	1,539

OTHER EXPENSES:
Salaries and employee benefits	1,946	1,744
Occupancy expense	296	291
Equipment expense	187	157
Operating expenses	1,262	889

Total other expenses	3,691	3,081

INCOME BEFORE INCOME TAXES	697	813

Income tax expense	27	171

NET INCOME	$670	$642

Net income per common share, basic	$0.14	$0.17

Net income per common share, diluted	$0.13	$0.15

Weighted average number of shares, basic	4,795,825	3,866,312

Weighted average number of shares, diluted	5,103,873	4,259,043

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2005 and 2004
(Dollars in thousands, except for per share data)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2003	$12,966	$1,745	$6,393	$(1,749)		$19,355

COMPREHENSIVE INCOME:

Net income	—	—	642	—	$642	642
Other comprehensive income, net of tax:
unrealized holding gains on securities available-for-sale, net of tax of $995	—	—	—	—	1,931
Less: reclassification adjustment, net income taxes of $102	—	—	—	—	(197)	—

Other comprehensive income, net of tax	—	—	—	1,734	1,734	1,734

Total comprehensive income	—	—	—	—	$2,376	—

Exercise of stock options	82	99	—	—		181
Issuance of 1,481,470 shares of common stock	5,926	17,800	—	—		23,726

BALANCE, MARCH 31, 2004	$18,974	$19,644	$7,035	$(15)		$45,638

BALANCE, DECEMBER 31, 2004	$19,173	$19,855	$9,160	$(1,566)		$46,622

COMPREHENSIVE INCOME:

Net income	—	—	670	—	$670	670
Other comprehensive income (loss), net of tax:
unrealized holding gains (losses) on securities available-for-sale, net of tax of $664	—	—	—	—	(1,291)	—
Less: reclassification adjustment, net income taxes of $89	—	—	—	—	(173)	—

Other comprehensive income (loss), net of tax	—	—		(1,464)	(1,464)	(1,464)

Total comprehensive income (loss)	—	—	—	—	$(794)	—

Exercise of stock options	11	15	—	—		26

BALANCE, MARCH 31, 2005	$19,184	$19,870	$9,830	$(3,030)		$45,854

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation

Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2005 and 2004
(Dollars in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$670	$642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	36	184
Provision for loan losses	212	85
Origination of loans held for sale	(46,565)	(49,481)
Proceeds from sale of loans held for sale	55,376	49,567
Gain on loan sales	(624)	(1,129)
Gain on sale of securities available-for-sale and trading	27	(299)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	103	489
Other liabilities	(117)	(570)

Net cash provided by (used in) operating activities	9,118	(512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(70,224)	(66,932)
Purchase of securities available-for-sale	(44,223)	(91,675)
Proceeds from sale of securities available-for-sale	19,964	61,371
Proceeds from calls and maturities of securities available-for-sale	2,000	12,072
Purchase of trading securities	—	(2,034)
Proceeds from sale of trading securities	—	2,056
Paydowns on securities available-for-sale	7,192	2,608
Net increase in loans	(15,562)	(5,971)
Purchase of premises and equipment	(364)	(345)

Net cash (used in) investing activities	(101,217)	(88,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from:
Non-interest bearing deposits	52,978	54,010
Savings and NOW deposits	16,519	4,005
Money market deposits	6,616	2,449
Other time deposits	13,315	14,397
Repurchase agreements, federal funds purchased and other borrowings	(4,797)	(3,765)
FHLB Advances	—	7,000
Proceeds from exercise of stock options	26	181
Proceeds from issuance of common stock	—	23,726

Net cash provided by financing activities	84,657	102,003

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,442)	12,641

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,467	11,321

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,025	$23,962

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements

1. General

     On August 16, 2002, pursuant to an Agreement and Plan of Reorganization dated May 22, 2002 between Alliance Bankshares Corporation (“Bankshares”) and Alliance Bank Corporation (the “Bank”), and approved by the shareholders of the Bank at an annual meeting held on July 30, 2002, the shareholders of the Bank exchanged their common stock for common stock of Bankshares. On the same date, the reorganization was completed the Bank became a wholly owned subsidiary of Bankshares. The shares of common stock of the Registrant issued in connection with the reorganization were exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 3(a)(12) of the Act. The Bank is headquartered in Fairfax County, Virginia where it also operates its main office. During the period July 24, 1996, the date of incorporation, to June 25, 1998, the date the Bank received its charter from the State of Virginia, the Bank devoted its efforts to activities necessary to commence operations as a bank. The Bank commenced regular operations on November 16, 1998 and is supervised by the Board of Governors of the Federal Reserve System and the Virginia Bureau of Financial Institutions. The Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in Northern Virginia.

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

     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of March 31, 2005, December 31, 2004 and March 31, 2004, the results of operations for the three month period ended March 31, 2005 and 2004, and cash flows for the three month period ended March 31, 2005 and 2004. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     Operating results for the three month period ended March 31, 2005 and 2004 are not necessarily indicative of full year financial results.

     At March 31, 2005 and 2004, Bankshares has one stock-based compensation plan. Bankshares accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004 had the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

     On April 27, 2005 the Board of Directors approved the immediate vesting of all unvested “underwater” stock options held by executive officers, directors and employees as of March 31, 2005. Refer to Note 9, Subsequent Event.

	For the Three Months Ended
	March 31,
	2005	2004
	(dollars in thousands, except per share amounts)
Net income, as reported	$670	$642
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(95)	(102)
Pro forma net income	$(575)	$540
Basic earnings per share:
As reported	$0.14	$0.17
Pro forma	$0.12	$0.14
Diluted earning per share:
As reported	$0.13	$0.15
Pro Forma	$0.11	$0.13

The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005, and 2004, respectively: price volatility of 23.88% and 26.15%, risk-free interest rates of 3.50% and 3.83%, dividend rate of 0.00% and expected lives up to 10 years.

2. Investment Securities

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at March 31, 2005 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations and Agencies	$55,663	$—	$(1,587)	$54,076
U.S. Government Agency CMOs & PCMOs	96,330	—	(1,372)	94,958
U.S. Government Agency MBS	41,637	—	(636)	41,001
Municipal Securities	29,992	1	(996)	28,997
Restricted Stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,056	—	—	1,056
Federal Home Loan Bank	1,858	—	—	1,858

Total Available-for-Sale Securities	$226,591	$1	$(4,591)	$222,001

Held-to-Maturity Securities:
Certificate of Deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2004 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations and Agencies	$57,663	$—	$(1,340)	$56,323
U.S. Government Agency CMOs and PCMOs	76,370	48	(459)	75,959
U.S. Government Agency MBS	45,534	89	(173)	45,450
Municipal Securities	28,448	21	(559)	27,910
Restricted Stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,056	—	—	1,056
Federal Home Loan Bank	2,288	—	—	2,288

Total Available-for-Sale Securities	$211,414	$158	$(2,531)	$209,041

Held-to-Maturity Securities:
Certificate of Deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The following tables are a presentation of the aggregate amount of unrealized loss in investment securities as of March 31, 2005 and December 31, 2004. The aggregate is determined by summation of all the related securities that have a continuous loss at year end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of year end.

	March 31, 2005
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
US Government Corporations & Agencies	$—	$—	$54,076	$(1,587)	$54,076	$(1,587)
US Government Agency CMOs & PCMOs	73,603	(873)	21,355	(499)	$94,958	$(1,372)
US Government Agency MBS	30,536	(341)	10,463	(295)	$40,999	$(636)
Municipal Securities	12,114	(262)	16,547	(734)	$28,661	$(996)

Total temporarily impaired investment securities:	$116,253	$(1,476)	$102,441	$(3,115)	$218,694	$(4,591)

     As of March 31, 2005, 132 investment securities have an unrealized loss totaling $(4.6) million. They are comprised of the following: 26 U.S. Government Agency Securities, 37 U.S. Government Agency and Other CMOs, 17 U.S. Government Agency MBS, and 52 Municipal Securities. The investment securities are obligations of entities that are excellent credit risks. The impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.

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

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
US Government Corporations & Agencies	$—	$—	$56,323	$(1,340)	$56,323	$(1,340)
US Government Agency CMOs & PCMOs	58,811	(459)	—	—	$58,811	$(459)
US Government Agency MBS	18,689	(97)	2,646	(76)	$21,335	$(173)
Municipal Securities	12,636	(210)	8,946	(349)	$21,582	$(559)

Total temporarily impaired investment securities:	$90,136	$(766)	$67,915	$(1,765)	$158,051	$(2,531)

3. Loans

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	March 31,		December 31,
	2005		2004
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Commercial	$37,496	16.7%	$35,077	16.8%
Commercial real estate	74,535	33.2%	71,432	34.2%
Real estate construction	41,587	18.5%	38,578	18.4%
Residential real estate	67,386	30.0%	59,819	28.6%
Consumer	3,483	1.5%	4,020	1.9%
Agricultural	277	0.1%	278	0.1%
Less: unearned discount & fees	0	0.0%	0	0.0%

Total Loans	$224,764	100.0%	$209,204	100.0%

4. Allowance For Loan Losses

     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2005	2004	2004
	(dollars in thousands)
Balance, beginning of period	$2,300	$1,444	$1,444
Provision for loan losses	212	886	85
Loans charged off	(3)	(40)	(20)
Recoveries of loans Charged off	1	(10)	—

Net charge offs	(2)	(30)	(20)

Balance, end of period	$2,510	$2,300	$1,509

     The following table shows impaired loans as of the periods indicated and the allowance provided for such loans:

	March 31,	December 31,
	2005	2004
	(dollars in thousands)
Impaired loans for which an allowance has been provided	$1,317	$1,326

Total impaired loans	$1,317	$1,326

Allowance provided for impaired loans, included in the allowance for loan losses	$200	$161

5. Long Term Federal Home Loan Bank Advances

     Bankshares’ variable and fixed-rate debt of $20,000 at March 31, 2005 and December 31, 2004, matures through 2011. The variable rate advances adjust quarterly based on LIBOR plus 3 basis points. Bankshares also has one fixed-rate advance with an interest rate of 4.52%. At March 31, 2005, the interest rates ranged from 2.04% to 4.52%.

     The contractual maturities of the current long-term Federal Home Loan Bank of Atlanta are as follows for the periods indicated:

	March 31,	December 31,
	2005	2004
	(dollars in thousands)
2008	$10,000	$10,000
2009	7,000	7,000
2011	3,000	3,000

Total	$20,000	$20,000

6. Trust Preferred Capital Notes

     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Bankshares under the caption “Trust Preferred Capital Securities Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 6.16% on March 31, 2005 and 5.64% on December 31, 2004.

7. Earnings Per Share

     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2005		2004
		Per		Per
		Share		Share
Three Months Ended March 31,	Shares	Amount	Shares	Amount

Basic earnings per share	4,795,825	$0.14	3,866,312	$0.17

Effect of dilutive securities, stock options	308,048		392,731

Diluted earnings per share	5,103,873	$0.13	4,259,043	$0.15

Net Income utilized in the earnings per share calculations above:	$670,000		$642,000

     Average shares of 128,300 and 120,000 have been excluded from the quarterly calculation from the March 31, 2005 and March 31, 2004, respectively, because their effects were anti-dilutive.

8. Segment Reporting

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

     The following table presents segment information for the three months ended March 31, 2005 and 2004:

SEGMENT REPORTING

	March 31, 2005
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$6,043	$227	$(288)	$5,982
Gain on sale of loans	—	624	—	624
Other	93	3	—	96

Total operating income	6,136	854	(288)	6,702

Expenses:
Interest expense	2,102	288	(288)	2,102
Provision for loan loss	212	—	—	212
Salaries and employee benefits	1,182	764	—	1,946
Other	1,493	252	—	1,745

Total operating expenses	4,989	1,304	(288)	6,005

Income before income taxes	$1,147	$(450)	$—	$697

Total assets	$561,847	$21,504	$(19,885)	$563,466

Capital expenditures	$114	$250	$—	$364

	March 31, 2004
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$4,000	$163	$(208)	$3,955
Gain on sale of loans	—	1,129	—	1,129
Other	391	19	—	410

Total operating income	4,391	1,311	(208)	5,494

Expenses:
Interest expense	1,515	208	(208)	1,515
Provision for loan loss	85	—	—	85
Salaries and employee benefits	811	933	—	1,744
Other	1,092	245	—	1,337

Total operating expenses	3,503	1,386	(208)	4,681

Income before income taxes	$888	$(75)	$—	$813

Total assets	$459,928	$21,875	$(20,946)	$460,857

Capital expenditures	$228	$117	$—	$345

9. Subsequent Event

     On April 27, 2005, the Board of Directors of Alliance Bankshares Corporation approved the immediate vesting of all unvested “underwater” stock options held by executive officers, directors and employees as of March 31, 2005. A stock option was considered “underwater” if the option exercise price or strike price was greater than $14.50 per share, which was the opening market price of Bankshare’s common stock on the date of the board action. The other terms of the “underwater” stock options remain unchanged. As a result of this board action, 152,467 “underwater” stock options vested as of April 27, 2005.

     The Board’s decision to accelerate the vesting of these “underwater” stock options was made primarily to avoid recognizing compensation expense associated with these stock options in future financial statements upon Alliance’s adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment.” The acceleration of vesting of these underwater stock options eliminates approximately $787,000 of future compensation expense which Alliance would have been required to record as an income statement charge over the remaining vesting periods under the transitional provisions of SFAS No. 123R. The Board of Directors felt this action was prudent and in the best interests of shareholders. The compensation expense for the vesting of the “underwater” stock options will be reported in a proforma footnote disclosure in Alliance’s second quarter 2005 Form 10-Q.

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

Internet Access to Corporate Documents

     Information about Bankshares can be found on the Bank’s website at www.alliancebankva.com. Under “Documents/SEC Filings” in the Investor Relations section of the website, Bankshares posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings are available free of charge.

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

Overview

     For the three month period ending March 31, 2005, net income amounted to $670 thousand compared to $642 thousand for the same period in the prior year. The basic earnings per share were $.14 in the three months ending March 31, 2005 compared to the prior year earnings of $.17 per common share. The diluted earnings per share were $.13 in the three months ending March 31, 2005 compared to the prior year diluted earnings of $.15 per common share. Weighted average diluted shares outstanding were 5,103,873 in the three months ending March 31, 2005 compared to the prior year weighted average diluted shares outstanding of 4,259,043.

     Return on average equity on an annualized basis during the three months ended March 31, 2005 was 5.82% compared to 8.58% for the same period in 2004. Return on average assets on an annualized basis for the three months ended March 31, 2005 was .53% compared to .69% for the same period of 2004. Net interest margin was 3.38% for the three months ended March 31, 2005 compared to 2.95% for the three months ended March 31, 2004.

     Total assets amounted to $563.5 million as of March 31, 2005, an $83.8 million increase over the December 31, 2004 level of $479.7 million. This increase is primarily attributable to the growth in non-interest bearing deposits, up $53.0 million over the December 31, 2004 level of $128.3 million.

     As of March 31, 2005, total loans grew to $224.8 million compared to $209.2 million as of December 31, 2004, an increase of 7.4%.

     As of March 31, 2005, loans held for sale were $16.6 million compared to $24.7 million at December 31, 2004, and $14.1 million at March 31, 2004. The amount of loans originated were $46.6 million for the three months ended March 31, 2005 and $49.5 million for the three months ended March 31, 2004. Proceeds from the sale of loans held for sale were $55.4 million and $49.6 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

     The allowance for loan losses was $2.5 million as of March 31, 2005 or 1.12% of loans outstanding compared to $2.3 million as of December 31, 2004 or 1.10% of outstanding loans. (The ratios exclude loans held for sale.)

     Total deposits amounted to $445.1 million as of March 31, 2005, which represents a 25.1% increase from $355.7 million total deposits as of December 31, 2004. Included in this growth are non-interest bearing deposits, which increased by 41.3% in 2005 to $181.3 million, up $53.0 million above the December 31, 2004 level of $128.3 million. Demand deposits to total deposits increased to 40.7% as of March 31, 2005, compared to 36.1% as of December 31, 2004.

     Total stockholders’ equity was $45.9 million as of March 31, 2005 compared to the December 31, 2004 level of $46.6 million. Book value per common share was $9.56 as of March 31, 2005 compared to $9.73 as of December 31, 2004. The net unrealized loss on available-for-sale securities amounted to $(3.0) million, net of tax as of March 31, 2005 compared to a net unrealized loss on available-for-sale securities of $(1.6) million, net of tax as of December 31, 2004. The volatility in the treasury market has a corresponding impact on our overall mark to market adjustment.

     Management is not aware of any current recommendations by any regulatory authorities, which, if implemented, would have a material effect on Bankshares’ liquidity, capital resources or results of operations.

Results of Operations

     Net Interest Income. Net interest income for the three months ended March 31, 2005 was $3.9 million compared to $2.4 million for the same period in 2004. This represents an increase of 59.0% over the net interest income earned in the same period in 2004. The growth in net interest income is directly attributable to the significant asset growth that has occurred in our loan portfolio. Loan interest income doubled to $3.6 million in the first three months ended March 31, 2005 compared to $1.8 million for the same period in 2004.

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

Average Balances, Interest Income and Expense and Average Yield and Rates

	Quarter Ended March 31,
	2005			2004
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (1)	$236,773	$3,624	6.22%	$131,826	$1,830	5.57%
Investment securities (2)	210,044	2,270	4.39%	183,074	2,199	4.82%
Federal funds sold	33,806	203	2.44%	39,095	89	0.91%

Total interest earning assets	480,623	6,097	5.16%	353,995	4,118	4.67%
Non-interest earning assets:
Cash and due from banks	22,162			14,282
Premises and equipment	2,248			1,881
Other assets	7,185			5,573
Less: allowance for loan losses	(2,384)			(1,474)

Total non-interest earning assets	29,211			20,262

Total Assets	$509,834			$374,257

Liabilities and Shareholders’ Equity
Interest bearing liabilities:
Interest-bearing demand deposits	$35,334	$98	1.13%	$20,321	$54	1.07%
Money market deposit accounts	33,086	120	1.47%	18,489	68	1.48%
Savings accounts	4,406	13	1.20%	2,415	7	1.16%
Time deposits	172,760	1,286	3.03%	155,352	986	2.55%

Total interest-bearing deposits	245,586	1,517	2.51%	196,577	1,115	2.28%
FHLB Advances	20,000	144	2.93%	18,462	107	2.32%
Other borrowings	66,889	441	2.68%	44,356	293	2.65%

Total interest-bearing liabilities	332,475	2,102	2.57%	259,395	1,515	2.34%

Non-interest bearing liabilities:
Demand deposits	127,049			83,718
Other liabilities	3,529			1,043

Total liabilities	463,053			344,156
Stockholders’ Equity	46,781			30,101

Total Liabilities and Stockholders’ Equity	$509,834			$374,257

Interest Spread (3)			2.59%			2.32%

Net Interest Margin (4)		$3,995	3.38%		$2,603	2.95%

(1)	The bank had no nonaccruing loans in 2005 or in 2004.

(2)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilites.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $236.8 million for the three months ended March 31, 2005 compared to $131.8 million for the same period in 2004. The related interest income from loans was $3.6 million in 2005 compared to $1.8 million in 2004. The average yield on loans increased from 5.57% in 2004 to 6.22% in 2005.

     The investment securities income of $2.3 million (on a fully taxable equivalent basis) brought the interest income level to $6.1 million for the three months ended March 31, 2005. This represents an increase of $2.0 million over the 2004 level of $4.1 million. The first quarter tax equivalent yield on investment securities was 4.39% in 2005, which is 43 basis points lower than the 2004 level of 4.82%.

     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $203 thousand to interest income in the three month period ended March 31, 2005 compared to $89 thousand for the same period in 2004.

     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $332.5 million in three months ended March 31, 2005, which was $73.1 million greater than the 2004 level of $259.4 million.

     Interest expense for all interest-bearing liabilities amounted to $2.1 million in the first quarter of 2005, which was $587 thousand greater than the 2004 level of $1.5 million. Cost of interest bearing liabilities for the first quarter 2005 was 2.57 % or 23 basis points higher than the 2004 level of 2.34%.

     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Analysis

	Three Months Ended March 31,
	2005 compared to 2004
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(dollars in thousands)
Interest Earning Assets:
Investments	$71	$178	$(107)
Loans	1,794	1,565	229
Federal funds sold	114	(11)	125

Total Increase (Decrease) in Interest Income	1,979	1,732	247

Interest Bearing Liabilities:
Interest bearing deposits	402	211	191
Purchased funds	185	154	31

Total Increase (Decrease) in Interest Expense	587	365	222

Increase (Decrease) in Net Interest Income	$1,392	$1,367	$25

     Non-interest Income. Non-interest income amounted to $720 thousand during the three months ended March 31, 2005, a decrease of $819 thousand over the 2004 level of $1.5 million. The primary source of non-interest income is gains on the sale of residential mortgage loans thru Alliance Home Funding. Bankshares generated $624 thousand from the sale of mortgage loans for the first quarter of 2005, and $1.1 million in 2004. The mortgage banking activity and performance has a correlation to interest rates and number of mortgage loan officers on staff. The volatility in interest rates could result in slower mortgage production or lower levels of mortgage banking income.

     Another source of non-interest income is net gains on the sale of investment securities. Bankshares generated a net loss on the sale of investment securities of $(27) thousand in the first quarter of 2005 compared to the net gains of $277 thousand in the first quarter of 2004.

     Non-interest Expense. Non-interest expense in the three months ended March 31, 2005 amounted to $3.7 million compared to the 2004 level of $3.1 million. Salary and benefits expense for the three months ended March 31, 2005 was $1.9 million, or $202 thousand higher than the March 31, 2004 level of $1.7 million. The increase is related to the addition of personnel in the bank operations department due to expansions of business, as well as sign on incentives paid for the addition of mortgage banking staff. Occupancy and furniture and equipment costs for the three months ended March 31, 2005 were up $35 thousand over the 2004 level of $448 thousand. Other operating expenses amounted to $1.3 million for the three months ended March 31, 2005, compared to $889 thousand in 2004. Other operating expenses increased during the quarter due to increased marketing efforts, audit costs and professional fees.

     Alliance Home Funding. The first quarter mortgage banking production is typically the “softest” period. In addition, the basic operations of the mortgage banking subsidiary have been reorganized. Our production staffing level in the first quarter 2005 was lower than the staffing level in 2004. We are currently in the process of hiring additional staff with industry experience to meet our staffing needs. We appointed a new President of AHF in February 2005. With his proven leadership, experience and extensive network, we expect his knowledge to be a vital role in this turn around phase of AHF.

     For the first three months of 2005, loan sale gains were $624 thousand, compared to $1.1 million for the first three months of 2004. Loan originations for the first three months of 2005 were $46.6 million, a decrease of $2.9 million compared to $49.5 million for 2004. Because of the previously mentioned restructuring, the segment income of AHF was adversely impacted by marketing costs, recruiting costs and sign on bonuses for new mortgage loan originators. These costs impacted the first quarter results; however they should have a positive benefit to the organization in the future.

     The mortgage origination levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Generally, any sustained period of decreased economic activity or higher interest rates could adversely affect our mortgage originations and, consequently, reduce our income from mortgage banking activities. Another factor is employee turnover and the number of mortgage loan officers on staff. As a result, these conditions may adversely affect our net income. We attempt to mitigate our risks by offering adjustable rate mortgage products which typically have lower interest rates, pursuing purchase money mortgage transactions, expanding our loan origination staff and focusing our efforts in diverse multicultural markets.

     Income Taxes. We recorded $27 thousand in income tax expense in the first quarter of 2005 compared to $171 thousand in 2004. Bankshares’ effective tax rate was 3.9% for the quarter ended March 31, 2005 compared to 21.0% for the first quarter of 2004. The effective tax rate is lower than the statutory rate of 34% due to the benefits of our municipal bond portfolio and the tax benefits of $186 thousand associated with the Alliance Home Funding pre-tax loss.

Analysis of Financial Condition

     Investment Securities. We generally classify investment securities as available for sale under the classifications outlined in FASB Statement No. 115. In all periods presented, we had a single investment of $100,000 classified as held to maturity. We use the portfolio to manage excess liquidity, customer deposit volatility and asset/liability mix.

     In 2004 we developed and implemented an investment strategy focused on three key prongs, which we are still carrying out in 2005. The first prong focused on managing the base duration of the callable bond portions of the portfolio. The second prong focused on expanding the cash flowing portion of the investment portfolio. The final prong focused on managing the municipal bond or higher yielding portion of the portfolio. All of the strategies where undertaken within the context of the overall balance sheet and the then current investment portfolio and the overall investment market conditions.

     Our investment portfolio at March 31, 2005 and December 31, 2004 contained callable US agency securities, US agency collateralized mortgage obligations, US agency mortgage backed securities, state and municipal bonds, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. As of March 31, 2005 PCMOs, CMOs and MBS made up 61.2% of the portfolio, as compared to 58.2% at December 31, 2004. Municipal Securities were 13.1% of the portfolio as of March 31, 2005, as compared to 13.4% as of December 31, 2004. According to our policy, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities at March 31, 2005 or December 31, 2004. We actively manage our portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.

     Investment securities available for sale amounted to $222.0 million as of March 31, 2005, a $13.0 million increase over the December 31, 2004 level of $209.0 million. The growth in the investment security portfolio is directly related to the growth in deposits experienced in 2004. The effects of unrealized gains (losses) on the portfolio were ($4.6) million at March 31, 2005 and ($2.5) million at December 31, 2004. The unrealized losses amounted to 2.1% of the investment portfolio value as of March 31, 2005 and 1.1% of the investment portfolio value as of December 31, 2004.

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

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of March 31, 2005:

	March 31, 2005
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(dollars in thousands)
Available-for-Sale Securities:
US Government Corporations & Agencies	$—	0.00%	$3,434	4.32%	$48,265	4.36%	$3,964	5.87%	$55,663	4.46%
US Government Agency CMOs & PCMOs*	—	0.00%	—	0.00%	—	0.00%	96,330	4.35%	96,330	4.35%
US Government Agency MBS*	—	0.00%	—	0.00%	15,552	4.02%	26,085	4.20%	41,637	4.13%
States & Municipal Securities**	—	0.00%	—	0.00%	830	4.99%	29,162	5.69%	29,992	5.67%
Other Securities	—	0.00%	—	0.00%	—	0.00%	2,969	4.75%	2,969	4.75%

Total Available-for-Sale Securities	$—	0.00%	$3,434	4.32%	$64,647	4.28%	$158,510	4.62%	$226,591	4.52%

Held-to-Maturity Securities:
Certificate of Deposit	$—	0.00%	$100	2.35%	$—	0.00%	$—	0.00%	$100	2.35%

Total Held-to-Maturity Securities	$—	0.00%	$100	2.35%	$—	0.00%	$—	0.00%	$100	2.35%

*	Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

**	States & Municipal Securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

     Loan Portfolio. Our overall increase in the loan portfolio shows Bankshares’ continued focus on loan growth. The loan portfolio increased 7.5% for the period, rising to $224.8 million at March 31, 2005, compared to $209.2 million at December 31, 2004, and increased 80.3% compared to $124.7 million at March 31, 2004. This key focus shows we have more than doubled our portfolio in over a year.

     We categorize our loans into five general classifications: Commercial, Commercial Real Estate, Real Estate Construction, Residential Real Estate, and Consumer. We experienced significant growth in our total portfolio, with the strongest growth coming in our Commercial Real Estate, Real Estate Construction and Residential Real Estate categories.

     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. Commercial loans represent 16.7% of the loan portfolio, or $37.5 million as of March 31, 2005, an increase from $35.1 million and 16.8% of the loan portfolio at December 31, 2004, and $30.9 million and 24.8% of the loan portfolio at March 31, 2004.

     Commercial real estate loans (generally owner-occupied) were $74.5 million or 33.2% of the loan portfolio as of March 31, 2005. This compares to $71.4 million or 34.2% as of December 31, 2004 and $42.7 million or 34.2% as of March 31, 2004. Loans in this category are generally amortizing over 15-25 year periods and carry adjustable rates which re-set every 1 to 5 years, indexed against like-maturity Treasury instruments.

     The real estate construction segment of our loan portfolio includes two distinct categories: commercial construction which will convert to Commercial Real Estate Loans (the smaller group) and Residential Construction Loans to Builders for resale (the larger group and the faster growth part of the portfolio). Overall, our construction loan portfolio grew 278% over the past year. This category totaled $41.6 million or 18.5% of our portfolio as of March 31, 2005, compared to $38.6 million and 18.4% of the portfolio as of December 31, 2004, compared to $11.0 million or 8.8% as of March 31, 2004.

     Residential real estate loans (home equity and fixed rate trusts) were $67.4 million or 30.0% of the loan portfolio as of March 31, 2005. This is an increase of $7.6 million, or 12.7% over the December 31, 2004 balance of $59.8 million and an increase of $31.5 million or 87.7% over the March 31, 2004 balance of $35.9 million. This category consists of two different loan types: home equity loans (“HELOCs”, loans secured by secondary financing on residential real estate) which represent the most significant portion of the category and first mortgage loans secured by single family residences not held for sale through Alliance Home Funding.

     Consumer and other loans make up the balance of the loan portfolio as of March 31, 2005.

     Allowance for Loan Losses. The allowance for loan losses was $2.5 million at March 31, 2005, or 1.12% of loans outstanding, compared to $2.3 million or 1.21% of loans outstanding, at December 31, 2004. (These ratios exclude loans held for sale.) In the first three months of 2005, we had net charge-offs of $2 thousand compared to $30 thousand for the period ended December 31, 2004. All charge-offs and recoveries were in the consumer loan category.

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

     Nonperforming Assets. A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to us. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Alliance Bank and general economic conditions. At March 31, 2005 and December 31, 2004, Alliance Bank had no nonaccrual loans, nonperforming assets, restructured loans or OREO.

     Impaired Loans. As of March 31, 2005 and December 31, 2004, we had loans from eight borrowers that were recorded as “special mention” and “substandard” on our internal loan watch list. The principal amount of these impaired loans was $1.3 million. We have allocated a $200 thousand of our allowance for loan losses towards these specific loans. This compares to an impaired loan balance of $1.3 million as of December 31, 2004. The allowance for loan losses as of December 31, 2004 included a specific allocation for the impaired loans of $161 thousand.

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

     We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At March 31, 2005, the deposit portfolio was $445.1 million, a $89.4 million increase over the December 31, 2004 level of $355.7 million. We have seen growth in several key categories over the periods compared. Key deposit categories, such as NOW, money market and certificates of deposit have all grown in proportion to overall company growth. The effects of several deposit gathering and branching initiatives have allowed our deposit and customer base to continually expand.

     From time to time, we gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow us to fund loan and investment growth with minimal sales efforts. At March 31, 2005, we had $72.2 million in such deposits, compared to $58.3 million as of December 31, 2004. The balance of the $72.2 million and $58.3 million consists of two types of “brokered” deposits. At March 31, 2005 and December 31, 2004, we had $10.0 million of brokered deposits that relate to a state government program and $62.2 million and $48.3 million, respectively, of brokered deposits that are part of a periodic marketing program by a licensed broker on our behalf. We have entered into a series of brokered deposits as part of a corporate initiative to extend the maturity of liabilities. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our mortgage banking unit, Alliance Home Funding. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker .

     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. Customer repurchase agreements amounted to $40.1 million at March 31, 2005, compared to $29.9 million at December 31, 2004. Outstanding federal funds purchased were $15.0 million at December 31, 2004, compared to no outstanding federal funds purchased at March 31, 2005.

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

     Liquidity. Our overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our liquidity is impacted by the general growth of Alliance Bank, growth of Alliance Home Funding, the national and local mortgage refinance market and the investment portfolio. We use a variety of tools to manage our liquidity. These include pricing on loans and deposits, purchase or sale of investments, brokered deposits, the sale or participation of loans, and rates and fees on home mortgages. In addition, we have a variety of credit facilities at our disposal. Our funding department monitors our overall position daily. We can and will draw upon federal funds lines with correspondent banks, reverse repurchase agreement lines with correspondent banks and use FHLB advances. Our deposit customers frequently have lower deposit balances in the middle of each month. The deposit balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our overall balance sheet growth.

     Our liquidity is directly impacted by Alliance Home Funding. As interest rates decline, mortgage refinances and home purchases increase. In addition to the impact of interest rate movements, Alliance Home Funding has been adding production personnel which we expect will increase loan originations and funding requirements. Alliance Bank provides a warehouse line of credit to Alliance Home Funding. The funds advanced on this line allow us to originate and hold mortgages until they are sold to third party investors. In the first three months of 2005, advances under this line of credit averaged $21.0 million, compared to $15.0 million for the period ended March 31, 2004.

Our general liquidity management activities take into account current and expected warehouse line of credit needs.

     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Bankshares under the caption “Trust Preferred Capital Securities of Subsidiary Trust.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of March 31, 2005 was 6.16% compared to 5.64% on December 31, 2004.

     A portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier I capital. Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At March 31, 2005 and December 31, 2004 the entire amount was considered Tier I capital.

     Capital. Both Bankshares and Alliance Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $45.9 million as of March 31, 2005 and $46.6 million as of December 31, 2004. The decrease in equity is directly attributable to the unrealized loss on available-for-sale securities of $(1.5) million, net of deferred tax. Net income added $670 thousand to the equity as of March 31, 2005. Book value per share was $9.56 as of March 31, 2005 as compared to $9.73 as of December 31, 2004.

     Bankshares’ ability to pay cash dividends is restricted by banking regulations. We have not declared or paid cash dividends since inception. It is our stated policy to retain earnings to support future organizational growth.

     Bankshares is considered “well capitalized” as of March 31, 2005. The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	March 31,	December 31,
	2005	2004
	(dollars in thousands)
Tier I Capital:
Common stock	$19,184	$19,173
Capital surplus	19,870	19,855
Retained earnings	9,830	9,160
Less: disallowed assets	—	—
Add: Qualifying Trust Preferred Securities	10,000	10,000

Total tier I capital	58,884	58,188

Tier II Capital:
Allowance for loan losses	2,510	2,300
Trust Preferred Securities	—	—

Total tier II capital	2,510	2,300

Total Risk Based Capital	$61,394	$60,488

Risk weighted assets	$300,643	$271,118

Quarterly average assets	$509,834	$500,625

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	19.6%	21.5%	4.0%
Total risk based capital ratio	20.4%	22.3%	8.0%
Leverage ratio	11.5%	11.6%	4.0%
Equity to assets ratio	8.1%	9.7%	N/A

     The ratio of net income to average assets and average equity and certain other ratios are as follows:

	March 31,	December 31,
	2005	2004
	(dollars in thousands)
Average total assets	$509,834	$441,630

Average stockholders’ equity	$46,781	$40,279

Net income	$670	$2,767

Cash dividends declared	$—	$—

Return on average assets	0.53%	0.63%

Return on average shareholders’ equity	5.82%	6.87%

Average stockholders’ equity to average total assets	9.18%	9.12%

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

Contractual Obligations

     Bankshares has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The table does not include deposit liabilities or repurchase agreements entered into in the ordinary course of banking. The following table summarizes the Bankshares’ contractual cash obligations as of December 31, 2004.

	December 31, 2004
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in Thousands)
Trust Preferred Capital Notes	$10,310	$—	$—	$—	$10,310
Operating Leases	4,293	791	1,507	972	1,023
Federal Home Loan Bank Advances	20,000	—	—	17,000	3,000
Data Processing Services	1,456	511	945	—	—

Total	$36,059	$1,302	$2,452	$17,972	$14,333

     As of March 31, 2005, there have been no material changes to the contractual obligations listed above.

Off Balance Sheet Activities

     As of March 31, 2005, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-KSB for the year ended December 31, 2004.

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of FAS 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. On April 27, 2005 the Board of Directors approved the immediate vesting of all unvested

“underwater” stock options held by executive officers, directors and employees as of March 31, 2005. Refer to Note 9, Subsequent Event.

     In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact Bankshares results of operations at the present time.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     Interest Rate Sensitivity. In mid 2004, we began a project to enhance the sophistication of our current Asset Liability Management (“ALM”) processes. We engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project is the development of a more in-depth ALM model that measures Net Interest Income (“NII”) and Economic Value of Equity (“EVE”) results on a monthly basis. The results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and as of the most recent model run (March 2005); we are in compliance with all policy metrics. The short term interest rate model (NII) indicates we are asset sensitive. The long term model (EVE) indicates a stable to slightly declining EVE in a rising interest rate environment.

     Net Interest Income Sensitivity. Bankshares ALM process evaluates the effect of upward and downward changes in market interest rates of future net interest income. This analysis involves shocking the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of Bankshares’ shorter-term interest rate risk. This process is accomplished by maintaining the balance sheet over a period of time with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under various rate scenarios. These assumptions might include prepayments, the sensitivity of non-maturity deposit rates, and other factors deemed significant by Bankshares.

     The ALM results for March 31, 2005 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by .8%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 8.3%. The results in both a rising and declining interest rate environment are within the policy guidelines.

     Economic Value of Equity. The economic value process models the cashflows of financial instruments to maturity. The model incorporates growth and pricing assumptions to develop a baseline EVE. The interest rates used in the model are then shocked for an immediate increase or decrease in interest rates. The results of the shocked model are compared to the baseline results to determine the percentage change in EVE under the various scenarios. The resulting percentage change in EVE is an indication of the longer term repricing risk and options embedded in the balance sheet. Bankshares is in compliance with the board approved EVE guidelines in all scenarios.

     The table below shows as of March 31, 2005 ALM model results under various interest rate shocks:

	March 31, 2005
Interest Rate Shocks	NII	EVE
-100 bp	(8.3)%	0.27%
+100 bp	0.8%	(3.28)%
+200 bp	3.9%	(9.18)%

     Interest Rate Gap. In addition to the NII and EVE models management reviews our “static” gap position. The cumulative negative gap position within one year was $20.2 million, or (3.58%) of total assets, at March 31, 2005. The negative gap suggests that the net interest margin will decrease in a market of rising interest rates, as liabilities will reprice faster than assets. While this measurement technique is common in the financial services industry it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects the true short and long term interest rate exposure of Alliance. As an example, $138 million of the investment securities are classified as greater than five years due to the contractual maturity of the instruments. A significant portion of the securities are expected to provide cash flow within one to two years (the investment models suggest in excess of $50 million at base interest rates). The shifting of the cash flow to a more realistic measurement provides a significantly different picture of the interest sensitivity of the organization. The organization generally performs like an asset sensitive company rather than a liability sensitive organization. This is further validated by the NII model measures referenced previously.

     The following table reflects our March 31, 2005 “static” interest rate gap position:

	March 31, 2005
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest Earning Assets:
Investment securities	3,875	0	80,631	137,595	222,101
Loans held for sale	16,559	0	—	0	16,559
Loans	118,668	6,765	73,283	26,048	224,764
Interest bearing deposits	200	0	—	0	200
Federal funds sold	71,363	0	—	0	71,363

Total interest earning assets	210,665	6,765	153,914	163,643	534,987

Interest bearing liabilities:
Interest-bearing demand deposits	48,084	—	—	—	48,084
Money market deposit accounts	34,438	—	—	—	34,438
Savings accounts & IRAs	5,470	—	—	—	5,470
Time deposits	11,258	70,469	45,498	48,637	175,862

Total interest-bearing deposits	99,250	70,469	45,498	48,637	263,854

FHLB Advances	17,000	—	—	3,000	20,000
Repos	40,074	—	—	—	40,074
Other borrowings	481	—	—	—	481
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	167,115	70,469	45,498	51,637	334,719

Period Gap	$43,550	$(63,704)	$108,416	$112,006	$200,268

Cumulative Gap	$43,550	$(20,154)	$88,262	$200,268	$200,268

Cumulative Gap / Total Assets	7.73%	-3.58%	15.66%	35.54%	35.54%

     Interest Rate Risk Management Summary. As part of our interest rate risk management, we typically use the investment portfolio to balance our interest rate exposure. The pricing of deposits is adjusted within the market area to favor money market or certificates of deposits depending on the need for floating or fixed rate liabilities. The pricing of loan products is a function of interest rate risk management strategies and the market conditions in the area. In many cases, interest rate risk pricing desires are not consistent with the general market, which requires us to balance our interest rate risk through other products. An example of this is that in a rising rate environment, the loan customer typically prefers fixed rate loans and banks typically desire floating rate loans. In this example, we would add floating rate or adjustable securities or price certificates of deposit aggressively to balance the interest rate risk.

     The interest sensitivity position does not measure the impact of interest rate changes on the market value of our investment securities portfolio. Rising interest rates will cause a decline in the market value of our investment securities. A decline in the market value of the investment portfolio could make managing the net interest income exposure more difficult.

     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of March 31, 2005.

Item 4. Controls and Procedures

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

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information otherwise required to be set forth in our periodic reports.

     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K.

The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

21	Subsidiaries of the Registrant.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION
(Registrant)

May 16, 2005	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr.
President & CEO
(principal executive officer)

May 16, 2005	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President & CFO,
Corporate Secretary
(principal financial and accounting officer)