Form 10-Q
period 2005-06-30
ALLIANCE BANKSHARES CORP
filed 2005-08-15
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes ☐ No ☑

As of August 12, 2005 the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 4,799,050.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
June 30, 2005, December 31, 2004 and June 30, 2004
(Dollars in thousands)

	June	December	June
	30,	31,	30,
	2005	2004	2004
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$40,783	$29,467	$24,850
Federal funds sold	136,484	1,139	74,863
Investment securities available-for-sale, at fair value	232,329	209,041	199,922
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	19,981	24,746	27,072
Loans, net of allowance for loan losses of $2,868, $2,300 and $1,643	253,699	206,904	149,664
Premises and equipment, net	2,252	2,156	1,990
Accrued interest and other assets	6,408	6,167	6,889

TOTAL ASSETS	$692,036	$479,720	$485,350

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$267,230	$128,287	$162,105
Savings and NOW deposits	50,519	37,034	28,092
Money market deposits	26,727	27,823	24,121
Other time deposits	200,259	162,547	161,620

Total deposits	544,735	355,691	375,938

Repurchase agreements, federal funds purchased and other borrowings	66,430	45,352	35,300
Federal Home Loan Bank advances	20,000	20,000	20,000
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	1,976	1,745	1,597
Commitments and contingent liabilities	—	—	—

Total liabilities	643,451	433,098	443,145

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized; 4,796,050, 4,793,349 and 4,755,955 shares issued and outstanding at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	19,184	19,173	19,024
Capital surplus	19,870	19,855	19,687
Retained earnings	10,919	9,160	7,694
Accumulated other comprehensive loss, net:
Net unrealized loss on available-for-sale securities	(1,388)	(1,566)	(4,200)

Total stockholders’ equity	48,585	46,622	42,205

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$692,036	$479,720	$485,350

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2005 and 2004
(Dollars in thousands, except for per share data)

	2005	2004
INTEREST INCOME:
Loans	$4,222	$2,250
Investment securities	2,373	1,989
Federal funds sold	367	125

Total interest income	6,962	4,364

INTEREST EXPENSE:
Savings and NOW deposits	129	62
Other time deposits	1,486	1,061
Money market deposits	147	71
Borrowings	836	406

Total interest expense	2,598	1,600

Net interest income	4,364	2,764

Provision for loan losses	365	135

Net interest income after provision for loan losses	3,999	2,629

OTHER INCOME:
Deposit account service charges	41	47
Gain on loan sales	1,159	1,548
Net gain on sale of available-for-sale securities	22	18
Net gain on trading activities	—	9
Other operating income	75	48

Total other income	1,297	1,670

OTHER EXPENSES:
Salaries and employee benefits	1,973	1,936
Occupancy expense	363	323
Equipment expense	247	175
Operating expenses	1,353	1,005

Total other expenses	3,936	3,439

INCOME BEFORE INCOME TAXES	1,360	860

Income tax expense	271	201

NET INCOME	$1,089	$659

Net income per common share, basic	$0.23	$0.14

Net income per common share, diluted	$0.21	$0.13

Weighted average number of shares, basic	4,796,050	4,751,878

Weighted average number of shares, diluted	5,084,547	5,101,106

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2005 and 2004
(Dollars in thousands, except for per share data)

	2005	2004
INTEREST INCOME:
Loans	$7,846	$4,080
Investment securities	4,528	4,025
Federal funds sold	570	214

Total interest income	12,944	8,319

INTEREST EXPENSE:
Savings and NOW deposits	241	123
Other time deposits	2,772	2,047
Money market deposits	266	139
Borrowings	1,421	806

Total interest expense	4,700	3,115

Net interest income	8,244	5,204

Provision for loan losses	577	220

Net interest income after provision for loan losses	7,667	4,984

OTHER INCOME:
Deposit account service charges	90	87
Gain on loan sales	1,783	2,677
Net gain (loss) on sale of available-for-sale securities	(5)	295
Net gain on trading activities	—	31
Other operating income	149	119

Total other income	2,017	3,209

OTHER EXPENSES:
Salaries and employee benefits	3,919	3,680
Occupancy expense	659	614
Equipment expense	434	332
Operating expenses	2,615	1,894

Total other expenses	7,627	6,520

INCOME BEFORE INCOME TAXES	2,057	1,673

Income tax expense	298	372

NET INCOME	$1,759	$1,301

Net income per common share, basic	$0.37	$0.30

Net income per common share, diluted	$0.35	$0.28

Weighted average number of shares, basic	4,795,915	4,309,095

Weighted average number of shares, diluted	5,094,188	4,680,074

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2005 and 2004
(Dollars in thousands, except for per share data)
				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2003	$12,966	$1,745	$6,393	$(1,749)		$19,355

COMPREHENSIVE INCOME:

Net income	—	—	1,301	—	$1,301	1,301
Other comprehensive income, net of tax:
unrealized holding (loss) on securities available-for-sale, net of tax of $1,152	—	—	—	—	(2,235)	—
Less: reclassification adjustment, net income taxes of $110	—	—	—	—	(216)	—

Other comprehensive income (loss), net of tax	—	—	—	(2,451)	(2,451)	(2,451)

Total comprehensive income (loss)	—	—	—	—	$(1,150)	—

Exercise of stock options	132	142	—	—		274
Issuance of 1,481,470 shares of common stock	5,926	17,800	—	—		23,726

BALANCE, JUNE 30, 2004	$19,024	$19,687	$7,694	$(4,200)		$42,205

BALANCE, DECEMBER 31, 2004	$19,173	$19,855	$9,160	$(1,566)		$46,622

COMPREHENSIVE INCOME:

Net income	—	—	1,759	—	$1,759	1,759
Other comprehensive income, net of tax:unrealized holding gain on securities available-for-sale, net of tax of $93	—	—	—	—	181	—
Less: reclassification adjustment, net income taxes of $(2)	—	—	—	—	(3)	—

Other comprehensive income, net of tax	—	—	—	178	178	178

Total comprehensive income	—	—	—	—	$1,937	—

Exercise of stock options	11	15	—	—		26

BALANCE, JUNE 30, 2005	$19,184	$19,870	$10,919	$(1,388)		$48,585

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2005 and 2004
(Dollars in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,759	$1,301
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	67	584
Provision for loan losses	577	220
Origination of loans held for sale	(107,652)	(126,046)
Proceeds from sale of loans held for sale	114,200	114,684
Gain on loan sales	(1,783)	(2,677)
Gain on sale of securities available-for-sale and trading	5	(326)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(334)	178
Other liabilities	231	(796)

Net cash provided by (used in) operating activities	7,070	(12,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(135,345)	(42,154)
Purchase of securities available-for-sale	(69,438)	(117,585)
Proceeds from sale of securities available-for-sale	29,230	64,404
Proceeds from calls and maturities of securities available-for-sale	2,000	12,072
Purchase of trading securities	—	(4,060)
Proceeds from sale of trading securities	—	4,091
Paydowns on securities available-for-sale	15,489	12,475
Net increase in loans	(47,372)	(32,566)
Purchase of premises and equipment	(466)	(518)

Net cash (used in) investing activities	(205,902)	(103,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from:
Non-interest bearing deposits	138,943	73,231
Savings and NOW deposits	13,485	3,498
Money market deposits	(1,096)	6,843
Other time deposits	37,712	15,627
Repurchase agreements, federal funds purchased and other borrowings	21,078	49
FHLB Advances	—	7,000
Proceeds from exercise of stock options	26	274
Proceeds from issuance of common stock	—	23,726

Net cash provided by financing activities	210,148	130,248

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,316	13,529

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,467	11,321

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,783	$24,850

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. General
     Alliance Bankshares Corporation (“Bankshares”) is a bank holding company that conducts substantially all of its operations through its subsidiaries. Alliance Bank Corporation (the “Bank”) is state-chartered and a member of the Federal Reserve System. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in Northern Virginia.
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
     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of June 30, 2005, December 31, 2004 and June 30, 2004, the results of operations for the three month and six month periods ended June 30, 2005 and 2004, and cash flows for the six month periods ended June 30, 2005 and 2004. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.
     Operating results for the three month and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of full year financial results.
     At June 30, 2005 and 2004, Bankshares has one stock-based compensation plan. Bankshares accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.
     The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2005 and 2004 had the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, been adopted.

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net income, as reported	$1,089	$659	$1,759	$1,301
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(874)	(103)	(969)	(205)

Pro forma net income	$215	$556	$790	$1,096

Basic earnings per share:
As reported	$0.23	$0.14	$0.37	$0.30
Pro forma	$0.04	$0.12	$0.16	$0.25
Diluted earning per share:
As reported	$0.21	$0.13	$0.35	$0.28
Pro Forma	$0.04	$0.11	$0.16	$0.23
     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005 and 2004, respectively: price volatility of 23.83% and 25.76%, risk-free interest rates of 3.45% and 3.22%, dividend rate of 0.00% and expected lives up to 10 years.
     On April 27, 2005, the Board of Directors of Bankshares approved the immediate vesting of all unvested “underwater” stock options held by executive officers, directors and employees as of March 31, 2005. A stock option was considered “underwater” if the option exercise price or strike price was greater than $14.50 per share, which was the opening market price of Bankshares’ common stock on the date of the board action. The other terms of the “underwater” stock options remain unchanged. As a result of this board action, 152,467 “underwater” stock options vested as of April 27, 2005.
     The Board’s decision to accelerate the vesting of these “underwater” stock options was made primarily to avoid recognizing compensation expense associated with these stock options in future financial statements upon Bankshares’ adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment. The acceleration of vesting of these underwater stock options eliminates approximately $787 thousand of future compensation expense which Bankshares would have been required to record as an income statement charge over the remaining vesting periods under the transitional provisions of SFAS No. 123R.

2. Investment Securities
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at June 30, 2005 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$58,666	$—	$(976)	$57,690
U.S. Government Agency CMOs & PCMOs	104,572	56	(663)	103,965
U.S. Government Agency MBS	38,962	12	(322)	38,652
Municipal Securities	29,037	70	(279)	28,828
Restricted Stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,056	—	—	1,056
Federal Home Loan Bank	2,083	—	—	2,083

Total Available-for-Sale Securities	$234,431	$138	$(2,240)	$232,329

Held-to-Maturity Securities:
Certificate of Deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2004 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$57,663	$—	$(1,340)	$56,323
U.S. Government Agency CMOs & PCMOs	76,370	48	(459)	75,959
U.S. Government Agency MBS	45,534	89	(173)	45,450
Municipal Securities	28,448	21	(559)	27,910
Restricted Stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,056	—	—	1,056
Federal Home Loan Bank	2,288	—	—	2,288

Total Available-for-Sale Securities	$211,414	$158	$(2,531)	$209,041

Held-to-Maturity Securities:
Certificate of Deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The following tables present the aggregate amount of unrealized loss in investment securities as of June 30, 2005 and December 31, 2004. The aggregate is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

			June 30, 2005
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
US Government Corporations & Agencies	$—	$—	$54,022	$(976)	$54,022	$(976)
US Government Agency CMOs & PCMOs	56,254	(334)	27,145	(329)	$83,399	$(663)
US Government Agency MBS	31,729	(224)	5,023	(98)	$36,752	$(322)
Municipal Securities	2,619	(22)	15,559	(257)	$18,178	$(279)

Total temporarily impaired investment securities:	$90,602	$(580)	$101,749	$(1,660)	$192,351	$(2,240)

     As of June 30, 2005, 108 investment securities have an unrealized loss totaling $(2.2) million. They are comprised of the following: 25 U.S. Government Agency Securities, 37 U.S. Government Agency and Other CMOs, 16 U.S. Government Agency MBS, and 30 Municipal Securities. The investment securities are obligations of entities that are excellent credit risks. The impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
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

			December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
US Government Corporations & Agencies	$—	$—	$56,323	$(1,340)	$56,323	$(1,340)
US Government Agency CMOs & PCMOs	58,811	(459)	—	—	$58,811	$(459)
US Government Agency MBS	18,689	(97)	2,646	(76)	$21,335	$(173)
Municipal Securities	12,636	(210)	8,946	(349)	$21,582	$(559)

Total temporarily impaired investment securities:	$90,136	$(766)	$67,915	$(1,765)	$158,051	$(2,531)

3. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	June 30,		December 31,
	2005		2004
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Commercial	$35,700	13.9%	$35,077	16.8%
Commercial real estate	85,397	33.3%	71,432	34.2%
Real estate construction	60,342	23.5%	38,578	18.4%
Residential real estate	71,684	27.9%	59,819	28.6%
Consumer	3,303	1.3%	4,020	1.9%
Agricultural	277	0.1%	278	0.1%
Less: unearned discount & fees	(136)	0.0%	0	0.0%

Total Loans	$256,567	100.0%	$209,204	100.0%

4. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2005	2004	2004
	(dollars in thousands)
Balance, beginning of period	$2,300	$1,444	$1,444
Provision for loan losses	577	886	220
Loans charged off	(10)	(40)	(21)
Recoveries of loans charged off	1	10	—

Net charge offs	(9)	(30)	(21)

Balance, end of period	$2,868	$2,300	$1,643

     The following table shows impaired loans as of the periods indicated and the allowance provided for such loans:

	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Impaired loans for which an allowance has been provided	$1,306	$1,326

Total impaired loans	$1,306	$1,326

Allowance provided for impaired loans, included in the allowance for loan losses	$200	$161

5. Long Term Federal Home Loan Bank Advances
     Bankshares’ variable and fixed-rate debt of $20.0 million at June 30, 2005 and December 31, 2004, matures through 2011. The variable rate advances adjust quarterly based on LIBOR plus 3 basis points. Bankshares also has one fixed-rate advance with an interest rate of 4.52%. At June 30, 2005, the interest rates ranged from 2.04% to 4.52%.
     The contractual maturities of the current long-term Federal Home Loan Bank of Atlanta are as follows for the periods indicated:

	June 30,	December 31,
	2005	2004
	(dollars in thousands)
2008	$10,000	$10,000
2009	7,000	7,000
2011	3,000	3,000

Total	$20,000	$20,000

6. Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. The trust also issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 6.56% on June 30, 2005 and 5.64% on December 31, 2004.

7. Earnings Per Share
     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

Three Months Ended June 30,	2005		2004
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,796,050	$0.23	4,751,878	$0.14

Effect of dilutive securities, stock options	288,497		349,228

Diluted earnings per share	5,084,547	$0.21	5,101,106	$0.13

Net Income utilized in the earnings per share calculations above:	$1,089,000		$659,000

Six Months Ended June 30,	2005		2004
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,795,915	$0.37	4,309,095	$0.30

Effect of dilutive securities, stock options	298,273		370,979

Diluted earnings per share	5,094,188	$0.35	4,680,074	$0.28

Net Income utilized in the earnings per share calculations above:	$1,759,000		$1,301,000

     Average shares of 169,550 and 141,800 have been excluded from the calculation from the June 30, 2005 and June 30, 2004, respectively, because their effects were anti-dilutive.

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
     The commercial banking segment provides the mortgage banking segment with the short term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over its cost to borrow funds. These transactions are eliminated in the consolidation process.
     The following tables present segment information for the six month periods ended June 30, 2005 and 2004:

	June 30, 2005
	Commercial	Mortgage	Eliminations	Consolidated
	Banking	Banking		Totals
	(dollars in thousands)
Revenues:
Interest income	$13,002	$470	$(528)	$12,944
Gain on sale of loans	—	1,783	—	1,783
Other	224	10	—	234

Total operating income	13,226	2,263	(528)	14,961

Expenses:
Interest expense	4,700	528	(528)	4,700
Provision for loan loss	577	—	—	577
Salaries and employee benefits	2,352	1,567	—	3,919
Other	3,032	676	—	3,708

Total operating expenses	10,661	2,771	(528)	12,904

Income (loss) before income taxes	$2,565	$(508)	$—	$2,057

Total assets	$690,255	$25,873	$(24,092)	$692,036

Capital expenditures	$163	$303	$—	$466

	June 30, 2004
	Commercial	Mortgage	Eliminations	Consolidated
	Banking	Banking		Totals
	(dollars in thousands)
Revenues:
Interest income	$8,335	$562	$(578)	$8,319
Gain on sale of loans	—	2,677	—	2,677
Other	507	25	—	532

Total operating income	8,842	3,264	(578)	11,528

Expenses:
Interest expense	3,115	578	(578)	3,115
Provision for loan loss	220	—	—	220
Salaries and employee benefits	1,563	2,117	—	3,680
Other	2,310	530	—	2,840

Total operating expenses	7,208	3,225	(578)	9,855

Income before income taxes	$1,634	$39	$—	$1,673

Total assets	$484,298	$37,602	$(36,550)	$485,350

Capital expenditures	$392	$126	$—	$518

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bankshares, the Bank and AHF, on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ 10-KSB as of December 31, 2004 and consolidated financial statements and accompanying notes included elsewhere in this report.
Internet Access to Corporate Documents
     Information about Bankshares can be found on the Bank’s website at www.alliancebankva.com. Under “Documents/SEC Filings” in the Investor Relations section of the website, Bankshares posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those documents as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. All such filings are available at no charge.
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
     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
     The unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses due to the imprecision in the underlying assumptions used to calculate the specific and general portions of the allowance for loan losses.
Overview
     For the three month period ended June 30, 2005, net income amounted to $1.1 million compared to $659 thousand for the same period in the prior year. This increase reflects the overall growth of our core banking unit, as interest income on loans grew from $2.2 million for the three months ended June 30, 2004 to $4.2 million for the three months ended June 30, 2005, an increase of $2.0 million, or 87.6%. The basic earnings per share were $.23 in the three months ended June 30, 2005 compared to the prior year earnings of $.14 per common share. The diluted earnings per share were $.21 in the three months ended June 30, 2005 compared to the prior year diluted earnings of $.13 per common share. Weighted average diluted shares outstanding were 5,084,547 in the three months ended June 30, 2005 compared to the prior year weighted average diluted shares outstanding of 5,101,106.
     For the six month period ended June 30, 2005, net income amounted to $1.8 million compared to $1.3 million for the same period in the prior year. In the six month period ended June 30, 2005, interest income on loans grew to $7.9 million, an increase of $3.8 million, or 92.3% over the 2004 amount of $4.1 million. The basic earnings per share were $.37 in the six months ended June 30, 2005 compared to the prior year earnings of $.30 per common share. The diluted earnings per share were $.35 in the six months ended June 30, 2005 compared to the prior year diluted earnings of $.28 per common share. Weighted average diluted shares outstanding were 5,094,188 in the six months ended June 30, 2005 compared to the prior year weighted average diluted shares outstanding of 4,680,074. The 2005 diluted shares include the full impact of the February 2004 common stock offering of 1,481,470 shares.

     Return on average equity on an annualized basis during the three months ended June 30, 2005 was 9.27% compared to 6.16% for the same period in 2004. Return on average assets on an annualized basis for the three months ended June 30, 2005 was .75% compared to .61% for the same period of 2004. Net interest margin was 3.32% for the three months ended June 30, 2005 compared to 2.90% for the three months ended June 30, 2004.
     Return on average equity on an annualized basis during the six months ended June 30, 2005 was 7.55% compared to 7.24% for the same period in 2004. Return on average assets on an annualized basis for the six months ended June 30, 2005 and the six months ended June 30, 2004 was .65%. Net interest margin was 3.34% for the six months ended June 30, 2005 compared to 2.93% for the six months ended June 30, 2004.
     Total assets amounted to $692.0 million as of June 30, 2005, a $212.3 million increase over the December 31, 2004 level of $479.7 million. This increase is primarily attributable to the growth in non-interest bearing deposits, up $138.9 million over the December 31, 2004 level of $128.3 million.
     As of June 30, 2005, total loans grew to $256.6 million compared to $209.2 million as of December 31, 2004, an increase of 22.6%.
     As of June 30, 2005, loans held for sale were $20.0 million compared to $24.7 million at December 31, 2004, and $27.1 million at June 30, 2004. The amount of loans originated were $107.7 million for the six months ended June 30, 2005 compared to $126.0 million for the six months ended June 30, 2004. Proceeds from the sale of loans held for sale were $114.2 million and $114.7 million for the six months ended June 30, 2005 and June 30, 2004, respectively.
     The allowance for loan losses was $2.9 million as of June 30, 2005 or 1.12% of loans outstanding compared to $2.3 million as of December 31, 2004 or 1.10% of outstanding loans. (These ratios exclude loans held for sale.)
     Total deposits amounted to $544.7 million as of June 30, 2005, which represents a 53.1% increase from $355.7 million total deposits as of December 31, 2004. Included in this growth are non-interest bearing deposits, which have more than doubled in 2005 to $267.2 million, up $138.9 million above the December 31, 2004 level of $128.3 million. Non-interest bearing demand deposits to total deposits increased to 49.1% as of June 30, 2005, compared to 36.1% as of December 31, 2004.
     Total stockholders’ equity was $48.6 million as of June 30, 2005 compared to the December 31, 2004 level of $46.6 million. Book value per common share was $10.13 as of June 30, 2005 compared to $9.73 as of December 31, 2004. The net unrealized loss on available-for-sale securities amounted to $(1.4) million, net of tax as of June 30, 2005 compared to a net unrealized loss on available-for-sale securities of $(1.6) million, net of tax as of December 31, 2004.

     Management is not aware of any current recommendations by any regulatory authorities, which, if implemented, would have a material effect on Bankshares’ liquidity, capital resources or results of operations.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended June 30, 2005 was $4.5 million compared to $2.9 million for the same period in 2004. This represents an increase of 55.3% over the net interest income earned in the same period in 2004. Loan interest income increased $2.0 million to $4.2 million in the three months ended June 30, 2005 compared to $2.2 million for the same period in 2004.
     Net interest income (on a fully tax equivalent basis) for the six months ended June 30, 2005 was $8.5 million compared to $5.5 million for the same period in 2004. This represents an increase of $3.0 million or 54.5% over the net interest income earned in the same period in 2004. The growth in net interest income in both periods is directly attributable to the significant asset growth that has occurred in our loan portfolio. Loan interest income increased $3.8 million to $7.9 million in the six months ended June 30, 2005 compared to $4.1 million for the same period in 2004.
     The following tables illustrate average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended June 30,
	2005			2004
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$259,609	$4,222	6.52%	$157,062	$2,250	5.76%
Investment securities	230,294	2,502	4.36%	198,722	2,119	4.29%
Federal funds sold	52,984	367	2.78%	45,273	125	1.11%

Total interest earning assets	542,887	7,091	5.24%	401,057	4,494	4.51%
Non-interest earning assets:
Cash and due from banks	28,290			22,438
Premises and equipment	2,335			1,955
Other assets	8,411			7,691
Less: allowance for loan losses	(2,625)			(1,552)

Total non-interest earning assets	36,411			30,532

Total Assets	$579,298			$431,589

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$38,485	$116	1.21%	$21,361	$54	1.02%
Money market deposit accounts	34,092	146	1.72%	21,809	71	1.31%
Savings accounts	4,336	14	1.30%	2,747	8	1.17%
Time deposits	192,320	1,486	3.10%	157,288	1,061	2.71%

Total interest-bearing deposits	269,233	1,762	2.62%	203,205	1,194	2.36%
FHLB Advances	20,000	163	3.27%	20,000	115	2.31%
Other borrowings	77,274	673	3.49%	45,896	291	2.55%

Total interest-bearing liabilities	366,507	2,598	2.84%	269,101	1,600	2.39%

Non-interest bearing liabilities:
Demand deposits	159,248			114,783
Other liabilities	6,407			4,682

Total liabilities	532,162			388,566
Stockholders’ Equity	47,136			43,023

Total Liabilities and Stockholders’ Equity	$579,298			$431,589

Interest Spread (3)			2.40%			2.12%

Net Interest Margin (4)		$4,493	3.32%		$2,894	2.90%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had no nonaccruing loans in 2005 or in 2004.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Six Months Ended June 30,
	2005			2004
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets:
Interest earning assets:
Loans (2)	$248,254	$7,846	6.37%	$144,444	$4,080	5.68%
Investment securities	220,225	4,773	4.37%	190,898	4,317	4.55%
Federal funds sold	43,448	570	2.65%	42,184	214	1.02%

Total interest earning assets	511,927	13,189	5.20%	377,526	8,611	4.59%
Non-interest earning assets:
Cash and due from banks	25,243			18,360
Premises and equipment	2,292			1,918
Other assets	7,840			7,020
Less: allowance for loan losses	(2,505)			(1,513)

Total non-interest earning assets	32,870			25,785

Total Assets	$544,797			$403,311

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$36,918	$214	1.17%	$20,841	$108	1.04%
Money market deposit accounts	33,592	266	1.60%	20,149	139	1.39%
Savings accounts	4,371	27	1.25%	2,581	15	1.17%
Time deposits	182,594	2,772	3.06%	156,320	2,047	2.63%

Total interest-bearing deposits	257,475	3,279	2.57%	199,891	2,309	2.32%
FHLB Advances	20,000	307	3.10%	19,231	222	2.32%
Other borrowings	72,110	1,114	3.12%	45,126	584	2.60%

Total interest-bearing liabilities	349,585	4,700	2.71%	264,248	3,115	2.37%

Non-interest bearing liabilities:
Demand deposits	143,238			99,250
Other liabilities	5,014			3,693

Total liabilities	497,837			367,191
Stockholders’ Equity	46,960			36,120

Total Liabilities and Stockholders’ Equity:	$544,797			$403,311

Interest Spread (3)			2.49%			2.22%

Net Interest Margin (4)		$8,489	3.34%		$5,496	2.93%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had no nonaccruing loans in 2005 or in 2004.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $259.6 million for the three months ended June 30, 2005 compared to $157.1 million for the same period in 2004. The related interest income from loans was $4.2 million in 2005 compared to $2.2 million in 2004. The average yield on loans increased from 5.76% in 2004 to 6.52% in 2005.
     Average loan balances (including loans held for sale) were $248.3 million for the six months ended June 30, 2005 compared to $144.4 million for the same period in 2004. The related interest income from loans was $7.8 million in 2005 compared to $4.1 million in 2004. The average yield on loans increased from 5.68% in 2004 to 6.37% in 2005. This increase reflects the overall growth of the loan portfolio and the recent increases in the prime interest rate.
     The investment securities income of $2.5 million (on a fully taxable equivalent basis) brought the interest income level to $7.1 million for the three months ended June 30, 2005. This represents an increase of $2.6 million over the 2004 level of $4.5 million. The second quarter tax equivalent yield on investment securities for 2005 and 2004 was 4.36% and 4.29%, respectively.
     The investment securities income of $4.8 million (on a fully taxable equivalent basis) brought the interest income level to $13.2 million for the six months ended June 30, 2005. This represents an increase of $4.6 million over the 2004 level of $8.6 million. The tax equivalent yield on investment securities was 4.37% for the six months ended June 30, 2005, which is 18 basis points lower than the six months ended June 30, 2004 level of 4.55%.
     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $366 thousand to interest income in the three month period ended June 30, 2005 compared to $125 thousand for the same period in 2004. The target federal funds rate has risen from 1.25% as of June 30, 2004 to 3.25% on June 30, 2005.
     For the six month period ended June 30, 2005 federal funds sold contributed $570 thousand compared to $214 thousand for the same period in 2004.
     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $366.5 million in three months ended June 30, 2005, which was $97.4 million greater than the 2004 level of $269.1 million.
     On a year to date basis, average interest-bearing funding sources (deposit and purchased funds) grew to $349.6 million in 2005, which was $85.4 million greater than the 2004 level of $264.2 million.
     Interest expense for all interest-bearing liabilities amounted to $2.6 million in the second quarter of 2005, which was $1.0 million greater than the 2004 level of $1.6 million. Cost of interest-bearing liabilities for the second quarter 2005 was 2.84 % or 45 basis points higher than the 2004 level of 2.39%.
     Interest expense for all interest-bearing liabilities amounted to $4.7 million in the first six months of 2005, which was $1.6 million greater than the 2004 level of $3.1 million. Cost of interest-bearing liabilities for the first six months of 2005 was 2.71 % or 34 basis points higher than the 2004 level of 2.37%.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Volume and Rate Analysis

	Six Months Ended June 30,
	2005 compared to 2004
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(dollars in thousands)
Interest Earning Assets:
Investments	$456	$614	$(158)
Loans	3,766	3,221	545
Federal funds sold	356	7	349

Total Increase in Interest Income	4,578	3,842	736

Interest-bearing Liabilities:
Interest-bearing deposits	970	574	396
Purchased funds	615	406	209

Total Increase in Interest Expense	1,585	980	605

Increase in Net Interest Income	$2,993	$2,862	$131

     A key driver of our expanded net interest margin is the increased loan volume. As seen in the table above, loan interest income has increased by $3.2 million due to the additional loan balances.
     Non-interest Income. Non-interest income amounted to $1.3 million during the three months ended June 30, 2005, a decrease of $373 thousand over the 2004 level of $1.7 million. Bankshares earned $1.2 million on the sale of mortgage loans and $22 thousand on the sale of investment securities in the second quarter of 2005, compared to $1.5 million and $27 thousand in the second quarter of 2004.

     Non-interest income amounted to $2.0 million during the six months ended June 30, 2005, a decrease of $1.2 million over the 2004 level of $3.2 million. The primary source of non-interest income is gains on the sale of residential mortgage loans through Alliance Home Funding. Bankshares generated $1.8 million from the sale of mortgage loans for the first six months ended June 30, 2005 compared to $2.7 million for the first six months ended June 30, 2004. The mortgage banking activity and performance has a correlation to interest rates and the number of mortgage loan officers on staff. Volatility in interest rates could result in slower mortgage production or lower levels of mortgage banking income.
     Another source of non-interest income is net gains on the sale of investment securities. Bankshares generated a net loss on the sale of investment securities of $(5) thousand in the first six months of 2005 compared to net gains of $326 thousand in the first six months of 2004.
     Non-interest Expense. Non-interest expense in the three months ended June 30, 2005 amounted to $3.9 million compared to the 2004 level of $3.4 million. Salary and benefits expense for the three months ended June 30, 2005 was $2.0 million, or $37 thousand higher than the June 30, 2004 level of $1.9 million. Occupancy and furniture and equipment costs for the three months ended June 30, 2005 were up $112 thousand over the 2004 level of $498 thousand. Other operating expenses amounted to $1.4 million for the three months ended June 30, 2005, compared to $1.0 million in 2004. Other operating expenses increased during the quarter due to increased marketing efforts and professional fees.
     Non-interest expense in the six months ended June 30, 2005 amounted to $7.6 million compared to the 2004 level of $6.5 million. Salary and benefits expense for the six months ended June 30, 2005 was $3.9 million, or $239 thousand higher than the June 30, 2004 level of $3.7 million. Occupancy and furniture and equipment costs for the six months ended June 30, 2005 were up $147 thousand over the 2004 level of $946 thousand. Other operating expenses amounted to $2.6 million for the six months ended June 30, 2005, compared to $1.9 million in 2004. Other operating expenses increased during the six months ended June 30, 2005 due to increased marketing efforts and professional fees.
     Alliance Home Funding. With the reorganization of the basic operations of our mortgage subsidiary taking hold, AHF generated a pre tax loss of $58 thousand dollars in the second quarter of 2005, compared to the pre-tax loss in the first quarter of $450 thousand. However, our production staffing level for the first six months in 2005 remains lower than the staffing level in 2004. We are currently in the process of hiring additional staff to meet our staffing needs. By increasing our production staff level, we hope to see an additional improvement in the future.
     For the second quarter of 2005, mortgage loan sale gains were $1.2 million, compared to $1.5 million for the second quarter of 2004. For the first six months of 2005, mortgage loan sale gains were $1.8 million, compared to $2.7 million for the first six months of 2004. Mortgage loan originations for the first six months of 2005 were $107.7 million, a decrease of $18.4 million compared to $126.0 million for 2004. Because of the previously mentioned restructuring, the income of Alliance Home Funding was adversely impacted by marketing costs, recruiting costs and sign on bonuses for the new mortgage loan originators. These costs primarily impacted the first quarter results; however, they should result in a positive benefit to the organization in the future.
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
     Income Taxes. We recorded $271 thousand in income tax expense in the second quarter of 2005 compared to $201 thousand in 2004. Bankshares’ effective tax rate was 19.9% for the quarter ended June 30, 2005 compared to 23.4% for the second quarter of 2004.
     During the first six months of 2005, the income tax expense recorded was $298 thousand, compared to $372 thousand in 2004. Bankshares’ effective tax rate was 14.5% for the first six months ended June 30, 2005 compared to 22.2% for the first six months ended June 30, 2004. The effective tax rate is lower than the statutory rate of 34% due to the benefits of our municipal bond portfolio and the tax benefits of $211 thousand associated with the Alliance Home Funding pre-tax loss.
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

     Our investment portfolio at June 30, 2005 and December 31, 2004 contained callable US government agency securities, US government agency collateralized mortgage obligations, US government agency mortgage backed securities, municipal securities, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. As of June 30, 2005 PCMOs, CMOs and MBS made up 61.4% of the portfolio, as compared to 58.2% at December 31, 2004. Municipal securities were 12.4% of the portfolio as of June 30, 2005, as compared to 13.4% as of December 31, 2004. According to our policy, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities at June 30, 2005 or December 31, 2004. We actively manage our portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.
     Investment securities available for sale amounted to $232.3 million as of June 30, 2005, a $23.3 million increase over the December 31, 2004 level of $209.0 million. The growth in the investment security portfolio is directly related to the growth in deposits experienced in 2004. The effects of unrealized losses on the portfolio were ($2.2) million at June 30, 2005 and ($2.5) million at December 31, 2004. The unrealized losses amounted to 0.96% of the investment portfolio value as of June 30, 2005 and 1.21% of the investment portfolio value as of December 31, 2004.
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
     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of June 30, 2005:

	June 30, 2005
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(dollars in thousands)
Available-for-Sale Securities:
US Government Corporations & Agencies	$—	0.00%	$12,434	4.21%	$42,266	4.41%	$3,966	5.86%	$58,666	4.46%
US Government Agency CMOs & PCMOs*	—	0.00%	—	0.00%	—	0.00%	104,572	4.39%	104,572	4.39%
US Government Agency MBS*	—	0.00%	3,463	3.98%	10,940	3.93%	24,559	4.21%	38,962	4.12%
Municipal Securities**	—	0.00%	—	0.00%	830	4.99%	28,207	5.64%	29,037	5.62%
Other Securities	—	0.00%	—	0.00%	—	0.00%	3,194	5.25%	3,194	5.25%

Total Available-for-Sale Securities	$—	0.00%	$15,897	4.16%	$54,036	4.32%	$164,498	4.63%	$234,431	4.53%

Held-to-Maturity Securities:
Certificate of Deposit	$—	0.00%	$100	3.35%	$—	0.00%	$—	0.00%	$100	3.35%

Total Held-to-Maturity Securities	$—	0.00%	$100	3.35%	$—	0.00%	$—	0.00%	$100	3.35%

*	Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

**	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
     Loan Portfolio. Our overall increase in the loan portfolio reflects Bankshares’ continued focus on loan growth. The loan portfolio increased 22.7% for the first six months of 2005, rising to $256.6 million at June 30, 2005, compared to $209.2 million at December 31, 2004, and increased 69.6% compared to $151.3 million at June 30, 2004. As a result of this focus, we have more than doubled our portfolio in over a year.
     We categorize our loans into five general classifications: Commercial, Commercial Real Estate, Real Estate Construction, Residential Real Estate and Consumer. We experienced significant growth in our total portfolio, with the strongest growth coming in our Commercial Real Estate, Real Estate Construction and Residential Real Estate categories.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. Commercial loans represent 13.9% of the loan portfolio, or $35.7 million as of June 30, 2005, an increase from $35.1 million and 16.8% of the loan portfolio at December 31, 2004, and $29.0 million and 19.1% of the loan portfolio at June 30, 2004.
     Commercial real estate loans were $85.4 million or 33.3% of the loan portfolio as of June 30, 2005. This compares to $71.4 million or 34.2% as of December 31, 2004 and $45.6 million or 30.2% as of June 30, 2004. Loans in this category are generally amortizing over 15-25 year periods and carry adjustable rates which re-set every one to five years, indexed against like-maturity Treasury instruments.

     The real estate construction component of our loan portfolio includes two distinct categories: commercial construction which will convert to commercial real estate loans (the smaller group) and residential construction loans to builders for resale (the larger group and the faster growth part of the portfolio). Overall, our construction loan portfolio grew 214% over the past year. This category totaled $60.3 million or 23.5% of our portfolio as of June 30, 2005, compared to $38.6 million and 18.4% of the portfolio as of December 31, 2004 and $19.2 million or 12.7% as of June 30, 2004.
     Residential real estate loans (home equity and fixed rate trusts) were $71.7 million or 27.9% of the loan portfolio as of June 30, 2005. This is an increase of $11.9 million, or 19.9% over the December 31, 2004 balance of $59.8 million and an increase of $19.8 million or 38.3% over the June 30, 2004 balance of $51.8 million. This category consists of two different loan types: home equity loans (“HELOCs”, which are secured by secondary financing on residential real estate) which represent the most significant portion of the category and first mortgage loans secured by single family residences not held for sale through Alliance Home Funding.
     Consumer and other loans make up the balance of the loan portfolio as of June 30, 2005.
     Allowance for Loan Losses. The allowance for loan losses was $2.9 million at June 30, 2005, or 1.12% of loans outstanding, compared to $2.3 million or 1.10% of loans outstanding at December 31, 2004. (These ratios exclude loans held for sale.) In the first six months of 2005, we had net charge-offs of $9 thousand compared to $30 thousand for the year ended December 31, 2004. All charge-offs and recoveries were in the consumer loan category.
     In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by the organization, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing loans. After charging off all known losses which have been incurred in the loan portfolio, management considers the allowance for loan losses adequate to cover its estimate of probable losses. A more detailed discussion of the allowance for loan losses is contained in the critical accounting policies discussion earlier.
     Nonperforming Assets. A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to Bankshares. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Bankshares and general economic conditions. As of June 30, 2005, Alliance Home Funding had two loans totaling $409 thousand that were considered nonperforming; one loan totaling $378 thousand has since become current. At June 30, 2005 and December 31, 2004, Bankshares had no nonaccrual loans, restructured loans or OREO.
     Impaired Loans. As of June 30, 2005 and December 31, 2004, we had loans from eight borrowers that were recorded as “special mention” and “substandard” on our internal loan watch list. The principal amount of these impaired loans was $1.3 million. We have allocated $200 thousand of our allowance for loan losses toward specific loans. The impaired loan balance was also $1.3 million as of December 31, 2004. The allowance for loan losses as of December 31, 2004 included a specific allocation for the impaired loans of $161 thousand.
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
     We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At June 30, 2005, the deposit portfolio was $544.7 million, a $189.0 million increase over the December 31, 2004 level of $355.7 million. We have seen growth in several key categories over the periods compared. Key deposit categories, such as NOW, money market and certificates of deposit have all grown in proportion to overall company growth. The effects of several deposit gathering and branching initiatives have allowed our deposit and customer base to continually expand.
     From time to time, we gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow us to fund loan and investment growth with minimal sales efforts. At June 30, 2005, we had $72.0 million in such deposits, compared to $58.3 million as of December 31, 2004. The balance of the $72.0 million and $58.3 million consists of two types of “brokered” deposits. At June 30, 2005 and December 31, 2004, we had $10.0 million of brokered deposits that relate to a state government program and $62.0 million and $48.3 million, respectively, of brokered deposits that are part of a periodic marketing program by a licensed broker on our behalf. We have entered into a series of brokered deposits as part of a corporate initiative to extend the maturity of liabilities. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our mortgage banking unit, Alliance Home Funding. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker .

     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. Customer repurchase agreements amounted to $61.0 million at June 30, 2005, compared to $29.9 million at December 31, 2004. Outstanding federal funds purchased were $15.0 million at December 31, 2004, compared to $5.0 million at June 30, 2005.
     Customer repurchases are standard repurchase agreement transactions that involve an Alliance Bank customer instead of a wholesale bank or broker. We offer this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not have any open repurchase agreements with broker dealers.
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
     Our liquidity is directly impacted by Alliance Home Funding. As interest rates decline, mortgage refinances and home purchases increase. In addition to the impact of interest rate movements, Alliance Home Funding has been adding production personnel which we expect will increase loan originations and funding requirements. Alliance Bank provides a warehouse line of credit to Alliance Home Funding. The funds advanced on this line allow us to originate and hold mortgages until they are sold to third party investors. In the first six months of 2005, advances under this line of credit averaged $19.1 million, compared to $20.8 million for the period ended June 30, 2004. Our general liquidity management activities take into account current and expected warehouse line of credit needs.
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of June 30, 2005 was 6.56% compared to 5.64% on December 31, 2004.
     Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At June 30, 2005 and December 31, 2004 the entire amount was considered Tier I capital.
     Capital. Both Bankshares and Alliance Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $48.6 million as of June 30, 2005 and $46.6 million as of December 31, 2004. The increase in equity is primarily attributable to net income, which added $1.8 million to stockholders’ equity as of June 30, 2005. Book value per share was $10.13 as of June 30, 2005 as compared to $9.73 as of December 31, 2004.

     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	June 30,	December 31,
	2005	2004
	(dollars in thousands)
Tier I Capital:
Common stock	$19,184	$19,173
Capital surplus	19,870	19,855
Retained earnings	10,919	9,160
Less: disallowed assets	—	—
Add: Qualifying Trust Preferred Capital Notes	10,000	10,000

Total tier I capital	59,973	58,188

Tier II Capital:
Allowance for loan losses	2,868	2,300
Trust Preferred Capital Notes	—	—

Total tier II capital	2,868	2,300

Total Risk Based Capital	$62,841	$60,488

Risk weighted assets	$349,809	$271,118

Quarterly average assets	$579,298	$500,625

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	17.1%	21.5%	4.0%
Total risk based capital ratio	18.0%	22.3%	8.0%
Leverage ratio	10.4%	11.6%	4.0%
Equity to assets ratio	7.0%	9.7%	N/A
     Bankshares is considered “well capitalized” as of June 30, 2005 and December 31, 2004.
     Bankshares’ ability to pay cash dividends is restricted by banking regulations. We have not declared or paid cash dividends since inception. It is our stated policy to retain earnings to support future organizational growth.

     The ratio of net income to average assets and average equity and certain other ratios are as follows:

	June 30,	December 31,
	2005	2004
	(dollars in thousands)

Average total assets	$544,797	$441,630

Average stockholders’ equity	$46,960	$40,279

Net income	$1,759	$2,767

Cash dividends declared	$—	$—

Return on average assets	0.65%	0.63%

Return on average stockholders’ equity	7.55%	6.87%

Average stockholders’ equity to average total assets	8.62%	9.12%

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

     As of June 30, 2005, there have been no material changes to the contractual obligations listed above.
     Off Balance Sheet Activities
     As of June 30, 2005, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-KSB for the year ended December 31, 2004.
Recent Accounting Pronouncements
     In November 2003, the Emerging Issues Task Force (“EITF”) published Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Task Force requested that the FASB staff consider other impairment models within U.S. Generally Accepted Accounting Principles (“GAAP”) when developing its views. The Task Force also requested that the scope of the impairment issue be expanded to include equity investments and investments subject to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and that the issue be addressed by the Task Force as a separate EITF issue. At the EITF meeting, the Task Force reached a consensus on one issue — that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement No. 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Financial Accounting Standards Board (“FASB”) ratified the consensus on that one issue at its November 2004 meeting. In September 2004, FASB directed the FASB staff to issue two proposed FASB Staff Positions (“FSP”): Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. In June 2005, the FASB reached a decision whereby they declined to provide additional guidance on the meaning of other-than-temporary impairment. The FASB directed the FASB staff to issue EITF 03-1-a as final and to draft a new FSP that will replace EITF

03-01. The final FSP (retitled FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and it Application to Certain Investments”) would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Bankshares does not anticipate this revision will have a material effect on its financial statements.
     On December 16, 2004, the FASB issued Statement No. 123R (revised 2004), Share-Based Payment, (SFAS No. 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. On April 27, 2005, the Board of Directors approved the immediate vesting of all unvested “underwater” stock options held by executive officers, directors and employees as of March 31, 2005. The Board of Directors felt this action was prudent and in the best interests of shareholders.
     In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of FAS 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact Bankshares results of operations at the present time.
     In May 2005, FASB issued Statement No. 154, (“SFAS No. 154”) Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Bankshares does not anticipate this revision will have a material effect on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. In mid 2004, we began a project to enhance the sophistication of our current Asset Liability Management (“ALM”) processes. We engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project is the development of a more in-depth ALM model that measures Net Interest Income (“NII”) and Economic Value of Equity (“EVE”) results on a monthly basis. The results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and as of the most recent model run (May 2005), we are in compliance with all policy metrics. The short term interest rate model (NII) indicates we are asset sensitive. The long term model (EVE) indicates a stable to slightly declining EVE in a rising interest rate environment.
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
     The ALM results for May 31, 2005 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 1.5%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 7.4%. The results in both a rising and declining interest rate environment are within the policy guidelines.
     Economic Value of Equity. The economic value process models the cash flows of financial instruments to maturity. The model incorporates growth and pricing assumptions to develop a baseline EVE. The interest rates used in the model are then shocked for an immediate increase or decrease in interest rates. The results of the shocked model are compared to the baseline results to determine the percentage change in EVE under the various scenarios. The resulting percentage change in EVE is an indication of the longer term repricing risk and options embedded in the balance sheet. Bankshares is in compliance with the board approved EVE guidelines in all scenarios.
     The table below shows as of May 31, 2005 ALM model results under various interest rate shocks:

	May 31, 2005
Interest Rate Shocks	NII	EVE
-100 bp	(7.4)%	(3.31)%
+100 bp	1.5%	(3.88)%
+200 bp	5.0%	(9.80)%

     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative positive gap position within one year was $40.0 million, or 5.78% of total assets, at June 30, 2005. The positive gap suggests that the net interest margin will increase in a market of rising interest rates, as assets will reprice faster than liabilities. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long term interest rate exposure. As an example, $136 million of the investment securities are classified as greater than five years due to the contractual maturity of the instruments. A significant portion of the securities are expected to provide cash flow within one to two years (the investment models suggest in excess of $50 million at base interest rates). The shifting of the cash flow to a more realistic measurement provides a significantly different picture of the interest sensitivity of the organization.
     The following table reflects our June 30, 2005 “static” interest rate gap position:

	June 30, 2005
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest Earning Assets:
Investment securities	2,057	0	94,562	135,810	232,429
Loans held for sale	19,981	0	—	0	19,981
Loans	137,314	10,060	82,211	26,982	256,567
Interest-bearing deposits	200	0	—	0	200
Federal funds sold	136,484	0	—	0	136,484

Total interest earning assets	296,036	10,060	176,773	162,792	645,661

Interest-bearing liabilities:
Interest-bearing demand deposits	46,795	—	—	—	46,795
Money market deposit accounts	26,727	—	—	—	26,727
Savings accounts & IRAs	3,724	—	—	—	3,724
Time deposits	27,340	67,786	52,323	52,810	200,259

Total interest-bearing deposits	104,586	67,786	52,323	52,810	277,505

FHLB Advances	17,000	—	—	3,000	20,000
Repos	60,962	—	—	—	60,962
Other borrowings	5,468	—	—	—	5,468
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	198,326	67,786	52,323	55,810	374,245

Period Gap	$97,710	$(57,726)	$124,450	$106,982	$271,416

Cumulative Gap	$97,710	$39,984	$164,434	$271,416	$271,416

Cumulative Gap / Total Assets	14.12%	5.78%	23.76%	39.22%	39.22%

     Interest Rate Risk Management Summary. As part of our interest rate risk management, we typically use the investment portfolio to balance our interest rate exposure. The pricing of deposits is adjusted within the market area to favor money market or certificates of deposit depending on the need for floating or fixed rate liabilities. The pricing of loan products is a function of interest rate risk management strategies and the market conditions in the area. In many cases, interest rate risk pricing desires are not consistent with the general market, which requires us to balance our interest rate risk through other products. An example of this is that in a rising rate environment, the loan customer typically prefers fixed rate loans and banks typically desire floating rate loans. In this example, we would add floating rate or adjustable securities or price certificates of deposit aggressively to balance the interest rate risk.

     The interest sensitivity position does not measure the impact of interest rate changes on the market value of our investment securities portfolio. Rising interest rates will cause a decline in the market value of our investment securities. A decline in the market value of the investment portfolio could make managing the net interest income exposure more difficult.
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of June 30, 2005.
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
     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
     Item 3. Defaults Upon Senior Securities
          None.
     Item 4. Submission of Matters to a Vote of Security Holders
          Bankshares held its Annual Meeting of Shareholders on June 22, 2005. A quorum of shareholders was present, consisting of a total of 4,796,050 shares, represented in person or by proxy. At the Annual Meeting, the shareholders elected Class C directors Lawrence N. Grant, Serina Moy, and Thomas A. Young, Jr. to three-year terms. The shareholders also ratified the appointment of Yount, Hyde & Barbour, P.C. as independent public accountants of Bankshares for the year ending December 31, 2005. The shareholders also approved an amendment to the Alliance Bankshares Corporation Stock Option Plan to authorize an additional 150,000 shares for issuance under the plan.
1. Election of three Class C directors of Bankshares.

	For	Withheld
Lawrence N. Grant	3,396,545	545,837
Serina Moy	3,897,187	45,195
Thomas A. Young, Jr.	3,480,252	462,130
          Class A directors continuing to serve until the 2006 Annual Meeting are: Harvey E. Johnson, Jr. and Robert G. Weyers.
          Class B directors continuing to serve until the 2007 Annual Meeting are: Thomas P. Danahar, William M. Drohan and George S. Webb.

2.	Ratification of the designation of Yount, Hyde & Barbour, P.C. as Bankshares’ independent public accountants for the year ending December 31, 2005.

For	Against	Abstain	Broker Non-Vote
3,935,982	3,123	3,677	0
3. Approval an amendment to the Alliance Bankshares Corporation Stock Option Plan to authorize an additional 150,000 shares for issuance under the plan.

For	Against	Abstain	Broker Non-Vote
2,097,394	744,432	21,172	1,079,384
No other matters were voted on during the 2005 Annual Meeting.
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
Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4) (iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
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
ALLIANCE BANKSHARES CORPORATION
(Registrant)

August 15, 2005	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr. President & CEO (principal executive officer)

August 15, 2005	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr. Executive Vice President & CFO (principal financial and accounting officer)