Form 10-Q
period 2005-09-30
ALLIANCE BANKSHARES CORP
filed 2005-11-14
CIK 1181001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 10, 2005 the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 4,807,050.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
September 30, 2005, December 31, 2004 and September 30, 2004
(Dollars in thousands)

	September	December	September
	30,	31,	30,
	2005	2004	2004
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$42,329	$29,467	$25,866
Federal funds sold	94,643	1,139	75,825
Investment securities available-for-sale, at fair value	231,054	209,041	210,743
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	7,324	24,746	32,017
Loans, net of allowance for loan losses of $3,150, $2,300 and $1,926	279,022	206,904	173,535
Premises and equipment, net	2,023	2,156	2,265
Accrued interest and other assets	6,123	6,167	5,035

TOTAL ASSETS	$662,618	$479,720	$525,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$252,172	$128,287	$174,678
Savings and NOW deposits	58,957	37,034	35,376
Money market deposits	27,391	27,823	23,951
Other time deposits	181,102	162,547	164,658

Total deposits	519,622	355,691	398,663

Repurchase agreements, federal funds purchased and other borrowings	62,099	45,352	48,580
Federal Home Loan Bank advances	20,000	20,000	20,000
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	1,610	1,745	1,339
Commitments and contingent liabilities	—	—	—

Total liabilities	613,641	433,098	478,582

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized;
4,799,050, 4,793,349 and 4,784,980 shares issued and outstanding at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.	19,196	19,173	19,140
Capital surplus	19,874	19,855	19,702
Retained earnings	12,106	9,160	8,545
Accumulated other comprehensive loss, net:
Net unrealized loss on available-for-sale securities	(2,199)	(1,566)	(893)

Total stockholders’ equity	48,977	46,622	46,494

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$662,618	$479,720	$525,386

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2005 and 2004
(Dollars in thousands, except for per share data)

	2005	2004
INTEREST INCOME:
Loans	$4,811	$2,834
Investment securities	2,469	2,112
Federal funds sold	385	113

Total interest income	7,665	5,059

INTEREST EXPENSE:
Savings and NOW deposits	144	69
Other time deposits	1,519	1,151
Money market deposits	140	84
Borrowings	970	465

Total interest expense	2,773	1,769

Net interest income	4,892	3,290

Provision for loan losses	280	302

Net interest income after provision for loan losses	4,612	2,988

OTHER INCOME:
Deposit account service charges	45	63
Gain on loan sales	746	1,549
Net gain (loss) on sale of available-for-sale securities	(19)	36
Net gain on trading activities	—	20
Other operating income	62	53

Total other income	834	1,721

OTHER EXPENSES:
Salaries and employee benefits	1,874	2,004
Occupancy expense	330	315
Equipment expense	261	193
Operating expenses	1,030	1,014

Total other expenses	3,495	3,526

INCOME BEFORE INCOME TAXES	1,951	1,183

Income tax expense	763	332

NET INCOME	$1,188	$851

Net income per common share, basic	$0.25	$0.18

Net income per common share, diluted	$0.23	$0.17

Weighted average number of shares, basic	4,797,746	4,776,777

Weighted average number of shares, diluted	5,103,549	5,096,208

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2005 and 2004
(Dollars in thousands, except for per share data)

	2005	2004
INTEREST INCOME:
Loans	$12,657	$6,914
Investment securities	6,997	6,137
Federal funds sold	955	327

Total interest income	20,609	13,378

INTEREST EXPENSE:
Savings and NOW deposits	385	192
Other time deposits	4,291	3,198
Money market deposits	406	223
Borrowings	2,391	1,271

Total interest expense	7,473	4,884

Net interest income	13,136	8,494

Provision for loan losses	857	522

Net interest income after provision for loan losses	12,279	7,972

OTHER INCOME:
Deposit account service charges	135	150
Gain on loan sales	2,529	4,226
Net gain (loss) on sale of available-for-sale securities	(24)	331
Net gain on trading activities	—	51
Other operating income	211	172

Total other income	2,851	4,930

OTHER EXPENSES:
Salaries and employee benefits	5,793	5,684
Occupancy expense	989	929
Equipment expense	695	525
Operating expenses	3,645	2,908

Total other expenses	11,122	10,046

INCOME BEFORE INCOME TAXES	4,008	2,856

Income tax expense	1,061	704

NET INCOME	$2,947	$2,152

Net income per common share, basic	$0.61	$0.48

Net income per common share, diluted	$0.58	$0.45

Weighted average number of shares, basic	4,796,525	4,464,989

Weighted average number of shares, diluted	5,097,308	4,818,786

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2005 and 2004
(Dollars in thousands, except for per share data)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2003	$12,966	$1,745	$6,393	$(1,749)		$19,355

COMPREHENSIVE INCOME:

Net income	—	—	2,152	—	$2,152	2,152
Other comprehensive income, net of tax:
unrealized holding gains on securities available-for-sale, net of tax of $571	—	—	—	—	1,108	—
Less: reclassification adjustment, net income taxes of $130	—	—	—	—	(252)	—

Other comprehensive income net of tax	—	—	—	856	856	856

Total comprehensive income	—	—	—	—	$3,008	—

Exercise of stock options	248	156	—	—		404
Issuance of 1,481,470 shares of common stock	5,926	17,801	—	—		23,727

BALANCE, SEPTEMBER 30, 2004	$19,140	$19,702	$8,545	$(893)		$46,494

BALANCE, DECEMBER 31, 2004	$19,173	$19,855	$9,160	$(1,566)		$46,622

COMPREHENSIVE INCOME:

Net income	—	—	2,947	—	$2,947	2,947
Other comprehensive income, net of tax:
unrealized holding (loss) on securities available-for-sale, net of tax of $(332)	—	—	—	—	(645)	—
Add: reclassification adjustment, net income taxes of $7	—	—	—	—	12	—

Other comprehensive income (loss), net of tax	—	—	—	(633)	(633)	(633)

Total comprehensive income	—	—	—	—	$2,314	—

Exercise of stock options	23	19	—	—		42

BALANCE, SEPTEMBER 30, 2005	$19,196	$19,874	$12,106	$(2,199)		$48,977

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2005 and 2004
(Dollars in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,947	$2,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,383	933
Provision for loan losses	857	522
Origination of loans held for sale	(145,250)	(187,002)
Proceeds from sale of loans held for sale	165,201	172,244
Gain on loan sales	(2,529)	(4,226)
Loss (gain) on sale of securities available-for-sale and trading	24	(382)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	369	(287)
Other liabilities	(135)	(439)

Net cash provided by (used in) operating activities	22,867	(16,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(93,504)	(43,116)
Purchase of securities available-for-sale	(98,621)	(152,245)
Proceeds from sale of securities available-for-sale	45,416	87,038
Proceeds from calls and maturities of securities available-for-sale	2,000	12,072
Purchase of trading securities	—	(6,584)
Proceeds from sale of trading securities	—	6,636
Paydowns on securities available-for-sale	27,397	18,560
Net increase in loans	(72,975)	(56,739)
Purchase of premises and equipment	(438)	(976)

Net cash used in investing activities	(190,725)	(135,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from:
Non-interest bearing deposits	123,885	85,804
Savings and NOW deposits	21,923	10,782
Money market deposits	(432)	6,673
Other time deposits	18,555	18,665
Repurchase agreements, federal funds purchased and other borrowings	16,747	13,329
FHLB Advances	—	7,000
Proceeds from exercise of stock options	42	404
Proceeds from issuance of common stock	—	23,727

Net cash provided by financing activities	180,720	166,384

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,862	14,545

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,467	11,321

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,329	$25,866

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
     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of September 30, 2005, December 31, 2004 and September 30, 2004, the results of operations for the three month and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine month periods ended September 30, 2005 and 2004. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.
     Operating results for the three month and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of full year financial results.
     At September 30, 2005 and 2004, Bankshares has one stock-based compensation plan. Bankshares accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.
     The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2005 and 2004 had the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, been adopted.

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net income, as reported	$1,188	$851	$2,947	$2,152
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(31)	(96)	(999)	(301)

Pro forma net income	$1,157	$756	$1,948	$1,851

Basic earnings per share:
As reported	$0.25	$0.18	$0.61	$0.48
Pro forma	$0.24	$0.16	$0.41	$0.42
Diluted earning per share:
As reported	$0.23	$0.17	$0.58	$0.45
Pro forma	$0.23	$0.15	$0.38	$0.38
     The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005 and 2004, respectively: price volatility of 23.46% and 25.73%, risk-free interest rates of 4.02% and 3.22%, dividend rate of 0.00% and expected lives up to 10 years.
     On April 27, 2005, the Board of Directors of Bankshares approved the immediate vesting of all unvested “underwater” stock options held by executive officers, directors and employees as of March 31, 2005. A stock option was considered “underwater” if the option exercise price (or strike price) was greater than $14.50 per share, which was the opening market price of Bankshares’ common stock on the date of the Board action. The other terms of the “underwater” stock options remain unchanged. As a result of this board action, 152,467 “underwater” stock options vested as of April 27, 2005.
     The Board’s decision to accelerate the vesting of these “underwater” stock options was made primarily to avoid recognizing compensation expense associated with these stock options in future financial statements upon Bankshares’ adoption of SFAS No. 123R, Share Based Payment. The acceleration of vesting of these underwater stock options eliminates approximately $787 thousand of future compensation expense which Bankshares would have been required to record as an income statement charge over the remaining vesting periods under the transitional provisions of SFAS No. 123R, which become effective for Bankshares on January 1, 2006.

2. Investment Securities
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at September 30, 2005 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$62,636	$—	$(1,559)	$61,077
U.S. Government Agency CMOs & PCMOs	112,732	19	(1,056)	111,695
U.S. Government Agency MBS	36,416	—	(459)	35,957
Municipal Securities	19,633	27	(304)	19,356
Restricted Stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,056	—	—	1,056
Federal Home Loan Bank	1,858	—	—	1,858

Total Available-for-Sale Securities	$234,386	$46	$(3,378)	$231,054

Held-to-Maturity Securities:
Certificate of Deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2004 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$57,663	$—	$(1,340)	$56,323
U.S. Government Agency CMOs & PCMOs	76,370	48	(459)	75,959
U.S. Government Agency MBS	45,534	89	(173)	45,450
Municipal Securities	28,448	21	(559)	27,910
Restricted Stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,056	—	—	1,056
Federal Home Loan Bank	2,288	—	—	2,288

Total Available-for-Sale Securities	$211,414	$158	$(2,531)	$209,041

Held-to-Maturity Securities:
Certificate of Deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The following tables present the aggregate amount of unrealized loss in investment securities as of September 30, 2005 and December 31, 2004. The aggregate is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

			September 30, 2005
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
US Government Corporations & Agencies	$5,599	$(38)	$53,477	$(1,521)	$59,076	$(1,559)
US Government Agency CMOs & PCMOs	74,552	(602)	29,488	(454)	$104,040	$(1,056)
US Government Agency MBS	31,238	(313)	4,719	(146)	$35,957	$(459)
Municipal Securities	4,699	(44)	11,351	(260)	$16,050	$(304)

Total temporarily impaired investment securities:	$116,088	$(997)	$99,035	$(2,381)	$215,123	$(3,378)

     As of September 30, 2005, 125 investment securities have an unrealized loss totaling $(3.4) million. They are comprised of the following: 28 U.S. Government Agency Securities, 48 U.S. Government Agency and Other CMOs, 17 U.S. Government Agency MBS, and 32 Municipal Securities. The investment securities are obligations of entities that are excellent credit risks. The impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
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

			December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
US Government Corporations & Agencies	$—	$—	$56,323	$(1,340)	$56,323	$(1,340)
US Government Agency CMOs & PCMOs	58,811	(459)	—	—	$58,811	$(459)
US Government Agency MBS	18,689	(97)	2,646	(76)	$21,335	$(173)
Municipal Securities	12,636	(210)	8,946	(349)	$21,582	$(559)

Total temporarily impaired investment securities:	$90,136	$(766)	$67,915	$(1,765)	$158,051	$(2,531)

3. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	September 30,		December 31,
	2005		2004
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Commercial	$32,541	11.5%	$35,077	16.8%
Commercial real estate	95,445	33.8%	71,432	34.2%
Real estate construction	78,389	27.8%	38,578	18.4%
Residential real estate	72,144	25.5%	59,819	28.6%
Consumer	3,640	1.3%	4,020	1.9%
Agricultural	276	0.1%	278	0.1%
Less: unearned discount & fees	(263)	0.0%	0	0.0%

Total Loans	$282,172	100.0%	$209,204	100.0%

4. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2005	2004	2004
	(dollars in thousands)
Balance, beginning of period	$2,300	$1,444	$1,444
Provision for loan losses	857	886	522
Loans charged off	(10)	(40)	(40)
Recoveries of loans charged off	3	10	—

Net charge offs	(7)	(30)	(40)

Balance, end of period	$3,150	$2,300	$1,926

     The following table shows impaired loans as of the periods indicated and the allowance provided for such loans:

	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Impaired loans for which an allowance has been provided	$1,306	$1,326

Total impaired loans	$1,306	$1,326

Allowance provided for impaired loans, included in the allowance for loan losses	$175	$161

5. Long Term Federal Home Loan Bank Advances
     Bankshares’ variable and fixed-rate debt of $20.0 million at September 30, 2005 and December 31, 2004, matures through 2011. The variable rate advances adjust quarterly based on LIBOR plus 3 basis points. Bankshares also has one fixed-rate advance with an interest rate of 4.52%. At September 30, 2005, the interest rates ranged from 2.04% to 4.52%.
     The contractual maturities of the current long-term Federal Home Loan Bank of Atlanta Advances are as follows for the periods indicated:

	September 30,	December 31,
	2005	2004
	(dollars in thousands)
2008	$10,000	$10,000
2009	7,000	7,000
2011	3,000	3,000

Total	$20,000	$20,000

6. Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. The trust also issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 7.02% on September 30, 2005 and 5.64% on December 31, 2004.

7. Earnings Per Share
     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

Three Months Ended September 30,	2005		2004
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,797,746	$0.25	4,776,777	$0.18

Effect of dilutive securities, stock options	305,803		319,431

Diluted earnings per share	5,103,549	$0.23	5,096,208	$0.17

Net Income utilized in the earnings per share calculations above:	$1,188,000		$851,000

Nine Months Ended September 30,	2005		2004
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	4,796,525	$0.61	4,464,989	$0.48

Effect of dilutive securities, stock options	300,783		353,797

Diluted earnings per share	5,097,308	$0.58	4,818,786	$0.45

Net Income utilized in the earnings per share calculations above:	$2,947,000		$2,152,000

     Average shares of 125,300 and 151,050 have been excluded from the calculation from the nine months ended September 30, 2005 and September 30, 2004, respectively, because their effects were anti-dilutive.

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
     The following tables present segment information for the nine month periods ended September 30, 2005 and 2004:

	September 30, 2005
	2005
	(dollars in thousands)
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$20,705	$603	$(699)	$20,609
Gain on sale of loans	—	2,529	—	2,529
Other	312	10	—	322

Total operating income	21,017	3,142	(699)	23,460

Expenses:
Interest expense	7,473	699	(699)	7,473
Provision for loan loss	857	—	—	857
Salaries and employee benefits	3,647	2,146	—	5,793
Other	4,314	1,015	—	5,329

Total operating expenses	16,291	3,860	(699)	19,452

Income before income taxes	$4,726	$(718)	$—	$4,008

Total assets	$661,649	$11,366	$(10,397)	$662,618

Capital expenditures	$182	$256	$—	$438

	September 30, 2004
	2004
	(dollars in thousands)
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$13,365	$1,050	$(1,037)	$13,378
Gain on sale of loans	—	4,226	—	4,226
Other	670	34	—	704

Total operating income	14,035	5,310	(1,037)	18,308

Expenses:
Interest expense	4,884	1,037	(1,037)	4,884
Provision for loan loss	522	—	—	522
Salaries and employee benefits	2,448	3,236	—	5,684
Other	3,572	790	—	4,362

Total operating expenses	11,426	5,063	(1,037)	15,452

Income before income taxes	$2,609	$247	$—	$2,856

Total assets	$524,353	$38,287	$(37,254)	$525,386

Capital expenditures	$743	$233	$—	$976

9. Subsequent Event
     On October 7, 2005, Bankshares announced the execution of a definitive agreement for its subsidiary, Alliance Bank Corporation, to acquire the Danaher Insurance Agency of Annandale, Virginia in an all cash transaction for a purchase price of between $2.975 million and $3.2 million, depending on the insurance operation’s earnings in calendar years 2006 and 2007. Danaher Insurance has been in operation for 42 years and provides insurance and a full array of financial services to a broad range of small and middle market businesses, professionals and consumers. The transaction is expected to close during the fourth quarter of 2005. Danaher Insurance will become a subsidiary of the Bank and will be renamed Alliance Insurance Corporation. When the acquisition closes, Alliance Insurance Corporation will carry all its present lines and markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bankshares, the Bank and AHF, on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ Annual Report on Form 10-KSB for the year ended December 31, 2004 and the consolidated financial statements and accompanying notes included elsewhere in this report.
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
     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio and is our most critical accounting policy. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
Overview
     For the three month period ended September 30, 2005, net income amounted to $1.2 million compared to $851 thousand for the same period in the prior year. This increase reflects the overall growth of our core banking unit, as interest income on loans grew from $2.8 million for the three months ended September 30, 2004 to $4.8 million for the three months ended September 30, 2005, an increase of $2.0 million, or 69.8%. The basic earnings per share were $.25 for the three months ended September 30, 2005 compared to the prior year earnings of $.18 per common share. The diluted earnings per share were $.23 for the three months ended September 30, 2005 compared to the prior year diluted earnings of $.17 per common share. Weighted average diluted shares outstanding were 5,103,549 for the three months ended September 30, 2005 compared to the prior year weighted average diluted shares outstanding of 5,096,208.
     For the nine month period ended September 30, 2005, net income amounted to $2.9 million compared to $2.2 million for the same period in the prior year. In the nine month period ended September 30, 2005, interest income on loans grew to $12.7 million, an increase of $5.7 million, or 83.1% over the 2004 amount of $6.9 million. The basic earnings per share were $.61 for the nine months ended September 30, 2005 compared to the prior year earnings of $.48 per common share. The diluted earnings per share were $.58 for the nine months ended September 30, 2005 compared to the prior year diluted earnings of $.45 per common share. Weighted average diluted shares outstanding were 5,097,308 for the nine months ended September 30, 2005 compared to the prior year weighted average diluted shares outstanding of 4,818,786. The 2005 diluted shares include the full impact of the February 2004 common stock offering of 1,481,470 shares.
     Return on average equity on an annualized basis during the three months ended September 30, 2005 was 10.01% compared to 7.78% for the same period in 2004. Return on average assets on an annualized basis for the three months ended September 30, 2005 was ..79% compared to .74% for the same period of 2004. Net interest margin was 3.54% for the three months ended September 30, 2005 compared to 3.15% for the three months ended September 30, 2004.
     Return on average equity on an annualized basis during the nine months ended September 30, 2005 was 8.38% compared to 7.45% for the same period in 2004. Return on average assets on an annualized basis for the nine months ended September 30, 2005 was .70% compared to .68% for the nine months ended September 30, 2004. Net interest margin was 3.41% for the nine months ended September 30, 2005 compared to 3.01% for the nine months ended September 30, 2004.
     Total assets amounted to $662.6 million as of September 30, 2005, a $182.9 million increase over the December 31, 2004 level of $479.7 million. This increase is primarily attributable to the growth in non-interest bearing deposits, up $123.9 million, nearly double the December 31, 2004 level of $128.3 million.
     As of September 30, 2005, total loans grew to $282.2 million compared to $209.2 million as of December 31, 2004, an increase of 34.9%.
     As of September 30, 2005, loans held for sale were $7.3 million compared to $24.7 million at December 31, 2004, and $32.0 million at September 30, 2004. The amount of loans originated were $145.3 million for the nine months ended September 30, 2005 compared to $187.0 million for the nine months ended September 30, 2004. Proceeds from the sale of loans held for sale were $165.2 million and $172.2 million for the nine months ended September 30, 2005 and September 30, 2004, respectively.
     The allowance for loan losses was $3.2 million as of September 30, 2005 or 1.12% of loans outstanding compared to $2.3 million as of December 31, 2004 or 1.10% of outstanding loans. (These ratios exclude loans held for sale.)
     Total deposits amounted to $519.6 million as of September 30, 2005, which represents a 46.1% increase from $355.7 million total deposits as of December 31, 2004. Included in this growth are non-interest bearing deposits, which were $252.2 million as of September 30, 2005, up $123.9 million above the December 31, 2004 level of $128.3 million. Non-interest bearing demand deposits to total deposits increased to 48.5% as of September 30, 2005, compared to 36.1% as of December 31, 2004.
     Total stockholders’ equity was $49.0 million as of September 30, 2005 compared to the December 31, 2004 level of $46.6 million. Book value per common share was $10.21 as of September 30, 2005 compared to $9.73 as of December 31, 2004. The net unrealized loss on available-for-sale securities amounted to $(2.2) million, net of tax as of September 30, 2005 compared to a net unrealized loss on available-for-sale securities of $(1.6) million, net of tax as of December 31, 2004.
     Management is not aware of any current recommendations by any regulatory authorities, which, if implemented, would have a material effect on Bankshares’ liquidity, capital resources or results of operations.

Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended September 30, 2005 was $5.0 million compared to $3.4 million for the same period in 2004. This represents an increase of 46.6% over the net interest income earned in the same period in 2004. Loan interest income increased $2.0 million to $4.8 million in the three months ended September 30, 2005 compared to $2.8 million for the same period in 2004.
     Net interest income (on a fully tax equivalent basis) for the nine months ended September 30, 2005 was $13.5 million compared to $8.9 million for the same period in 2004. This represents an increase of $4.6 million or 51.4% over the net interest income earned in the same period in 2004. The growth in net interest income in both periods is directly attributable to the significant asset growth that has occurred in our loan portfolio. Loan interest income increased $5.8 million to $12.7 million in the nine months ended September 30, 2005 compared to $6.9 million for the same period in 2004.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended September 30,
	2005			2004
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$276,257	$4,811	6.91%	$190,652	$2,834	5.91%
Investment securities	235,540	2,577	4.34%	201,521	2,232	4.41%
Federal funds sold	48,392	385	3.16%	37,946	113	1.18%

Total interest earning assets	560,189	7,773	5.51%	430,119	5,179	4.79%
Non-interest earning assets:
Cash and due from banks	29,828			20,132
Premises and equipment	2,137			2,198
Other assets	7,646			8,192
Less: allowance for loan losses	(2,992)			(1,697)

Total non-interest earning assets	36,619			28,825

Total Assets	$596,808			$458,944

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$40,595	$131	1.28%	$23,289	$60	1.02%
Money market deposit accounts	27,111	140	2.05%	25,343	84	1.32%
Savings accounts	3,297	13	1.56%	3,302	9	1.08%
Time deposits	186,048	1,519	3.24%	168,617	1,151	2.72%

Total interest-bearing deposits	257,051	1,803	2.78%	220,551	1,304	2.35%
FHLB Advances	20,000	172	3.41%	20,000	123	2.45%
Other borrowings	87,267	798	3.63%	49,655	342	2.74%

Total interest-bearing liabilities	364,318	2,773	3.02%	290,206	1,769	2.43%

Non-interest bearing liabilities:
Demand deposits	182,634			123,702
Other liabilities	2,761			1,545

Total liabilities	549,713			415,453
Stockholders’ Equity	47,095			43,491

Total Liabilities and Stockholders’ Equity	$596,808			$458,944

Interest SpreadS(3)			2.49%			2.37%

Net Interest Margin (4)		$5,000	3.54%		$3,410	3.15%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had no nonaccruing loans in 2005 or in 2004.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Nine Months Ended September 30,
	2005			2004
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$257,691	$12,657	6.57%	$159,959	$6,914	5.77%
Investment securities	225,386	7,349	4.36%	194,465	6,549	4.50%
Federal funds sold	45,114	955	2.83%	40,761	327	1.07%

Total interest earning assets	528,191	20,961	5.31%	395,185	13,790	4.66%
Non-interest earning assets:
Cash and due from banks	26,788			18,955
Premises and equipment	2,240			2,012
Other assets	7,703			7,255
Less: allowance for loan losses	(2,669)			(1,575)

Total non-interest earning assets	34,062			26,647

Total Assets	$562,253			$421,832

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$38,157	$345	1.21%	$21,663	$168	1.04%
Money market deposit accounts	31,408	406	1.73%	21,893	223	1.36%
Savings accounts	4,009	40	1.33%	2,823	24	1.14%
Time deposits	183,758	4,291	3.12%	160,449	3,198	2.66%

Total interest-bearing deposits	257,332	5,082	2.64%	206,828	3,613	2.33%
FHLB Advances	20,000	479	3.20%	19,489	345	2.36%
Other borrowings	77,218	1,912	3.31%	46,647	926	2.65%

Total interest-bearing liabilities	354,550	7,473	2.82%	272,964	4,884	2.39%

Non-interest bearing liabilities:
Demand deposits	156,514			107,460
Other liabilities	4,183			2,814

Total liabilities	515,247			383,238
Stockholders’ Equity	47,006			38,594

Total Liabilities and Stockholders’ Equity	$562,253			$421,832

Interest Spread (3)			2.50%			2.27%

Net Interest Margin (4)		$13,488	3.41%		$8,906	3.01%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had no nonaccruing loans in 2005 or in 2004.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $276.3 million for the three months ended September 30, 2005 compared to $190.7 million for the same period in 2004. The related interest income from loans was $4.8 million in 2005 compared to $2.8 million in 2004. The average yield on loans increased from 5.91% in 2004 to 6.91% in 2005.
     Average loan balances (including loans held for sale) were $257.7 million for the nine months ended September 30, 2005 compared to $160.0 million for the same period in 2004. The related interest income from loans was $12.7 million in 2005 compared to $6.9 million in 2004. The average yield on loans increased from 5.77% in 2004 to 6.57% in 2005. This increase reflects the overall growth of the loan portfolio and the recent increases in the prime interest rate.
     The investment securities income of $2.6 million (on a fully taxable equivalent basis) brought the interest income level to $7.8 million for the three months ended September 30, 2005. This represents an increase of $2.6 million over the 2004 level of $5.2 million. The third quarter tax equivalent yield on investment securities for 2005 and 2004 was 4.34% and 4.41%, respectively.
     The investment securities income of $7.3 million (on a fully taxable equivalent basis) brought the interest income level to $21.0 million for the nine months ended September 30, 2005. This represents an increase of $7.2 million over the 2004 level of $13.8 million. The tax equivalent yield on investment securities was 4.36% for the nine months ended September 30, 2005, which is 14 basis points lower than the nine months ended September 30, 2004 level of 4.50%.
     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $385 thousand to interest income in the three month period ended September 30, 2005 compared to $113 thousand for the same period in 2004.
     For the nine month period ended September 30, 2005 federal funds sold contributed $955 thousand compared to $327 thousand for the same period in 2004.
     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $364.3 million in three months ended September 30, 2005, which was $74.1 million greater than the 2004 level of $290.2 million.
     On a year to date basis, average interest-bearing funding sources (deposit and purchased funds) grew to $354.6 million in 2005, which was $81.6 million greater than the 2004 level of $273.0 million.
     Interest expense for all interest-bearing liabilities amounted to $2.8 million in the third quarter of 2005, which was $1.0 million greater than the 2004 level of $1.8 million. Cost of interest-bearing liabilities for the third quarter 2005 was 3.02 % or 59 basis points higher than the 2004 level of 2.43%.

     Interest expense for all interest-bearing liabilities amounted to $7.5 million in the first nine months of 2005, which was $2.6 million greater than the 2004 level of $4.9 million. Cost of interest-bearing liabilities for the first nine months of 2005 was 2.82 % or 43 basis points higher than the 2004 level of 2.39%.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Volume and Rate Analysis
(dollars in thousands)

	Nine Months Ended September 30,
	2005 compared to 2004
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Investments	$800	$995	$(195)
Loans	5,743	4,681	1,062
Federal funds sold	628	38	590

Total Increase in Interest Income	7,171	5,714	1,457

Interest Bearing Liabilities:
Interest bearing deposits	1,469	769	700
Purchased funds	1,120	723	397

Total Increase in Interest Expense	2,589	1,492	1,097

Increase in Net Interest Income	$4,582	$4,222	$360

     A key driver of our expanded net interest margin is the increased loan volume. As seen in the table above, loan interest income has increased by $4.7 million due to the additional loan balances.
     Non-interest Income. Non-interest income amounted to $834 thousand during the three months ended September 30, 2005, a decrease of $887 thousand from the 2004 level of $1.7 million. Bankshares earned $746 thousand on the sale of mortgage loans in the three months ended September 30, 2005 compared to earnings of $1.5 million in the third quarter of 2004. The decrease in production income is due to the smaller number of mortgage loan originators on staff.
     Additionally, Bankshares lost $(19) thousand on the sale of investment securities in the third quarter of 2005, compared to earnings of $56 thousand in the third quarter of 2004.

     Non-interest income amounted to $2.9 million during the nine months ended September 30, 2005, a decrease of $2.0 million over the 2004 level of $4.9 million. The primary source of non-interest income is gains on the sale of residential mortgage loans through Alliance Home Funding. Bankshares generated $2.5 million from the sale of mortgage loans for the first nine months ended September 30, 2005 compared to $4.2 million for the first nine months ended September 30, 2004. The reduced mortgage banking activity and performance has a correlation to interest rates and the number of mortgage loan officers on staff.
     Another source of non-interest income is net gains on the sale of investment securities. Bankshares generated a net loss on the sale of investment securities of $(24) thousand in the first nine months of 2005 compared to net gains of $382 thousand in the first nine months of 2004.
     Non-interest Expense. Non-interest expense in the three months ended September 30, 2005 amounted to $3.5 million compared to the 2004 level of $3.5 million. Salary and benefits expense for the three months ended September 30, 2005 was $1.9 million, or $130 thousand lower than the September 30, 2004 level of $2.0 million. Occupancy and furniture and equipment costs for the three months ended September 30, 2005 were up $83 thousand over the 2004 level of $508 thousand. Other operating expenses remained stable at $1.0 million for the three months ended September 30, 2005 and the three months ended September 30, 2004.
     Non-interest expense in the nine months ended September 30, 2005 amounted to $11.1 million compared to the 2004 level of $10.0 million. Salary and benefits expense for the nine months ended September 30, 2005 were $5.8 million, or $109 thousand higher than the September 30, 2004 level of $5.7 million. Occupancy and furniture and equipment costs for the nine months ended September 30, 2005 were up $230 thousand over the 2004 level of $1.5 million. Other operating expenses amounted to $3.6 million for the nine months ended September 30, 2005, compared to $2.9 million in 2004. Other operating expenses increased during the nine months ended September 30, 2005 due to increased marketing efforts and professional fees.
     Alliance Home Funding. For the third quarter of 2005, mortgage loan sale gains were $746 thousand, compared to $1.5 million for the third quarter of 2004. For the first nine months of 2005, mortgage loan sale gains were $2.5 million, compared to $4.2 million for the first nine months of 2004. Mortgage loan originations for the first nine months of 2005 were $145.3 million, a decrease of $41.7 million compared to $187.0 million for 2004. Our production staffing level for the first nine months in 2005 remains lower than the staffing level in 2004. We are currently in the process of hiring additional staff to meet our staffing needs. By increasing our production staff level, we hope to see an additional improvement in the future. In addition to the decreased staff size, the income of Alliance Home Funding was also adversely impacted by marketing costs, recruiting costs and sign on bonuses for the new mortgage loan originators. These costs primarily impacted the first quarter results.

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
     Income Taxes. We recorded $763 thousand in income tax expense in the third quarter of 2005 compared to $332 thousand in 2004. During the first nine months of 2005, the income tax expense recorded was $1.1 million, compared to $704 thousand in 2004. Bankshares’ effective tax rate was 26.5% for the first nine months ended September 30, 2005 compared to 24.6% for the first nine months ended September 30, 2004. The effective tax rate is lower than the statutory rate of 34% due to the benefits of our municipal bond portfolio and the tax benefits of $286 thousand associated with the Alliance Home Funding pre-tax loss.
Analysis of Financial Condition
     Investment Securities. We generally classify investment securities as available for sale under the classifications outlined in FASB Statement No. 115. In all periods presented, we had a single investment of $100,000 classified as held to maturity. We use the portfolio to manage excess liquidity, customer deposit volatility and asset/liability mix.
     In 2004 we developed and implemented an investment strategy focused on three key prongs, which we are still carrying out in 2005. The first prong focused on managing the base duration of the callable bond portions of the portfolio. The second prong focused on expanding the cash flow portion of the investment portfolio. The final prong focused on managing the municipal bond or higher yielding portion of the portfolio. All of the strategies where undertaken within the context of the overall balance sheet and the then current investment portfolio and the overall investment market conditions.
     Our investment portfolio at September 30, 2005 and December 31, 2004 contained callable US government agency securities, US government agency collateralized mortgage obligations, US government agency mortgage backed securities, municipal securities, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. As of September 30, 2005 PCMOs, CMOs and MBS made up 64.8% of the portfolio, as compared to 58.2% at December 31, 2004. Municipal securities were 8.5% of the portfolio as of September 30, 2005, as compared to 13.4% as of December 31, 2004. According to our policy, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities at September 30, 2005 or December 31, 2004. We actively manage our portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.
     Investment securities available for sale amounted to $231.1 million as of September 30, 2005, a $22.1 million increase over the December 31, 2004 level of $209.0 million. The growth in the investment security portfolio is directly related to the growth in deposits experienced in 2004. The effects of unrealized losses on the portfolio were ($3.3) million at September 30, 2005 and ($2.4) million at December 31, 2004. The unrealized losses amounted to 1.44% of the investment portfolio value as of September 30, 2005 and 1.13% of the investment portfolio value as of December 31, 2004.
     Contractual maturities of collateralized mortgage obligations and mortgage backed securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. We generally expect these securities to prepay prior to contractual maturity. Additionally, callable agency securities may be called by the issuer prior to the contractual maturity.
     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of September 30, 2005:

	September 30, 2005
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(dollars in thousands)
Available-for-Sale Securities:
US Government Corporations & Agencies	$—	0.00%	$22,034	4.23%	$38,607	4.65%	$1,995	5.03%	$62,636	4.51%
US Government Agency CMOs & PCMOs*	—	0.00%	—	0.00%	—	0.00%	112,732	4.67%	112,732	4.67%
US Government Agency MBS*	—	0.00%	3,117	3.94%	10,181	3.97%	23,118	4.21%	36,416	4.12%
States & Municipal Securities**	—	0.00%	—	0.00%	830	4.99%	18,803	5.72%	19,633	5.69%
Other Securities	—	0.00%	—	0.00%	—	0.00%	2,969	4.63%	2,969	4.63%

Total Available-for-Sale Securities	$—	0.00%	$25,151	4.20%	$49,618	4.51%	$159,617	4.73%	$234,386	4.62%

Held-to-Maturity Securities:
Certificate of Deposit	$—	0.00%	$100	3.85%	$—	0.00%	$—	0.00%	$100	3.85%

Total Held-to-Maturity Securities	$—	0.00%	$100	3.85%	$—	0.00%	$—	0.00%	$100	3.85%

*	Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

**	States & Municipal Securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
     Loan Portfolio. Our overall increase in the loan portfolio reflects Bankshares’ continued focus on loan growth. The loan portfolio increased 34.9% for the first nine months of 2005, rising to $282.2 million at September 30, 2005, compared to $209.2 million at December 31, 2004, and increased 60.8% compared to $175.5 million at September 30, 2004.
     We categorize our loans into five general classifications: Commercial, Commercial Real Estate, Real Estate Construction, Residential Real Estate and Consumer. We experienced significant growth in our total portfolio, with the strongest growth coming in our Commercial Real Estate, Real Estate Construction and Residential Real Estate categories.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. Commercial loans represent 11.5% of the loan portfolio, or $32.5 million as of September 30, 2005, a decrease from $35.1 million and 16.8% of the loan portfolio at December 31, 2004, and $33.9 million and 19.3% of the loan portfolio at September 30, 2004.
     Commercial real estate loans were $95.4 million or 33.8% of the loan portfolio as of September 30, 2005. This compares to $71.4 million or 34.1% as of December 31, 2004 and $62.0 million or 35.3% as of September 30, 2004. Loans in this category are generally amortizing over 15 to 25 year periods and carry adjustable rates which reset every one to five years, indexed against like-maturity Treasury instruments.
     The real estate construction component of our loan portfolio includes two distinct categories: commercial construction which will convert to commercial real estate loans (the smaller group) and residential construction loans to builders for resale (the larger group and the faster growth part of the portfolio). Overall, our construction loan portfolio grew 215% over the past year. This category totaled $78.4 million or 27.8% of our portfolio as of September 30, 2005, compared to $38.6 million and 18.5% of the portfolio as of December 31, 2004 and $24.9 million or 14.2% as of September 30, 2004.
     Residential real estate loans (home equity and fixed rate trusts) were $72.1 million or 25.65% of the loan portfolio as of September 30, 2005. This is an increase of $12.3 million, or 20.6% over the December 31, 2004 balance of $59.8 million and an increase of $21.9 million or 43.7% over the September 30, 2004 balance of $50.2 million. This category consists of two different loan types: home equity loans (“HELOCs”, which are secured by secondary financing on residential real estate) which represent the most significant portion of the category and first mortgage loans secured by single family residences not held for sale through Alliance Home Funding.
     Allowance for Loan Losses. The allowance for loan losses was $3.2 million at September 30, 2005, or 1.12% of loans outstanding, compared to $2.3 million or 1.10% of loans outstanding at December 31, 2004. (These ratios exclude loans held for sale.) In the first nine months of 2005, we had net charge-offs of $7 thousand compared to $40 thousand for the nine months ended September 30, 2004. All charge-offs and recoveries were in the consumer loan category.

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
     Nonperforming Assets. A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to Bankshares. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Bankshares and general economic conditions. At September 30, 2005 and December 31, 2004, Bankshares had no nonperforming, nonaccrual loans, restructured loans or OREO.
     Impaired Loans. As of September 30, 2005 and December 31, 2004, we had loans from borrowers that were recorded as “special mention” and “substandard” on our internal loan watch list. The principal amount of these impaired loans was $1.3 million. We have allocated $175 thousand of our allowance for loan losses toward specific loans. The impaired loan balance was also $1.3 million as of December 31, 2004. The allowance for loan losses as of December 31, 2004 included a specific allocation for the impaired loans of $161 thousand.
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
     We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At September 30, 2005, the deposit portfolio was $519.6 million, a $163.9 million increase over the December 31, 2004 level of $355.7 million. We have seen growth in several key categories over the periods compared. Key deposit categories, such as non-interest bearing deposits, NOW and certificates of deposit have all grown in proportion to overall company growth. The effects of several deposit gathering and branching initiatives have allowed our deposit and customer base to continually expand.

     From time to time, we gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow us to fund loan and investment growth with minimal sales efforts. At September 30, 2005, we had $59.9 million in such deposits, compared to $58.3 million as of December 31, 2004. The balance of the $59.9 million and $58.3 million consists of two types of “brokered” deposits. At September 30, 2005 and December 31, 2004, we had $10.0 million of brokered deposits that relate to a state government program and $49.9 million and $48.3 million, respectively, of brokered deposits that are part of a periodic marketing program by a licensed broker on our behalf. We have entered into a series of brokered deposits as part of a corporate initiative to extend the maturity of liabilities. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our mortgage banking unit, Alliance Home Funding. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. Customer repurchase agreements amounted to $61.6 million at September 30, 2005, compared to $29.9 million at December 31, 2004. There were no outstanding federal funds purchased as of September 30, 2005 as compared to outstanding federal funds purchased of $15.0 million at December 31, 2004.
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

     Our liquidity is directly impacted by Alliance Home Funding. As interest rates decline, mortgage refinances and home purchases increase. In addition to the impact of interest rate movements, Alliance Home Funding has been adding production personnel which we expect will increase loan originations and funding requirements. Alliance Bank provides a warehouse line of credit to Alliance Home Funding. The funds advanced on this line allow us to originate and hold mortgages until they are sold to third party investors. In the first nine months of 2005, advances under this line of credit averaged $16.8 million, compared to $24.8 million for the period ended September 30, 2004. Our general liquidity management activities take into account current and expected warehouse line of credit needs.
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of September 30, 2005 was 7.02% compared to 5.64% on December 31, 2004.
     Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At September 30, 2005 and December 31, 2004 the entire amount was considered Tier I capital.
     Capital. Both Bankshares and Alliance Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $49.0 million as of September 30, 2005 and $46.6 million as of December 31, 2004. The increase in equity is primarily attributable to net income, which added $2.9 million to stockholders’ equity as of September 30, 2005. Book value per share was $10.21 as of September 30, 2005 as compared to $9.73 as of December 31, 2004.
     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Tier I Capital:
Common stock	$19,196	$19,173
Capital surplus	19,874	19,855
Retained earnings	12,106	9,160
Less: disallowed assets	—	—
Add: Qualifying Trust Preferred Capital Notes	10,000	10,000

Total tier I capital	61,176	58,188

Tier II Capital:
Allowance for loan losses	3,150	2,300
Trust Preferred Capital Notes	—	—

Total tier II capital	3,150	2,300

Total Risk Based Capital	$64,326	$60,488

Risk weighted assets	$360,159	$271,118

Quarterly average assets	$596,808	$500,625

			Regulatory Minimum

Capital Ratios:
Tier 1 risk based capital ratio	17.0%	21.5%	4.0%
Total risk based capital ratio	17.9%	22.3%	8.0%
Leverage ratio	10.3%	11.6%	4.0%
Equity to assets ratio	7.4%	9.7%	N/A
     Bankshares is considered “well capitalized” as of September 30, 2005 and December 31, 2004.
     Bankshares’ ability to pay cash dividends is restricted by banking regulations. We have not declared or paid cash dividends since inception. It is our stated policy to retain earnings to support future organizational growth.

     The ratio of net income to average assets and average equity and certain other ratios are as follows:

	September 30,	December 31,
	2005	2004
	(dollars in thousands)
Average total assets	$562,253	$441,630

Average stockholders’ equity	$47,006	$40,279

Net income	$2,947	$2,767

Cash dividends declared	$—	$—

Return on average assets	0.70%	0.63%

Return on average stockholders’	8.38%	6.87%

Average stockholders’ equity to average total assets	8.36%	9.12%

     Concentrations. Bankshares operates in the greater Washington, DC metropolitan region, primarily in the Northern Virginia submarket. Bankshares’ overall business includes a focus on real estate activities, including title companies and real estate settlement businesses. It appears that the regional real estate related economy is experiencing some changes from an extremely robust market to a more normalized market. Management is keenly aware of the real estate related concentrations and is closely monitoring the impact of changes on our clients and our business. Material changes in the economic situation of the region and / or the region’s real estate market could have an adverse impact on Bankshares.
Contractual Obligations
     Bankshares has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The table does not include deposit liabilities or repurchase agreements entered into in the ordinary course of banking. The following table summarizes Bankshares’ contractual cash obligations as of December 31, 2004.

	December 31, 2004
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Trust Preferred Capital Notes	$10,310	$—	$—	$—	$10,310
Operating Leases	4,293	791	1,507	972	1,023
Federal Home Loan Bank Advances	20,000	—	—	17,000	3,000
Data Processing Services	1,456	511	945	—	—

Total	$36,059	$1,302	$2,452	$17,972	$14,333

     As of September 30, 2005, there have been no material changes to the contractual obligations listed above.
Off Balance Sheet Activities
     As of September 30, 2005, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-KSB for the year ended December 31, 2004.
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
     On December 16, 2004, FASB issued Statement No. 123R (revised 2004), Share-Based Paymen, (SFAS No. 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. On April 27, 2005, the Board of Directors approved the immediate vesting of all unvested “underwater” stock options held by executive officers, directors and employees as of March 31, 2005. The Board of Directors felt this action was prudent and in the best interests of shareholders. Bankshares will begin recognizing compensation expense in 2006 for options that have been issued but not yet vested prior to January 1, 2006. On a proforma basis, the most recent quarterly charge for options issued but not yet vested was $31 thousand. Any options issued after September 30, 2005 would increase the quarterly compensation expense expected in 2006.
     In March 2005, the SEC issued Staff Accounting Bulleting No. 107 (SAB 107). SAB 107 expresses the views of the SEC staff regarding the interaction of SFAS No. 123R and certain SEC rules and regulations and provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. SAB 107 does not impact Bankshares’ results of operations at the present time.
     In May 2005, FASB issued Statement No. 154, (SFAS No. 154) Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3. The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Bankshares does not anticipate that this revision will have a material effect on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. In mid 2004, we began a project to enhance the sophistication of our current Asset Liability Management (“ALM”) processes. We engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project is the development of a more in-depth ALM model that measures Net Interest Income (“NII”) and Economic Value of Equity (“EVE”) results on a monthly basis. The results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and as of the most recent model run (September 2005), we are in compliance with all policy metrics. The short term interest rate model (NII) indicates we are asset sensitive. The long term model (EVE) indicates a stable to slightly declining EVE in a rising interest rate environment.
     Net Interest Income Sensitivity. Bankshares’ ALM process evaluates the effect of upward and downward changes in market interest rates of future net interest income. This analysis involves shocking the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of Bankshares’ shorter-term interest rate risk. This process is accomplished by maintaining the balance sheet over a period of time with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under various rate scenarios. These assumptions might include prepayments, the sensitivity of non-maturity deposit rates, and other factors deemed significant by Bankshares.
     The ALM results for September 30, 2005 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 1.0%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 6.6%. The results in both a rising and declining interest rate environment are within the policy guidelines.
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

     The table below shows as of September 30, 2005 ALM model results under various interest rate shocks:

	September 30, 2005
Interest Rate Shocks	NII	EVE
-200 bp	(24.2)%	(6.1)%
-100 bp	(6.6)%	(1.9)%
+100 bp	1.0%	(0.2)%
+200 bp	7.8%	(2.4)%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative positive gap position within one year was $17.8 million, or 2.69% of total assets, at September 30, 2005. The positive gap suggests that the net interest margin will increase in a market of rising interest rates, as assets will reprice faster than liabilities. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long term interest rate exposure. As an example, $136 million of the investment securities at September 30, 2005 are classified as greater than five years due to the contractual maturity of the instruments. A significant portion of the securities are expected to provide cash flow within one to two years (the investment models suggest in excess of $50 million at base interest rates). The shifting of the cash flow to a more realistic measurement provides a significantly different picture of the interest sensitivity of the organization.

     The following table reflects our September 30, 2005 “static” interest rate gap position:

	September 30, 2005
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	2,044	0	93,154	135,956	231,154
Loans held for sale	7,324	0	—	0	7,324
Loans	144,292	17,155	58,476	62,249	282,172
Interest-bearing deposits	200	0	—	0	200
Federal funds sold	94,643	0	—	0	94,643

Total interest earning assets	248,503	17,155	151,630	198,205	615,493

Interest-bearing liabilities:
Interest-bearing demand deposits	55,705	—	—	—	55,705
Money market deposit accounts	27,391	—	—	—	27,391
Savings accounts & IRAs	3,686	—	—	—	3,686
Time deposits	11,444	60,178	55,848	53,198	180,668

Total interest-bearing deposits	98,226	60,178	55,848	53,198	267,450

FHLB Advances	17,000	—	—	3,000	20,000
Repos	61,632	—	—	—	61,632
Other borrowings	467	—	—	—	467
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	187,635	60,178	55,848	56,198	359,859

Period Gap	$60,868	$(43,023)	$95,782	$142,007	$255,634

Cumulative Gap	$60,868	$17,845	$113,627	$255,634	$255,634

Cumulative Gap / Total Assets	9.19%	2.69%	17.15%	38.58%	38.58%

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of September 30, 2005.
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
     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          None.
     Item 3. Defaults Upon Senior Securities
          None.
     Item 4. Submission of Matters to a Vote of Security Holders
          None.
     Item 5. Other Information
          None.
     Item 6. Exhibits
2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed August 21, 2002).

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 filed August 21, 2002).
Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K.

   The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.
10.9	Stock Purchase Agreement dated October 6, 2005, by and between Thomas P. Danaher, Thomas P. Danaher and Company, Inc. and Alliance Bank Corporation (incorporated by reference to Exhibit 10.9 to Form 8-k filed October 12, 2005.)

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

November 14, 2005	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr. President & CEO (principal executive officer)

November 14, 2005	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr. Executive Vice President & CFO (principal financial and accounting officer)