Form 10-K
period 2005-12-31
ALLIANCE BANKSHARES CORP
filed 2006-03-31
CIK 1181001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock, $4 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
           Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of Alliance Bankshares Corporation common stock held by non-affiliates as of June 30, 2005 was $65,076,173 based on the closing sale price of $15.25 per common share.
The number of shares of common stock outstanding as of March 27, 2006 was 4,811,050.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2006 Annual Meeting of Shareholders to be held on June 28, 2006 (the “2006 Proxy Statement”) are incorporated by reference into Part III of this report.

i

PART I.
Item 1. Business
General
     Alliance Bankshares Corporation (“Bankshares”) is a single-bank holding company headquartered in Chantilly, Virginia. We were incorporated in Virginia in May 2002 and acquired all of the shares of Alliance Bank Corporation in a statutory share exchange on August 16, 2002. Our primary asset is Alliance Bank Corporation.
     Alliance Bank is a state-chartered commercial bank. Alliance Bank was incorporated in Virginia in July 1996 and opened on November 16, 1998. Alliance Home Funding, LLC, a wholly owned subsidiary of Alliance Bank, opened in July 2001 to pursue and execute our strategic initiative of engaging in mortgage banking. Alliance Virginia Capital Trust I, a Delaware statuary trust was formed in June 2003 for the purpose of issuing trust preferred capital securities. Alliance Insurance Agency, Inc., a wholly owned subsidiary of Alliance Bank, was formed in November 2005 through the acquisition of Danaher Insurance Agency on November 15, 2005.
     We execute our business strategies via five distinct business lines: Commercial Banking, Retail Banking, Private Client Services, Mortgage Banking and Insurance.
COMMERCIAL BANKING
Lending Activities
     Loan Portfolio. As part of our normal business activities, we are engaged in making loans to a broad range of customers, including small businesses and middle market companies, professionals, home builders and commercial real estate developers, consumers and others in our market area. We generally define our market area as Northern Virginia and the surrounding jurisdictions in the Washington D.C. metropolitan area. The loan portfolio increased 45% during the year, rising to $304.2 million at December 31, 2005, compared to $209.2 million at December 31, 2004.
          We categorize our loans into 5 general classifications: Commercial, Commercial Real Estate, Real Estate Construction, Residential Real Estate, and Consumer. During 2005, we experienced significant growth in our total portfolio, with the strongest growth coming in our Commercial Real Estate, Real Estate Construction and Residential Real Estate categories.
     Commercial Business Lending. Our commercial business lending category consists of general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration Section 504 loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. These loans are written for any sound business purpose including the financing of plant and equipment, meeting general working capital needs, or supporting business expansion. Commercial loans generally are secured by business assets, carry the personal guarantees of the principals and have floating rates tied to the Wall Street Journal (“WSJ”) prime rate. Our customers come from a wide variety of businesses, including government contractors, professional services, building trades and retailing. Commercial loans represented 12.2% of the loan portfolio or $37.1 million at December 31, 2005, an increase from $35.1 million at December 31, 2004, which was 16.8% of the portfolio. This compares to 24.7% or $29.3 million at December 31, 2003.

     Commercial Real Estate Lending. As of December 31, 2005, commercial real estate loans were $107.2 million or 35.2% of the loan portfolio, compared to $71.4 million and 34.2% of the portfolio as of December 31, 2004. This compares to $37.4 million or 31.5% of the loan portfolio at December 31, 2003. The growth reflects the strong demand on the part of our customers to participate in the active real estate market in the Metro Washington area. These loans are typically secured by first trusts on office, warehouse, commercial condominiums or industrial space. These loans are roughly evenly divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner occupied”) and loans for income producing properties.
          In the case of owner-occupied loans, Alliance Bank is usually the primary provider of financial services for the company and/or the principals of these borrowers which allows us to further monitor the quality of the ongoing cashflow available to service the loans we have made. While these loans are real estate secured, we believe that as a portfolio, these loans are less subject to the normal real estate cycles because of the fact that the underlying businesses are the borrowers and they don’t compete for rental space in times of market over-supply. Loans in this category are generally amortizing over 15-25 year periods and carry adjustable rates which reset every 1 to 5 years, indexed against like-maturity Treasury instruments.
          Commercial real estate loans made on income producing properties are made on generally the same terms and conditions as owner-occupied loans. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% loan-to-value ratio on owner-occupied properties and an 75% loan-to-value ratio on investment properties. Exceptions to these guidelines are infrequent and are justified based on other credit factors.
     Real Estate Construction Lending. The real estate construction category of our loan portfolio generally falls into two distinct categories: commercial construction which will convert to commercial real estate loans (the smaller group) and residential construction loans to builders for resale (the larger group and the faster growth part of the portfolio). Overall, our construction loan portfolio grew 126% over the past year, again reflecting a strong demand in the market for real estate financing. In the aggregate, this category totaled $87.0 million or 28.4% of our portfolio as of December 31, 2005, compared to $38.6 million and 18.4% of the portfolio as of December 31, 2004. This compares to $11.3 million or 9.5% of the loan portfolio at December 31, 2003.
          Commercial construction loans are underwritten using the same standards as the commercial real estate loans described above, and in all cases Alliance Bank has agreed to make a longer term loan (we are our own “take-out”) upon completion of construction on the same terms and conditions described in the preceding discussion on commercial real estate loans. The interest rate during the construction period is generally floating and tied to the WSJ prime rate.
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
          While we are concerned about any future decline in the sustainability the overall economic activity in our area or any increase in the level of interest rates, either or both of which could adversely impact demand for housing, we believe that the healthy market for residential housing will continue into 2005 and 2006, albeit at a somewhat slower pace. However, two important points are reflected in our portfolio. First, substantially all of our construction loans are on projects either in progress or which should be deliverable throughout 2006 and into the first quarter of 2007. The second point is that we are generally not involved in financing large acquisition and development projects which require longer periods of time to complete and carry the associated risks.
     Residential Real Estate Lending. This portion of the loan portfolio grew 17% in 2005 over 2004, to $70.0 million and 23.0% of the portfolio from $59.8 million and 28.6%. The $70.0 million in this category consists of two different loan types: home equity loans (“HELOCs”, loans secured by secondary financing on residential real estate) which represent the most significant portion of the category and first mortgage loans secured by single family residences not held for sale through Alliance Home Funding.
          Alliance Bank has been an active HELOC lender since its inception. This portfolio is attractive to us for a number of reasons: relationship-based, secured, granular, floating rate. We have typically not competed against the “teaser rate” offerings and the “no closing costs” deals often seen in the market. We rely on our strong relationships with realtors, mortgage companies, including Alliance Home Funding, and others involved in the real estate markets to grow this business line. We underwrite each loan by considering the borrower’s capacity to service the debt, the loan-to-value ratio (typically 75-90%), the credit and employment history of the borrower, as well as their overall financial condition. Substantially all of these loans are priced at or above the WSJ prime rate and float on a daily basis. While our loans generally have a revolving period of 15 years followed by a 15 year amortization (30 years total), our experience is that, similar to first mortgages, the actual expected maturity of an individual loan is much shorter. The average principal balance on a HELOC is less than $73,000.
          Residential first mortgage loans carried on the Alliance Bank’s books result from two distinct activities. First, we have a group of business customers who are active in the acquisition and remodeling of existing single family residential property. These loans, secured by first deeds of trust, are generally made under annually reviewed lines of credit which outline the terms and conditions of each individual advance. Each advance generally has a maturity of less than 1 year and carries a floating rate of interest tied to the WSJ prime rate. Loan to value ratios are maintained at 80% or less. Our customers buy these properties in the ordinary course of their business either directly from sellers or as part of a foreclosure process. They then invest their own money along with our loan to restore the property to a fully marketable condition. These loans in many respects are similar to regular residential construction loans. We also find the granularity of these loans to be attractive, with average outstandings per property under $300,000.

          The second group in this category are loans secured by first trusts on residential property to owners. Our preference is always to originate first trusts through Alliance Home Funding for sale. However, there are times when business circumstances justify making a first mortgage loan in our regular portfolio. These situations include loans to individuals (a) who for one reason or another do not find mortgage products in the market to fit their needs and who maintain substantial non-lending relationships with us that make these loans attractive to us, or (b) loans made under terms and conditions that we believe will be saleable in the near term. Our approach to these loans is reactive, that is, we consider such requests in order to be a full service financial institution but we do not actively market this product. The maximum loan-to-value ratio in these loans is 90%, with most at lower advance rates. These loans usually either have a maturity of 5 years or less and carry interest rates that adjust with the WSJ prime rate, or look like a more 30-year traditional mortgage loan.
     Consumer Installment Lending. This category constitutes the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of December 31, 2005 was $3.0 million compared to $4.0 million as of December 31, 2004.
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
     Loan Underwriting and Approval Process. Loan requests are developed by our relationship managers who work in direct contact with our customers. Relationship managers are responsible for understanding the request and making an initial evaluation as to whether the request is consistent with our underwriting standards and risk tolerance. They are then responsible for gathering all pertinent information necessary to fully evaluate the request and the risks associated with the customer’s need. Depending on the complexity of the transaction, additional support is provided by a credit analyst who is responsible for providing an independent analysis of the financial strength of the borrower and the underlying credit-worthiness of the transaction.
          We utilize both a signature system and a committee system for approving loans. Relationship managers are given credit authority commensurate with their experience and demonstrated knowledge and ability. The maximum individual authority of any relationship manager is $200,000. Loans from $200,000 to $1,000,000 require a second signature of either the President or Chief Credit Officer.

          Loans in excess of $1,000,000 are considered by our management loan committee, which consists of the senior relationship managers, the President and the Chief Credit Officer. Loans greater than our self-imposed “house limit” (equal to approximately 80% of our legal limit) and loans that contain policy exceptions require approval of Directors’ Loan Committee. In determining the actual level of required approval, all direct and indirect extensions of credit to the borrower are considered.
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
          At least semi-annually, management also recommends to the Bank board for its approval two documents: (1) Business Strategy by Credit Type and (2) Recommended Concentrations Limits by Credit Type. These documents are intended to provide guidance to all those involved in our lending process regarding our objectives as it relates to the diversification of the loan portfolio. The Business Strategy document provides clear and concise direction as it relates to each major loan category. A number of factors are considered which result in a recommendation to either expand, attract, maintain, shrink or disengage from a particular type of lending. At the present time, our business plans do not call for shrinking or disengaging from any category.
          The Recommended Concentrations further define our desire to build an appropriately diversified loan portfolio. We consider the market opportunities, the overall risk in our existing loans, and our expectations for future economic conditions and how they together may impact our portfolio. We then establish guidelines for maximum amounts in each category. This is a relatively new process for us and we continue to refine our thinking and processes in this area.
     Loan Management. For most of the consumer loans and smaller business loans that we make, we utilize a moderate management approach. As long as monthly payments are made in a timely manner, we spend only a nominal amount of time to oversee the portfolio. Past due reports are reviewed on a weekly basis and appropriate action is determined based on the level of delinquency.

          Commercial and real estate loans require a much higher degree of attention. The primary responsibility for ensuring that loans are handled as agreed rests with the relationship manager, supported by the credit analyst and loan operations groups. We obtain and review regular financial reports from our borrowers to evaluate operating performance and identify early warning signs of increasing risk. Our culture encourages the early reporting of problems so that they can be addressed in a timely and manageable manner. Identification of increased risk results in an increased risk rating, more frequent management review and possible remediation to include more collateral, an increased interest rate to compensate for risk, or identification of alternate sources of repayment. Adversely rated credits are reviewed monthly with the Bank’s Board of Directors.
     Independent Loan Review. The Board of Directors approves loan policies. Relationship managers originate loans. Committees approve loans. Administrators oversee loans. A critical aspect of credit risk management is the independent evaluation of all the processes that take a loan from origination to final repayment. We have employed the services of an independent company to assess our entire lending operation. In addition, auditors also examine the loan portfolio. They evaluate our underwriting process to ensure that we are doing an appropriate level of due diligence. We ask them to review the quality of individual loans to ensure that we have fairly described the risks in a particular credit. They are directed to evaluate whether we are administering loans in accordance with our policies and procedures.
          Their work includes a review of delinquency reports for status and collection activity. They evaluate the remediation plans in place on all identified problem loans. Each loan that is chosen as part of the sample has the risk rating confirmed. They evaluate the adequacy of specific reserve allocations on impaired credits and the appropriateness of the overall allowance for loan losses.
          We report the results of the independent loan review activities to the Bank’s directors, loan committee and to the Bank’s board of directors. We are not aware of any material differences between management, the board of directors and the independent loan review team regarding specific loans, loan policies or credit administration.
     Lending Limit. At December 31, 2005, our legal lending limit for loans to one borrower was $8.2 million. As part of our risk management strategy, we maintain internal “house” limits below our legal lending limit. Our current house limit is 80% of our legal lending limit. When we receive customer requests in excess of our house or legal lending limit, we evaluate the credit risk under our normal guidelines. Approved transactions exceeding our lending limit are sold and funded by other banks. This practice allows us to serve our clients’ business needs as they arise.
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
Deposit Activities
     Deposits are the major source of our funding. We offer a broad array of deposit products that include Demand, NOW, money market and savings accounts as well as certificates of deposit. We typically pay a competitive rate on the interest bearing deposits to garner our share of the market. As a relationship-oriented bank, we seek generally to obtain deposit relationships with our loan clients. As our overall asset liability management process dictates, we may become more or less competitive in our deposit terms and interest rate structure. Additionally, we may use brokered deposits to augment Alliance Bank’s funding position (dollars and duration) as well as to support the funding needs of Alliance Home Funding.
          We also plan to continue our focus on specialized customer services. We have made a special effort to obtain deposits from title and mortgage loan closing companies, which represent a substantial percentage of our non-interest bearing deposits. Through the use of proprietary software, enhanced customer service, and the most recent technology, we are able to deliver an array of services that are very attractive and affordable for title insurance agencies, many of which maintain significant account balances with us. Our growth strategy includes expanding the number of customers in this market segment by continuing to provide the highest quality of customer service and the latest technology devoted to this industry. Meeting the withdrawal needs of these customers requires that we maintain greater than normal short term liquidity and/or lines of credit.
RETAIL BANKING
          We offer traditional retail loan and deposit products for our clients via our five bank business center locations. The locations have the characteristics of a traditional retail branch, (e.g. tellers, atm, CSR and a branch manager) and we view the retail operation as a tool to execute our core commercial and private client business strategies. We typically house commercial banking, mortgage banking, private client executives and wealth managers in the business banking centers. Our business strategy calls for strategically placed business centers in the greater Washington, D.C. metropolitan area.
PRIVATE CLIENT SERVICES
          This line of business serves high net worth individuals, entrepreneurs, professionals and small business owners. Our team of professionals includes wealth management officers who have a variety of industry licenses such as a Series 7 licenses. These executives work closely to provide customized financial solutions for clients.
MORTGAGE BANKING
          We diversified our core banking revenue stream with the addition of our mortgage banking unit, Alliance Home Funding, which opened in July 2001. Through Alliance Home Funding, we originate conforming and non-conforming home mortgages in the greater Washington, D.C. metropolitan area. As part of our overall risk management strategy, all loans are sold on a correspondent basis to major national mortgage banking or financial institutions, and servicing rights are sold with the loans. The corporate objective of Alliance Home Funding is to generate gains on sales of loans for Alliance Bank and to provide quality service to our client base.
          In late 2004 through early 2005 a series of management changes occurred within Alliance Home Funding. Senior management of Alliance Home Funding revamped the operational activities of the organization to improve effectiveness and efficiency. The actions taken in 2005 have created a more stable operating platform. Financial success in mortgage banking is dictated by the size of the production staff and related sales production. In 2005, we experienced turnover in our mortgage origination staff. In late, 2005 we successfully recruited a team of mortgage bankers to augment our existing production sales staff.

          Loan sale gains were $3.0 million in 2005, compared to $5.4 million in 2004. Alliance Home Funding originated $174.3 million in mortgage loans or $60.7 million less than the 2004 level of $235.0 million. The lower production coupled with base operational costs led to a pretax loss of $1.1 million in 2005 compared to a nominal loss in 2004.
          Improving the financial performance of Alliance Home Funding will require a higher level of loan sale gains. The production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. In addition, we are directly impacted by the loss of key mortgage bankers. We continue to mitigate our risks by offering adjustable rate mortgage products which typically have lower interest rates, pursuing purchase money mortgage transactions, expanding our loan origination staff and focusing our efforts in diverse multicultural markets.
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
INSURANCE
          In November 2005, Alliance Bank acquired Danaher Insurance Agency, which we renamed Alliance Insurance Agency, Inc. This full line insurance agency offers property and casualty insurance to small businesses, home, life and auto insurance along with a broad array of employee benefits. We believe the insurance product line is a natural adjunct to our core business operations. Additionally, this diversified revenue stream reduces the cyclical impact of other Alliance revenue streams.
Employees
          As of December 31, 2005 we had 114 full-time and 1 part-time employees. None of our employees are covered by any collective bargaining agreements, and relations with our employees are considered good.
Location and Market Area
          Our primary market is the greater Washington, D.C. metropolitan area, which includes the Northern Virginia counties of Fairfax, Prince William, Arlington, Fauquier, and Loudoun; the Northern Virginia cities of Alexandria, Manassas, Manassas Park, Fairfax, and Falls Church; the Maryland counties of Montgomery, Frederick, and Prince Georges; and the District of Columbia. We are located in Fairfax, Virginia, a key area within the Northern Virginia market. Our branches are in Fairfax County, Arlington County, and Prince William County. Our main banking office is located in the Fair Lakes area of Fairfax. We have additional offices in the City of Manassas Park, Reston, Ballston and Tysons Corner. Alliance Home Funding and Alliance Insurance Agency both serve a broad market in the greater Washington, D.C. metropolitan area. Our two mortgage origination offices are located in Fairfax, Manassas and Reston, and our insurance agency is located in Annandale. In addition to the offices for Alliance Bank, Alliance Home Funding and Alliance Insurance Agency, we also lease administrative space in Chantilly, Virginia. The Chantilly location serves as our corporate headquarters.

          According to a study by The Center for Regional Analysis, an affiliate of George Mason University that conducts research and analytical studies on economic, fiscal and demographic issues related to the metropolitan Washington D.C. area, the greater Washington area is one of the wealthiest regions in the nation. It has a diverse private sector economy, with strong technology, international, business and tourism sectors, making it an ideal location for firms looking to gain national and global exposure. The median household income for the area was $71.1 thousand in 2004, which was a 10% increase from the median household income of $64.6 thousand in 2000. The unemployment rate for the area was 3.4% at October 31, 2005, compared to a national unemployment rate of 4.6%. In addition, according to a survey compiled by the FDIC reflecting June 30, 2005 information, total deposits in the metropolitan Washington, D.C. area were approximately $131.0 billion, up $11.2 billion from the June 30, 2004 amount. With the region’s population projected by The Center for Regional Analysis to increase from 5.9 million to 6.3 million by 2008, management believes the metropolitan Washington, D.C. area is poised to maintain its vibrant economy.
Competition
          The banking business is highly competitive. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our primary market area and elsewhere.
SUPERVISION AND REGULATION
Regulation of the Corporation
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
Bank Holding Company Act
          As a bank holding company, Bankshares is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, Alliance Bank and its subsidiaries are also subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions and regulation, supervision and examination by the Federal Reserve.
          The Bank Holding Company Act (the “BHCA”) generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks. Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks also are able to branch across state lines, provided certain conditions are met, including that applicable state laws expressly permit such interstate branching. Virginia permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based. Similarly, approval of the Virginia Bureau of Financial Institutions is required for certain acquisitions of other banks and bank holding companies. The Federal Reserve has jurisdiction to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company.
          The Federal Reserve requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries. Bankshares would be compelled by the Federal Reserve to invest additional capital in the event Alliance Bank experiences either significant loan losses or rapid growth of loans or deposits.
Gramm Leach Bliley Act of 1999
     The Gramm Leach Bliley Act (the “GLB Act”) allows a bank holding company or other company to declare and certify its status as a financial holding company, which will allow it to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto.
     In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries must be well capitalized and well managed, and must meet their Community Reinvestment Act of 1977 (“CRA”) obligations. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve and certify that it meets the requirements.
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
          Although Bankshares could qualify to be a financial company, Bankshares does not currently contemplate seeking to become a financial holding company until it identifies significant specific benefits from doing so. The cumulative effect of the GLB Act and other recent bank legislation will cause us to expand our staff to handle the procedures required by this additional regulation. The increased staff costs will impact our profitability.
Capital Requirements
          The Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”) have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, the Corporation and the Bank are required to maintain a minimum ratio of total capital to risk-

weighted assets of at least 8 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. At December 31, 2005, the total capital to risk-weighted asset ratio of the Corporation was 17.0% and the ratio of the Bank was 14.9%. At December 31, 2005, the Tier 1 capital to risk-weighted asset ratio was 16.1% for the Corporation and 13.9% for the Bank.
          In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4 percent for banks and bank holding companies. At December 31, 2005, the Tier l leverage ratio was 10.0% for the Corporation and 8.6% for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
Prompt Corrective Action
          The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” under the risk-based and leverage capital guidelines discussed above. These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2005, Bankshares was considered “well capitalized.”
Payment of Dividends
          As a bank holding company, we are a separate legal entity from Alliance Bank, Alliance Home Funding and Alliance Insurance Agency. Virtually all of our income results from dividends paid to us by Alliance Bank. Alliance Bank is subject to laws and regulations that limit the amount of dividends that it can pay. The amount of dividends that may be paid by Alliance Bank depends upon Alliance Bank’s earnings and capital position and is limited by federal and state law, regulations and policies. As a bank that is a member of the Federal Reserve System, Alliance Bank must obtain prior written approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years. In addition, Alliance Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, Alliance Bank is not permitted to add the balance of its allowance for loan losses account to its undivided profits then on hand. It may, however, net the sum of its bad debts as so defined against the balance of its allowance for loan losses account and deduct from undivided profits only bad debts so defined in excess of that account. In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings.
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
Regulation of Alliance Bank
          Alliance Bank is a Virginia chartered commercial bank and a member of the Federal Reserve System. Its deposit accounts are insured by the Bank Insurance Fund of the FDIC up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of Alliance Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing Alliance Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.
Insurance of Accounts, Assessments and Regulation by the FDIC
          The Federal Deposit Insurance Act (the “FDIA”) establishes a risk-based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories — “well capitalized,” “adequately capitalized” and “undercapitalized” — defined in the same manner as those categories are defined for purposes of “prompt corrective action” under Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the Bank Insurance Fund’s reserve ratio falls below that level, all insured banks are required to pay premiums. Payment of deposit premiums, either under current law or as the deposit insurance system may be reformed, will have an adverse impact on earnings.
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
Monetary and Fiscal Policy Effects on Interest Rates
          Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by Alliance Bank on its deposits and its other borrowings and the interest received by it on loans extended to its customers and securities held in its investment portfolio constitute the major portion of Alliance Bank’s earnings. Thus, our earnings and growth are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on Alliance Bank cannot be predicted.
Branching and Interstate Banking
          The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997, that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.
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

Transactions with Affiliates
          Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Section 23A(a) limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (b) requires that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Section 23B applies to “covered transactions” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same, or at least as favorable, to the bank as those provided to nonaffiliates.
Community Reinvestment Act
          The CRA requires that federal banking regulators evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. To the best knowledge of Alliance Bank, it is meeting its obligations under this act.
Loans to Insiders
          The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholder of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, an executive officer or to a principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit. Loans in the aggregate to insiders of the related interest as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and with underwriting standards that are substantially the same as those offered in comparable transactions to other persons.
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
Item 1A. Risk Factors
          We depend on the services of key personnel, and a loss of any of those personnel could disrupt our operations and result in reduced earnings. We are a customer focused and relationship driven organization. Our growth and success has been in large part driven by the personal customer relationships maintained by our executives. Although we have entered into employment contracts with our executive officers, we cannot offer any assurance that they and other key employees will remain employed by us. The loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues and earnings.

          The success of our future recruiting efforts will impact our ability to grow. The implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them. In addition, we are deploying resources to attract additional relationship officers and mortgage loan originators, but cannot guarantee that this investment of money and management time will be successful. The success of our recruiting efforts may impact our ability to grow and future profitability.
          Because our mortgage banking revenue is sensitive to changes in economic conditions, decreased economic activity, a slowdown in the housing market or high interest rates may reduce our profits. The size and growth of Alliance Home Funding also creates risks for Bankshares. Our net income includes large amounts of gains on the sale of mortgage loans. Maintaining a high level of loan sale gains depends primarily on continuing to originate mortgage loans at similar volume levels. The production levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. In addition, mortgage banking activities generally involve risks of loss if secondary mortgage market interest rates increase substantially while a loan is in the “pipeline” (the period beginning with the application to make or the commitment to purchase a loan and ending with the sale of the loan). Generally, any sustained period of decreased economic activity or higher interest rates likely would adversely affect our mortgage originations and, consequently, reduce our income from mortgage banking activities. As a result, these conditions may adversely affect our net income.
          Our focus on commercial and real estate loans may increase the risk of credit losses, which would negatively affect our financial results. We offer a variety of loans including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in the greater Washington, D.C. metropolitan area. A downturn in this real estate market, such as a deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could adversely affect us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.
          We may be adversely affected by economic conditions in our market area. Because our lending and other banking activities are concentrated in the greater Washington, D.C. metropolitan area, we will be affected by economic conditions in that market area. Changes in the local economy, particularly in government spending or the technology and communications businesses may influence the growth rate of our loans and deposits, the quality of our loan portfolio and loan and deposit pricing. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally could negatively affect our ability to collect loans and could otherwise have a negative effect on our financial condition and performance.

          We have been effective in a specific market niche, which creates an industry concentration. We have made a special effort to obtain deposits from title and mortgage loan closing companies. These are monies held for short periods of time by title and mortgage loan closing companies pending the disbursement of funds in mortgage loan or mortgage loan refinancing transactions. The balances on deposit with us from these depositors tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits, which creates a real estate industry concentration. These deposits are subject to seasonal and cyclical market fluctuations and are particularly sensitive to slow real estate markets. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. Because of this industry concentration in our deposits, we are exposed to liquidity and concentration risks attendant to changes in real estate markets, which could adversely impact our overall performance.
          If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected. We maintain an allowance for loan losses that we believe is adequate to absorb any potential losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control and these future losses may exceed our current estimates. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future. Excessive loan losses could have a material adverse impact on our financial performance.
          Federal and state regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our financial condition and results of operations.
          Our future success is dependent on our ability to compete effectively in the highly competitive banking industry. The Northern Virginia and the greater Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is therefore a highly competitive banking and mortgage banking market. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment. We compete for loans, deposits, and investment dollars with numerous large, regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, and private lenders. Many competitors offer products and services which we do not and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered banks, national banks and federal savings institutions. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

          Our profitability depends on interest rates and changes in monetary policy may adversely impact us. Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. An increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets or a decrease in loan originations, either of which could have a negative effect on our results of operations. In addition, periods of rising interest rates could have an adverse effect on home sales, mortgage refinancings and deposit costs. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
          Bankshares has no unresolved comments from the SEC staff.
Item 2. Properties
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
     The following table highlights our facilities:

Address	Type of Facility	Base Lease Expiration(1)
14280 Park Meadow Drive Chantilly, Virginia	Current Corporate Headquarters (2)	October 2007

14200 Park Meadow Drive Chantilly, Virginia	Future Corporate Headquarters	July 2016

12735 Shops Lane Fairfax, Virginia	Main banking office, Full service branch, ATM	November 2008

11730 Plaza America Drive Reston, Virginia	Full service branch, ATM	August 2012

Address	Type of Facility	Base Lease Expiration(1)
4501 North Fairfax Drive Arlington, Virginia	Full service branch, ATM	June 2013

8221 Old Courthouse Road Vienna, Virginia	Full service branch, ATM	October 2008

9150 Manassas Drive Manassas Park, Virginia	Full service branch, ATM	August 2004

9990 Lee Highway Fairfax, Virginia	Mortgage banking headquarters Mortgage banking office	March 2010

9200 Church Street Manassas, Virginia	Former mortgage banking office Subleased for remaining term	August 2005

1840 Michael Faraday Drive Reston, Virginia	Mortgage banking office	December 2008

4200 Evergreen Lane Annandale, Virginia	Insurance agency headquarters Insurance agency office	November 2008

(1)	Office leases have one or more renewal options that may be exercised at our discretion subject to terms and conditions outlined in each specific lease. Note 13 of the Notes to Consolidated Financial Statements details the future minimum rental commitments.

(2)	Relocating in May 2006, sublease has been executed but is subject to landlord’s approval.
          We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs. We use the internet, consistent with applicable regulatory guidelines, to augment our growth plans. We also use the internet to offer online account access, bill payment and commercial cash management. In addition, certain loan and deposit products may be offered from time to time on our website, as well as at our numerous physical locations.
Item 3. Legal Proceedings
          From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our common stock is listed for quotation on the NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) on the NASDAQ Stock Market System under the symbol ABVA. As of March 27, 2006, we had 4,816,550 shares of common stock issued and outstanding, held by approximately 416 shareholders of record.
          The high and low sales prices per share for our common stock for each quarter for the two years ended December 31, 2005, as reported by the NASDAQ Stock Market, are shown in the table below. During these periods, we did not issue any cash dividends.

	2005		2004
Quarter	High	Low	High	Low
First	$17.38	$15.03	$19.80	$17.51
Second	16.10	14.20	18.48	14.70
Third	16.93	15.00	15.48	14.53
Fourth	17.00	16.00	15.55	14.70
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

Item 6. Selected Financial Data

	Selected Financial Information
	Year Ended December 31,
	2005		2004		2003		2002	2001
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$28,929		$19,151		$14,617		$10,187	$6,477
Interest expense	10,501		6,852		5,407		3,471	2,811

Net interest income	18,428		12,299		9,210		6,716	3,666
Provision for loan losses	1,142		886		396		478	189
Non-interest income	3,514		6,181		8,774		4,356	1,000
Non-interest expense	15,048		13,963		12,102		7,333	3,563
Income taxes	1,694		864		1,497		839	151

Net income	$4,058		$2,767		$3,989		$2,422	$763

Per Share Data and Shares Outstanding Data: (1)

Basic net income	$0.85		$0.61		$1.24		$0.76	$0.38
Fully diluted net income	0.80		0.57		1.14		0.74	0.37
Cash dividends declared	—		—		—		—	—
Book value at period end	10.10		9.73		5.97		5.54	4.33
Shares outstanding, period end	4,811,050		4,793,349		3,241,491		3,172,653	2,023,549
Average shares outstanding, basic	4,798,907		4,546,117		3,208,169		3,172,653	2,023,549
Average shares outstanding, diluted	5,101,552		4,873,081		3,504,369		3,284,333	2,064,630

Balance Sheet Data:

Total assets	$611,485		$479,720		$357,048		$280,625	$144,820
Total loans, net of unearned discount	304,228		209,204		118,762		82,786	52,927
Total investment securities	228,791		209,141		175,099		131,085	61,546
Total deposits	461,178		355,691		276,739		215,966	107,602
Stockholders’ equity	48,611		46,622		19,355		17,568	13,721

Performance Ratios:

Return on average assets	0.71%		0.63%		1.16%		1.23%	0.76%
Return on average equity	8.59%		6.87%		21.00%		16.00%	9.26%
Net interest margin (2)	3.51%		3.10%		3.07%		3.88%	3.89%

Asset Quality Ratios: (3)

Allowance to period-end loans	1.12%		1.10%		1.22%		1.29%	1.15%
Allowance to non-performing loans	1.87	X	1.77	X	3.58	X	N/A	N/A
Non-performing assets to total assets	0.30%		0.27%		0.13%		N/A	N/A
Net charge-offs to average loans	0.01%		0.02%		0.01%		0.03%	0.02%

Capital Ratios:

Tier I risk-based capital	16.1%		21.5%		15.0%		12.3%	17.1%
Total risk-based capital	17.0%		22.3%		18.4%		13.1%	17.8%
Leverage capital ratio	10.0%		11.6%		7.0%		6.4%	10.5%
Total equity to total assets	7.9%		9.7%		5.4%		6.3%	9.5%

(1)	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-two stock splits in the form of a stock dividend paid on October 24, 2001 and on September 29, 2003.

(2)	Net interest income divided by total average earning assets.

(3)	Non-performing assets consist of nonaccrual loans, restructured loans and foreclosed properties.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The following discussion is intended to assist in understanding and evaluating the financial condition and results of operations of Alliance Bankshares, Alliance Bank, Alliance Home Funding and Alliance Insurance Agency, on a consolidated basis. This discussion and analysis should be read in conjunction with Alliance Bankshares’ consolidated financial statements and related notes included in Item 8 of this report on Form 10-K.
FORWARD-LOOKING STATEMENTS
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Assumptions used within our ALM process and NII / EVE models;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. Metropolitan region;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our use of technology or the use of technology by key competitors;

•	Competitive factors within the financial services industry; and

•	Changes in regulatory requirements and/or restrictive banking legislation.
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

2005 Performance Highlights
•	Assets were $611.5 million at December 31, 2005, an increase of $131.8 million (27.5%) from December 31, 2004.

•	Total loans, net of unearned discount were $304.2 million at December 31, 2005, an increase of $95.0 million (45.4%) from December 31, 2004.

•	Our investment portfolio was $228.8 million at December 31, 2005, an increase of $19.7 million (9.4%) from December 31, 2004.

•	Deposits were $461.2 million at December 31, 2005, an increase of $105.5 million (29.7%) from December 31, 2004.

•	Net income was $4.1 million at December 31, 2005, an increase of $1.3 million (46.7%) from December 31, 2004.

•	Alliance Insurance Agency was formed in November 2005.
Executive Overview
Balance Sheet
     December 31, 2005 compared to December 31, 2004. Total assets were $611.5 million as of December 31, 2005, an increase of $131.8 million over the December 31, 2004 level of $479.7 million. As of year end 2005, total loans were $304.2 million, loans held for sale were $5.9 million and investments were $228.8 million. These earning assets amounted to $576.4 million or 94.3% of total assets at year end 2005. The balance of the earning assets was overnight federal funds sold of $37.5 million.
     The allowance for loan losses was $3.4 million or 1.12% of loans outstanding as of December 31, 2005. This compares to $2.3 million or 1.10% of loans outstanding as of December 31, 2004. (The ratios exclude loans held for sale.) There was one non-performing consumer loan of $204 thousand as of December 31, 2005, compared to no non-performing assets as of December 31, 2004. Impaired loans or those loans requiring a specific allocation within the allowance for loan losses amounted to $1.8 million as of December 31, 2005 compared to $1.3 million as of December 31, 2004. The specific allocation of the allowance for loan losses was $115 thousand as of December 31, 2005 and $161 thousand as of December 31, 2004.
     Total deposits amounted to $461.2 million as of December 31, 2005, an increase of $105.5 million over the December 31, 2004 level of $355.7 million. This growth is attributable to the business building efforts of relationship officers, branch locations opened in mid to late 2003 and the use of brokered deposits to augment our natural deposit growth. Total demand deposits were $185.9 million as of December 31, 2005 compared to $128.3 million as of year end 2004. Demand deposits represent 40.3% of total deposits as of December 31, 2005.
     We use customer repurchase agreements (“customer repos”) and wholesale funding from the Federal Home Loan Bank of Atlanta (“FHLB”) to support the asset growth of the organization. As of December 31, 2005, there were $37.7 million of customer repos outstanding or $7.8 million more than were outstanding at the end of 2004. The growth relates to additional customers garnered in 2005 as well as expansion of existing customer relationships. As of December 31, 2005, the organization had

$30.0 million in FHLB term advances outstanding, compared to $20.0 million as of December 31, 2004. The longer term FHLB advances are used as part of our overall Balance Sheet management strategy, which focuses on lengthening liabilities when feasible.
     In June 2003, we issued $10 million in Trust Preferred Securities through a statutory business trust. As of December 31, 2005 and December 31, 2004, the full $10 million was considered Tier I regulatory capital.
     Total stockholders’ equity was $48.6 million as of December 31, 2005 and $46.6 million as of December 31, 2004. Book value per share increased from $9.73 in 2004 to $10.10 as of December 31, 2005.
     December 31, 2004 compared to December 31, 2003. Total assets were $479.7 million as of December 31, 2004, an increase of $122.7 million over the December 31, 2003 level of $357.0 million. The loan portfolio, net of discounts and fees, was $209.2 million at December 31, 2004, $90.4 million greater than the December 31, 2003 level of $118.8 million. Investment securities available for sale amounted to $209.1 million at December 31, 2004, a $34.0 million increase over the December 31, 2003 level of $175.1 million. At December 31, 2004, the deposit portfolio was $355.7 million, a $79.0 million increase over the December 31, 2003 level of $276.7 million. Total stockholders’ equity amounted to $46.6 million at December 31, 2004, an increase of $27.2 million over the $19.4 million level at December 31, 2003. Book value per share increased from $5.97 in 2003 to $9.73 as of December 31, 2004.
Critical Accounting Policies
     Bankshares’ financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.
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
     Our allowance for loan losses has three basic components: the specific allowance for impaired credits, the general allowance based on relevant risk factors, and an amount based on historical losses. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, a specific reserve is established based on Bankshares’ calculation of the loss embedded in the individual loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Accordingly, Bankshares does not separately identify individual consumer and residential loans for impairment testing unless loans become 60 days or more past due.
     The general allowance is determined by aggregating un-criticized loans (non-classified loans and loans identified for impairment testing for which no impairment was identified) by loan type based on common purpose, collateral, repayment source or other credit characteristics. We then apply allowance factors which in the judgment of management represent the expected losses over the life of the loans. In determining those factors, we consider the following: (i) delinquencies and overall risk ratings, (ii) loss history, (iii) trends in volume and terms of loans, (iv) effects of changes in lending policy, (v) the experience and depth of the borrowers’ management, (vi) national and local economic trends, (vii) concentrations of credit by individual credit size and by class of loans, (viii) quality of loan review system and (ix) the effect of external factors (e.g., competition and regulatory requirements). This is the largest component of the overall allowance.
     The portion based on historical losses is the smallest component of the total allowance for loan loss. Actual realized losses have been nominal since the inception of the bank and were insignificant in 2005.
Goodwill
     Bankshares adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS142”), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Based on the results of these tests, Bankshares concluded that there was no impairment and no write-downs were recorded. Additionally, under SFAS 142, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. The costs of other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.
Results of Operations
     2005 compared to 2004. For the year ended December 31, 2005, net income amounted to $4.1 million, compared to $2.8 million for 2004. Earnings per common share, basic were $.85 in 2005 and $.61 in 2004. Earnings per common share, diluted were $.80 in 2005 and $.57 in 2004. Return on average equity was 8.59% in 2005 compared to 6.87% in 2004. Return on average assets was .71% in 2005 compared to .63% in 2004. The net interest margin was 3.51% in 2005 which compares to 3.10% in 2004.
     Our core banking unit generated $6.8 million in pre-tax income in 2005 compared to the 2004 pre-tax income of $3.7 million. The 2005 results included a significant increase in the core banking unit’s interest income, up $9.9 million over the 2004 results.

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
Interest Income and Expense
     Net interest income was $18.4 million in 2005 or $6.1 million greater than the 2004 level of $12.3 million. The increase is primarily attributable to the substantial increase in net earning assets, and the growth of our loan portfolio.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Year Ended December 31,
		2005			2004			2003

	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:

Interest earning assets:

Investment securities	$227,579	$9,991	4.39%	$199,836	$8,905	4.46%	$158,152	$7,542	4.77%
Loans (2)	268,633	18,149	6.76%	175,743	10,289	5.85%	130,210	7,438	5.71%

Federal funds sold	40,627	1,213	2.99%	38,511	486	1.26%	32,313	267	0.83%

Total interest earning assets	536,839	29,353	5.47%	414,090	19,680	4.75%	320,675	15,247	4.75%

Non-interest earning assets:
Cash and due from banks	27,107			20,006			15,792
Premises and equipment	2,176			2,060			1,591
Other assets	8,019			7,179			8,255
Less: allowance for loan losses	(2,824)			(1,705)			(1,246)

Total non-interest earning assets	34,478			27,540			24,392

Total Assets	$571,317			$441,630			$345,067

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$39,755	$488	1.23%	$23,880	$246	1.03%	$17,340	$199	1.15%
Money market deposit accounts	29,916	554	1.85%	22,702	308	1.36%	18,609	306	1.64%
Savings accounts	3,926	53	1.35%	3,056	34	1.11%	2,237	30	1.34%
Time deposits	184,591	5,913	3.20%	162,108	4,401	2.71%	112,919	3,184	2.82%

Total interest-bearing deposits	258,188	7,008	2.71%	211,746	4,989	2.36%	151,105	3,719	2.46%
FHLB Advances	21,068	682	3.24%	19,617	486	2.48%	15,844	318	2.01%
Other borrowings	81,789	2,812	3.44%	51,669	1,377	2.67%	62,351	1,370	2.20%

Total interest-bearing liabilities	361,045	10,502	2.91%	283,032	6,852	2.42%	229,300	5,407	2.36%

Non-interest bearing liabilities:
Demand deposits	158,944			115,617			92,222
Other liabilities	4,104			2,702			4,553

Total liabilities	524,093			401,351			326,075
Stockholders’ Equity	47,224			40,279			18,992

Total Liabilities and Stockholders’ Equity:	$571,317			$441,630			$345,067

Interest Spread (3)			2.56%			2.33%			2.40%

Net Interest Margin (4)		$18,851	3.51%		$12,828	3.10%		$9,840	3.07%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The bank had nonaccruing loans of $204, $0 and $20 thousand in 2005, 2004 and 2003 respectively.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Our net interest margin was 3.51% for the year ended December 31, 2005, compared to 3.10% for 2004. The average yield on loans increased from 5.85% in 2004 to 6.76% in 2005. Our fixed rate term loans generally use a three or five year treasury security as the base index for the customer rate. The net interest income earned, on a fully taxable equivalent basis, grew from $12.8 million in 2004 to $18.9 million in 2005, an increase of 47.0%.
     Average loan balances were $268.6 million for the year ended December 31, 2005, compared to $175.7 million for 2004. The related interest income from loans was $18.1 million in 2005, an increase of $7.9 million over the 2004 levels. These increases reflect the strong growth we have experienced in our loan portfolio. The average yield on loans increased to 6.76% in 2005, up 91 basis points compared to the same period in 2004.
     Investment securities income of $10.0 million (on a fully taxable equivalent basis) brought our net interest income level to $18.9 million (on a fully taxable equivalent basis) for the year ended December 31, 2005. This represents an increase of $6.0 million in net interest income (on a fully taxable equivalent basis) over the 2004 level of $12.8 million. The tax equivalent yields on investment securities for the year ended December 31, 2005 and 2004 were 4.39% and 4.46%, respectively. The decline in the investment portfolio is a result of strategic initiatives undertaken to reduce the weighted average life and duration of the investment portfolio.
     Excess liquidity results in federal funds sold for us. For the year ended December 31, 2005, federal funds sold contributed $1.2 million of interest income, compared to $486 thousand for the same period in 2004.
     Average interest-bearing funding sources (deposits and purchased funds) grew to $361.0 million in 2005, which was $78.0 million greater than the 2004 level of $283.0 million. Interest expense for all interest-bearing liabilities amounted to $10.5 million during for the year ended December 31, 2005, a $3.6 million increase over the 2004 level of $6.9 million. Cost of interest bearing liabilities for the year ended December 31, 2005 was 2.91%, or 49 basis points higher than the 2004 level of 2.42%.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis
	Years Ended December 31,			Years Ended December 31,
	2005 compared to 2004			2004 compared to 2003
	Change Due To:			Change Due To:
	Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)			(Dollars in thousands)
Interest Earning Assets:
Investments	$1,086	$1,224	$(138)	$1,363	$1,809	$(446)
Loans	7,860	6,073	1,787	2,851	2,664	187
Federal funds sold	727	28	699	219	59	160

Total Increase (Decrease) in Interest Income	9,673	7,325	2,348	4,433	4,532	(99)

Interest Bearing Liabilities:
Interest bearing deposits	2,019	969	1,050	1,270	1,419	(149)
Purchased funds	1,631	998	633	175	57	118

Total Increase (Decrease) in Interest Expense	3,650	1,967	1,683	1,445	1,476	(31)

Increase (Decrease) in Net Interest Income	$6,023	$5,358	$665	$2,988	$3,056	$(68)

Allowance for Loan Losses & Asset Quality
     Our loan portfolio has experienced very few past due loans since inception. At December 31, 2005, Alliance Bank had a single loan that was on nonaccrual status totaling $204 thousand compared to no nonaccrual loans at December 31, 2004. The allowance for loan losses was $3.4 million at December 31, 2005, or 1.12% of loans outstanding, compared to $2.3 million or 1.10% of loans outstanding, at December 31, 2004. (These ratios exclude loans held for sale.) In 2005, we had net charge-offs of $20 thousand compared to $30 thousand in 2004 and $99 thousand since inception in 1998.
     As of December 31, 2005, we had loans to five borrowers that were recorded as “special mention” and “substandard” on our internal loan watch list. These impaired loans amount to $1.8 million. We have allocated a $115 thousand of our allowance for loan losses towards these specific loans. This compares to an impaired loan balance of $1.3 million as of December 31, 2004. The allowance for loan losses as of December 31, 2004 included a specific allocation for the impaired loans of $161 thousand.
     The allowance for loan losses was 1.10% of net loans, or $2.3 million, at December 31, 2004, and 1.22% of net loans, or $1.4 million at December 31, 2003. Net charge-offs were $30 thousand in 2004, compared to $18 thousand in 2003.
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
     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Allowance for Loan Losses
	Year Ended December 31,
	2005		2004	2003		2002	2001
	(Dollars in thousands)
Balance, beginning of period	$2,300		$1,444	$1,066		$610	$430

Provision for loan losses	1,142		886	396		478	189

Chargeoffs:
Commerical	—		—	44		16	—
Consumer	25		40	—		11	9

Total chargeoffs	25		40	44		27	9
Recoveries:
Commerical	—		—	23		—	—
Consumer	5		10	3		5	—

Total recoveries	5		10	26		5	—

Net chargeoffs	20		30	18		22	9

Balance, end of period	$3,422		$2,300	$1,444		$1,066	$610

Allowance for loan losses to total loans	1.12%		1.10%	1.22%		1.29%	1.15%
Allowance for loan losses to non-accrual loans	16.8	X	NM	72.2	X	N/A	N/A
Non-performing assets to allowance for loan losses	53.48%		56.40%	27.90%		N/A	N/A
Net chargeoffs to average loans	0.01%		0.02%	0.01%		0.03%	0.02%

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

	Allocation of the Allowance for Loan Losses
	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Commercial	$529	$437	$434	$350	$150
Commercial real estate	1,317	901	409	275	175
Real estate construction	1,155	383	127	150	75
Residential real estate	349	403	383	191	150
Consumer	26	40	24	100	60
Other	46	136	67	—	—

Total loans	$3,422	$2,300	$1,444	$1,066	$610

Loans
     We grant mortgage, commercial, real estate and consumer loans in the normal course of business. The loan portfolio net of discounts and fees was $304.2 million as of December 31, 2005 or $95.0 million greater than the December 31, 2004 level of $209.2 million. The loan portfolio contains $264.2 million, or 86.8% in real estate related loans as of December 31, 2005. The real estate loans include home equity loans, owner-occupied commercial real estate and residential construction loans. Approximately $37.1 million or 12.2% of the loan portfolio at December 31, 2005 is represented by commercial loans. These loans are generally secured and include adequate cashflows to support repayment of the loans.

     The following table summarizes the composition of the loan portfolio by dollar amount:

	Loan Portfolio
	December 31,
	2005	2004	2003	2002	2001
	Amount	Amount	Amount	Amount	Amount
	(Dollars in thousands)
Commercial	$37,131	$35,077	$29,300	$16,491	$12,073
Commercial real estate	107,200	71,432	37,444	24,710	15,140
Real estate construction	87,046	38,578	11,264	11,111	4,402
Residential real estate	69,957	59,819	37,281	27,438	18,862
Consumer	2,957	4,020	3,190	3,036	2,500
Other	274	278	283	—	—
Less: unearned discount & fees	(337)	—	—	—	(50)

Total loans	$304,228	$209,204	$118,762	$82,786	$52,927

     The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2005:

	Loan Maturity Distribution
	December 31, 2005
	One Year	After One Year	After
	or Less	Through Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$23,767	$11,446	$1,958	$37,171
Real estate construction	84,642	2,404	—	87,046

Total	$108,409	$13,850	$1,958	$124,217

Loans with:
Fixed Rates	$9,048	$43,303	$24,142	$76,493
Variable Rates	168,221	56,034	3,480	227,735

Total	$177,269	$99,337	$27,622	$304,228

     Loans Held for Sale. In 2001, we established our mortgage banking subsidiary, Alliance Home Funding, LLC. As part of our business strategy to offer complementary services to clients while minimizing risk, generally all loans originated by Alliance Home Funding are presold to correspondent lenders. As of December 31, 2005, $5.9 million of Loans Held for Sale were part of our asset base, as compared to $24.7 million at December 31, 2004. Our business objective includes having the loans sold, shipped and funded within a 90 day period.

Investment Securities
     We generally classify investment securities as available for sale under the classifications outlined in FASB Statement No. 115. In all periods presented, we had a single investment of $100,000 classified as held to maturity. We use the portfolio to manage excess liquidity, customer deposit volatility and asset/liability mix.
     Investment securities available for sale were $228.7 million as of December 31, 2005, an increase of $19.7 million over the December 31, 2004 level of $209.0 million. The growth in the investment security portfolio is directly related to the growth in deposits experienced in 2005. The effects of unrealized losses on the portfolio were ($5.8) million at December 31, 2005 and ($2.4) million at December 31, 2004. The unrealized losses amounted to 2.5% of the investment portfolio value as of December 31, 2005 and 1.1% of the investment portfolio value as of December 31, 2004.
     Our investment portfolio at December 31, 2005 and 2004 contained callable US agency securities, US agency collateralized mortgage obligations, US agency mortgage backed securities, state and municipal bonds, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. Our basic investment philosophy includes investments that provide stable cash flows, municipal securities and callable securities. According to our policy, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities at December 31, 2005 or December 31, 2004. We actively manage our portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.
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
     In 2004 we developed and implemented an investment strategy focused on three key prongs. The first prong focused on managing the base duration of the callable bond portions of the portfolio. The second prong focused on expanding the cash flowing portion of the investment portfolio. The final prong focused on managing the municipal bond or higher yielding portion of the portfolio. All of the strategies were undertaken within the context of the overall balance sheet and the then current investment portfolio and the overall investment market conditions. This remains our current strategy today, and the following paragraphs describe these prongs in detail.
Base Duration Management
     As we entered 2004, we embarked on an investment strategy for the Agency sector of minimum reinvestment and to let the balance of this sector mature, be called or sold. The remaining portion of this sector provides a stable base within the investment portfolio. We generally felt interest rates would be flat to rising in the future and, as such, our investment activity was geared to a different product which would have shorter cash flow characteristics. The Agency sector of the portfolio declined from 52.0% in 2003 to 29.4% as of December 31, 2005. The December 31, 2005 Agency portfolio was $67.2 million with a weighted average yield of 4.59% and a weighted average life of 6.1 years. This compares to the December 31, 2004 level of $56.3 million with a weighed average yield of 4.53% and a weighted average life of 7.4 years.
Cashflowing Instruments
     The second prong of the investment strategy was to maximize monthly cash flow. As previously stated the economic conditions in 2004 and beyond have generally favored cashflowing investments. This type of investment allows the organization to have liquidity in most economic times. Our current interest rate bias in 2005 is for rising interest rates. As such we have developed an investment portfolio composed of a variety of cashflowing bonds. We currently own US agency mortgage backed securities, US agency CMOs and Private Label CMOs. The instruments have varying maturity and coupon characteristics. We own 7 year balloons, 10 year MBS, 15 year MBS, 20 year MBS, GNMA hybrid ARMs, Agency CMOs with locked out positions, Agency CMOs that are presently in the cash flow windows. In addition, we own Private Label CMOS with varying issuers and AAA ratings along with varying coupons. The diversified nature of this portion of the investment portfolio is expected to provide cash flow or interest rate repricing in most economic cycles. As of December 31, 2005, these instruments amounted to $143.9 million with a weighted average yield of 4.54% and a weighted average life of 3.6 years.
Portfolio Yield
     The third prong of the investment strategy is based on investment yield performance. We generally invest in AAA insured bank qualified municipal bonds. This portion of the investment portfolio is invested on a longer duration basis. We own instruments with maturities ranging from 2010 to 2025. Many of the instruments have call features which would allow the issuer to redeem the bonds prior to final maturity.
     The December 31, 2005 municipal portfolio was $13.1 million with a weighted average tax equivalent yield of 5.44% and a weighted average life of 10.1 years. This compares to the December 31, 2004 level of $27.9 million with a weighed average yield of 5.68% and a weighted average life of 12.6 years.
     The overall investment portfolio had a base case duration of 3.0 years as of December 31, 2005. If interest rates rise the base case duration extends to 4.3 years or very similar to the duration of a 5 year US Treasury security which has a duration of 4.6 years. The investment portfolio is modeled on an instrument level basis for portfolio management purposes. In addition, the investment portfolio is modeled on a detailed basis within the NII and EVE ALM models. The performance of the investment portfolio in the interest rate shock tests is considered as part of the overall balance sheet management process and appropriate ALM strategies are developed and implemented accordingly.

     Investment securities available for sale amounted to $209.0 million at December 31, 2004, a $34.0 million increase over the December 31, 2003 level of $175.0 million. The effects of unrealized (losses) on the portfolio were ($2.4) million at December 31, 2004 and ($2.7) million at December 31, 2003.
     The following table sets forth a summary of the investment securities portfolio at December 31, 2005, 2004 and 2003.

	Investment Securities (1)
	December 31,
	2005	2004	2003
	(Dollars in thousands)
Available For Sale Securities
US Government agency securities	$67,228	$56,323	$91,078
US Government agency CMOs & PCMOs	110,449	75,959	3,267
US Government agency MBS	33,438	45,450	38,000
State & Municipal securities	13,112	27,910	40,921
FHLB & FRB Common Stock	4,409	3,344	1,678
Other investments	55	55	55

Total Available For Sale Securities (2)	$228,691	$209,041	$174,999

Held To Maturity Securities
Certificate of Deposit	$100	$100	$100

Total Held To Maturity Securities (2)	$100	$100	$100

Total Investment Securities (2)	$228,791	$209,141	$175,099

(1)	Contractual maturities are not a reliable indicator of the expected life of investment securities.

Instruments may be prepaid by the borrower or issuer.

(2)	AFS investments at market value; HTM investments at cost basis.

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of December 31, 2005:

	Maturities of Investment Securities
	December 31, 2005
	(Dollars in thousands)
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available For Sale Securities
US Government agency securities	$—	0.00%	$29,034	4.45%	$40,694	4.79%	$—	0.00%	$69,728	4.65%
US Government agency CMOs & PCMOs (1)	—	0.00%	—	0.00%	—	0.00%	112,662	4.75%	112,662	4.75%
US Government agency MBS (2)	—	0.00%	4,588	4.08%	7,920	4.04%	21,684	4.24%	34,192	4.17%
State & Municipal securities (2)	—	0.00%	—	0.00%	1,550	7.43%	11,861	5.82%	13,411	6.01%
Other securities	—	0.00%	—	0.00%	—	0.00%	4,464	4.63%	4,464	4.63%

Total Available For Sale Securities	$—	0.00%	$33,622	4.40%	$50,164	4.75%	$150,671	4.76%	$234,457	4.71%

Held To Maturity Securities
Certificate of Deposit	$100	4.10%	$—	0.00%	$—	0.00%	$—	0.00%	$100	4.10%

Total Held To Maturity Securities	$100	4.10%	$—	0.00%	$—	0.00%	$—	0.00%	$100	4.10%

(1)	Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	States & Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
Non-Interest Income
     The following table highlights the major components of non-interest income for the periods referenced:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Gain on loan sales	$2,997	$5,362	$6,325	$2,995	$515
Net gain on sale of securities	(21)	346	1,837	820	255
Net gain on trading activities	—	51	250	302	—
Deposit account service charges	171	205	180	114	85
Other	367	217	182	125	145

Total	$3,514	$6,181	$8,774	$4,356	$1,000

     The primary source of non-interest income is gains on the sale of residential mortgage loans. Gains from sales of mortgage loans were $3.0 million for the year ended December 31, 2005. This represents a decrease of $2.4 million over the $5.4 million level in 2004. The mortgage banking activity and performance has a correlation to interest rates. As interest rates rise home buyers may elect to finance homes with adjustable mortgage products or, if rates rise significantly, defer a home purchase. The volatility in interest rates could result in slower mortgage production or lower levels of mortgage banking income. The loss of key employees may also affect production. During the fourth quarter of 2004, several staffing changes occurred. We also hired additional staff to help keep pace with the changing growth of Alliance Home Funding. During the transition period production was low, leading to the decrease in gain on loan sales.
     In the year ended December 31, 2005, we had a net loss of $21 thousand on the sale of investment securities. This represents a decrease of $367 thousand over the 2004 level net gains of $346 thousand. During 2003, we reallocated our investment portfolio to manage the high levels of actual and projected prepayments on collateralized mortgage obligations and mortgage backed securities. In addition to managing the mortgage related investments, a variety of agency and municipal securities were sold. The repositioning of the portfolio generated a larger level of securities gains than we routinely experience in the ordinary course of business. We have separately disclosed net gains from securities held for a short period of time for the pair off of certain mortgage backed securities transactions. For the year ended December 31, 2005 we had no net gains on trading activities, compared to $51 thousand and $250 thousand for the years ended December 31, 2004 and 2003, respectively.
     Routine banking fees such as account maintenance, insufficient funds, online banking, stop payment, and wire transfer fees amounted to $171 thousand, $205 thousand and $180 thousand, for each of the years ended December 31, 2005, 2004 and 2003, respectively. Our other non-interest income is predominately from ATM fees. This type of fee income is a modest activity for Alliance Bank.
     Our gains on mortgage loan sales amounted to $5.4 million during the year ended December 31, 2004. This represented a $963 thousand decrease over the 2003 level of $6.3 million.
     As part of our routine balance sheet management strategy, a variety of investment securities were sold in 2003. The repositioning along with some pair off transactions resulted in gains of $397 thousand during the year ended December 31, 2004, compared to $2.1 million during the year ended December 31, 2003.
Non-Interest Expense
     Non-interest expense for the year ended December 31, 2005 amounted to $15.0 million, compared to the 2004 level of $14.0 million. Salary and benefits expense for the year ended December 31, 2005 was $7.9 million, compared to the December 31, 2004 level of $7.8 million. The increase results from commissions and incentives paid on mortgage banking production as well as new personnel in Alliance Bank. Total salary and benefits expense for Alliance Home

Funding amounted to $2.7 million for the year ended December 31, 2005 and $4.3 million for the year ended December 31, 2004. Occupancy and furniture and equipment costs were up $224 thousand in 2005 from the 2004 level of $2.0 million. The change in occupancy expense is directly related to opening branches and offices. Our Manassas mortgage loan office opened in January 2003, our Ballston banking office opened in June 2003, our Tysons Corner banking office opened in December 2003 and our Reston mortgage loan office opened in February of 2004. Other operating expenses amounted to $4.9 million in 2005, compared to $4.1 million in 2004. Other operating expenses increased due to increased marketing efforts, absorption of branch operating costs and professional fees.
     Non-interest expense for 2004 amounted to $14.0 million, compared to the 2003 level of $12.1 million. The increase is directly related to our expansion activities. The largest component of non-interest expense is salaries and benefits. Salary and benefits expenses in 2004 were $7.8 million, or $693 thousand higher than the 2003 level of $7.1 million. As a growing organization, we expanded our retail, commercial and private banking staffs to meet growth and profitability targets. Additionally, the salaries, commissions and benefits associated with Alliance Home Funding contributed to the growth in salaries and other non-interest expense. Occupancy and furniture and equipment costs in 2004 were up $427 thousand over the 2003 level of $1.6 million. Other operating expenses amounted to $4.1 million in 2004, compared to $3.4 million in 2003. The costs associated with opening these locations increased our other operating expenses due to marketing and general branch openings programs. In addition, our professional fees rose due to costs incurred in the establishment of the holding company.
     The components of other operating expenses for the periods referenced were as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Business development	$702	$605	$549	$465	$327
Office expense	1,062	767	735	518	348
Bank operations expense	977	920	746	565	320
Data processing & professional fees	1,422	1,146	775	596	260
Other	735	671	563	364	163

Total	$4,898	$4,109	$3,368	$2,508	$1,418

Income Taxes
     We recorded an income tax expense of $1.7 million in 2005 compared to an income tax expense of $864 thousand in 2004. Our effective tax rates were 29.5% for the year ended December 31, 2005 and 23.8% for the year ended December 31, 2004. The effective tax rate is lower than the statutory rate of 34% primarily due to the benefits of our municipal bond portfolio.

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
     We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At December 31, 2005, the deposit portfolio was $461.2 million, a $105.5 million increase over the December 31, 2004 level of $355.7 million. We have seen growth in several key categories over the periods compared. Key deposit categories, such as NOW, money market and certificates of deposit have all grown in proportion to overall company growth. The effects of several deposit gathering and branching initiatives have allowed our deposit and customer base to continually expand.
     From time to time, we gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow us to fund loan and investment growth with minimal sales efforts. At December 31, 2005, we had $79.9 million in such deposits. The balance of the $79.9 million consists of two types of “brokered” deposits. At December 31, 2005, we had $10.0 million of brokered deposits that relate to a state government program and $69.9 million of brokered deposits that are part of a periodic marketing program by a licensed broker on our behalf. We entered into a series of brokered deposits during 2003 as part of a corporate initiative to extend the maturity of liabilities. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our mortgage banking unit, Alliance Home Funding. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.
     At December 31, 2004, deposits were $355.7 million, a $79.0 million increase over the December 31, 2003 level of $276.7 million. At December 31, 2004, we had $58.3 million in brokered deposits, compared to $61.2 million at December 31, 2003. The December 31, 2004 balance of the $58.3 million consists of two types of “brokered” deposits. At December 31, 2004, we had $10.0 million of brokered deposits that relate to a state government program and $48.3 million of brokered deposits that were part of a periodic marketing program by a licensed broker on our behalf. The December 31, 2003 balance of $61.2 million consisted of $10.0 million of brokered deposits that related to a government program and $51.2 million in brokered deposits that were issued as part of a marketing program by a licensed broker on our behalf.

     The following table details the average amount of, and the average rate paid on, the following primary deposit categories for the periods indicated:

	Average Deposits and Average Rates Paid
	Years Ended December 31,
		2005			2004			2003

	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest bearing liabilities:
Interest-bearing demand deposits	$39,755	$488	1.23%	$23,880	$246	1.03%	$17,340	$199	1.15%
Money market deposit accounts	29,916	554	1.85%	22,702	308	1.36%	18,609	306	1.64%
Savings accounts	3,926	53	1.35%	3,056	34	1.11%	2,237	30	1.34%
Time deposits	184,591	5,913	3.20%	162,108	4,401	2.71%	112,919	3,184	2.82%

Total interest-bearing deposits	258,188	$7,008	2.71%	211,746	$4,989	2.36%	151,105	$3,719	2.46%

Non-interest bearing deposits	158,944			115,617			92,222

Total deposits	$417,132			$327,363			$243,327

     The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2005:

	Certificates of Deposit Maturity Distribution
	December 31, 2005
	Three Months	Three Months to	Over
	or Less	Twelve Months	Twelve Months	Total
	(Dollars in thousands)
Certificates of deposit:
Less than $100,000	$29,701	$41,035	$32,443	$103,179
Greater than or equal to $100,000	7,301	21,289	66,875	95,465

Total	$37,002	$62,324	$99,318	$198,644

Capital
     Both Alliance Bankshares and Alliance Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $48.6 million as of December 31, 2005 and $46.6 million as of December 31, 2004. Book value per share increased to $10.10 in 2005 from $9.73 as of December 31, 2004. The significant increase is directly related to a capital stock offering that took place in February 2004. Approximately $25.2 million in gross proceeds were generated from the sale of 1,481,470 shares of common stock at an offering price of $17.00 per share. Expenses associated with the offering were $1.3 million for broker fees and $200 thousand for legal, accounting, printing, and miscellaneous fees. Bankshares is using the net proceeds from this offering to provide additional capital to the bank to support anticipated increases in our loans and deposits as our business grows.
     Alliance Bankshares’ ability to pay cash dividends is restricted by banking regulations. We have not declared or paid cash dividends since inception. It is our general policy to retain earnings to support future organizational growth.
     On June 30, 2003, Alliance Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Alliance Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Alliance Bankshares and are junior in right of payment to all present and future senior indebtedness of Alliance Bankshares. The Trust Preferred Securities are guaranteed by Alliance Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Alliance Bankshares under the caption “Trust Preferred Capital Securities of Subsidiary Trust.” Alliance Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2005 was 7.64%.
     A portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier I capital. Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At December 31, 2005 and 2004, the entire amount was considered Tier I capital, as compared to December 31, 2003 when approximately $5.3 million of the Trust Preferred Securities was included in Tier I capital. The remaining $4.7 million was considered Tier II capital in 2003.
     Alliance Bankshares is considered “well capitalized” as of December 31, 2005, 2004 and 2003. The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis
	December 31,
	2005	2004	2003
	(Dollars in thousands)
Tier I Capital:
Common stock	$19,244	$19,173	$12,966
Capital surplus	19,955	19,855	1,745
Retained earnings	13,218	9,160	6,393
Less: disallowed assets	(3,096)	—	—
Add: Qualifying Trust Preferred Securities	10,000	10,000	5,276

Total tier I capital	59,321	58,188	26,380

Tier II Capital:
Allowance for loan losses	3,422	2,300	1,444
Qualifying Trust Preferred Securities	—	—	4,724

Total tier II capital	3,422	2,300	6,168

Total Risk Based Capital	$62,743	$60,488	$32,548

Risk weighted assets	$369,659	$271,118	$176,418

Quarterly average assets	$595,857	$500,625	$375,671

			Regulatory
				Minimum
Capital Ratios:
Tier 1 risk based capital ratio	16.1%	21.5%	15.0%	4.0%
Total risk based capital ratio	17.0%	22.3%	18.4%	8.0%
Leverage ratio	10.0%	11.6%	7.0%	4.0%
Purchased Funds and Other Borrowings
     Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. Customer repurchase agreements amounted to $37.7 million at December 31, 2005, compared to $29.9 million at December 31, 2004 and $35.0 million at December 31, 2003. Outstanding federal funds purchased were $20.0 million and $15.0 million at December 31, 2005 and December 31, 2004, respectively, compared to no outstanding federal funds purchased at December 31, 2003.
     Customer repurchase agreements are standard repurchase agreement transactions that involve an Alliance Bank customer instead of wholesale banks and brokers. We offer this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not have any open repurchase agreements with broker dealers.

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
     Our liquidity is directly impacted by Alliance Home Funding. As interest rates decline, mortgage refinances and home purchases increase. In addition to the impact of interest rate movements, Alliance Home Funding has been adding production personnel which we expect will increase loan originations and funding requirements. Alliance Bank provides a warehouse line of credit to Alliance Home Funding. The funds advanced on this line allow us to originate and hold mortgages until they are sold to third party investors. In 2005, advances under this line of credit averaged $14.7 million, compared to $26.3 million in 2004. Our general liquidity management activities take into account current and expected warehouse line of credit needs.
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
     An analysis of the purchased funds distribution is presented below for the periods indicated:

	Purchased Funds Distribution
	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
At Period End
FHLB Advances	$30,000	$20,000	$13,000
Customer repos	37,668	29,890	34,991
Other borrowed funds	20,421	15,462	260

Total at period end	$88,089	$65,352	$48,251

Average Balances
FHLB Advances	$21,068	$19,617	$15,844
Customer repos	52,571	33,941	30,418
Other borrowed funds	29,218	17,728	26,819

Total average balance	$102,857	$71,286	$73,081

Average rate paid on all borrowed funds, end of period	3.37%	2.28%	2.28%

Average rate paid on all borrowed funds, during the period	3.40%	2.61%	2.16%

Maximum outstanding at any month end period	$91,884	$70,322	$96,908

Return on Average Assets and Average Equity
     The ratio of net income to average equity and average assets and certain other ratios are as follows:
Return on Average Assets and Return on Average Equity

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Average total assets	$571,317	$441,630	$345,067

Average stockholders’ equity	$47,224	$40,279	$18,992

Net income	$4,058	$2,767	$3,989

Cash dividends declared	$—	$—	$—

Return on average assets	0.71%	0.63%	1.16%

Return on average stockholders’ equity	8.59%	6.87%	21.00%

Average stockholders’ equity to average total assets	8.27%	9.12%	5.50%

Contractual Obligations
     Bankshares has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes Bankshares’ contractual cash obligations as of December 31, 2005. The table does not include deposit liabilities or repurchase agreements entered into in the ordinary course of banking.

	Payments Due By Period
	December 31, 2005
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)
Trust Preferred Securities	$10,310	$—	$—	$—	$10,310
Operating Leases	11,921	1,286	3,150	2,337	5,148
Federal Home Loan Bank Advances	30,000	10,000	—	17,000	3,000
Data Processing Services	1,456	511	945	—	—

Total	$53,687	$11,797	$4,095	$19,337	$18,458

     Bankshares has signed a lease in late 2005 to relocate the current corporate headquarters. The impact of the new lease is included in “Operating Leases” in the table above.
Off-Balance Sheet Activities
     Alliance Bankshares, Alliance Bank, Alliance Home Funding and Alliance Insurance Agency enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the overall liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 16 of the Notes to Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. With the exception of these off-balance sheet arrangements, and Alliance Bankshares’ obligations in connection with its Trust Preferred Securities, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements
     For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 2 of the Notes to Consolidated Financial Statements contained herein.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. In mid 2004, we began a project to enhance the sophistication of our current Asset Liability Management (“ALM”) processes. We engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project is the development of a more in-depth ALM model that measures Net Interest Income (“NII”) and Economic Value of Equity (“EVE”) results on a monthly basis. The results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and as of the most recent model run (December 2005), we are in compliance with all policy metrics. The short term interest rate model (NII) indicates we are asset sensitive. The long term model (EVE) indicates a stable to slightly declining EVE in a rising interest rate environment.
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
     The ALM results for December 31, 2005 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 6.1%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 5.5%. The results in both a rising and declining interest rate environment are within the policy guidelines.
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

     The table below shows as of December 31, 2005 ALM model results under various interest rate shocks:

	December 31, 2005
Interest Rate Shocks	NII	EVE
-200 bp	(20.7)%	(3.3)%
-100 bp	(5.5)%	(0.5)%
+100 bp	6.1%	(1.6)%
+200 bp	11.3%	(5.0)%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $52.3 million, or (8.6%) of total assets, at December 31, 2005. The negative gap suggests that the net interest margin will decrease in a market of rising interest rates, as liabilities will reprice faster than assets. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long term interest rate exposure. As an example, $201 million of the investment securities at December 31, 2005 are classified as greater than five years due to the contractual maturity of the instruments. A significant portion of the securities are expected to provide cash flow within one to two years. The shifting of the cash flow to a more realistic measurement provides a significantly different picture of the interest sensitivity of the organization.

     The following table reflects our December 31, 2005 “static” interest rate gap position:

	December 31, 2005
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest earning assets:
Investment securities	$100	$—	$33,622	$200,835	$234,557
Loans held for sale	5,936	0	—	0	5,936
Loans	161,013	14,285	99,538	29,392	304,228
Interest-bearing deposits	200	0	—	0	200
Federal funds sold	37,522	0	—	0	37,522

Total interest earning assets	204,771	14,285	133,160	230,227	582,443

Interest-bearing liabilities:
Interest-bearing demand deposits	47,975	—	—	—	47,975
Money market deposit accounts	24,422	—	—	—	24,422
Savings accounts & IRAs	4,260	—	—	—	4,260
Time deposits	37,003	62,324	51,197	48,120	198,644

Total interest-bearing deposits	113,660	62,324	51,197	48,120	275,301

FHLB Advances	27,000	—	—	3,000	30,000
Repos	37,668	—	—	—	37,668
Other borrowings	20,421	—	—	—	20,421
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	209,059	62,324	51,197	51,120	373,700

Period Gap	$(4,288)	$(48,039)	$81,963	$179,107	$208,743

Cumulative Gap	$(4,288)	$(52,327)	$29,636	$208,743	$208,743

Cumulative Gap / Total Assets	-0.7%	-8.6%	4.8%	34.1%	34.1%

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of December 31, 2005.
Item 8. Financial Statements and Supplementary Data
     See attached financials

Alliance Bankshares Corporation
Consolidated Financial Statements
For the Years Ended
December 31, 2005, 2004 and 2003
With Report of Independent Registered Public
Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Alliance Bankshares Corporation
Chantilly, Virginia
We have audited the accompanying consolidated balance sheets of Alliance Bankshares Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three years ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bankshares Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Winchester, Virginia
January 27, 2006

Alliance Bankshares Corporation
Consolidated Balance Sheets
December 31, 2005 and 2004

(Dollars in thousands)	2005	2004

ASSETS

Cash and due from banks	$25,224	$29,467
Federal funds sold	37,522	1,139
Investment securities available-for-sale, at fair value	228,691	209,041
Investment securities held-to-maturity, at amortized cost	100	100
Loans held for sale	5,936	24,746
Loans, net of allowance for loan losses of $3,422 and $2,300	300,806	206,904
Premises and equipment, net	1,952	2,156
Accrued interest and other assets	11,254	6,167

TOTAL ASSETS	$611,485	$479,720

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$185,877	$128,287
Savings and NOW deposits	52,235	37,034
Money market deposits	24,422	27,823
Other time deposits	198,644	162,547

Total deposits	461,178	355,691

Repurchase agreements, federal funds purchased and other borrowings	58,089	45,352
Federal Home Loan Bank advances	30,000	20,000
Trust Preferred Capital Notes	10,310	10,310
Other liabilities	3,297	1,745
Commitments and contingent liabilities	—	—

Total liabilities	562,874	433,098

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized; 4,811,050 and 4,793,349 shares issued and outstanding at December 31, 2005 and 2004	19,244	19,173
Capital surplus	19,955	19,855
Retained Earnings	13,218	9,160
Accumulated other comprehensive (loss), net	(3,806)	(1,566)

Total stockholders’ equity	48,611	46,622

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$611,485	$479,720

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
INTEREST INCOME:
Loans	$18,149	$10,289	$7,438
Investment securities	9,567	8,376	6,912
Federal funds sold	1,213	486	267

Total interest income	28,929	19,151	14,617

INTEREST EXPENSE:
Savings and NOW deposits	541	280	229
Other time deposits	5,913	4,401	3,184
Money market deposits	554	308	306
Borrowings	3,493	1,863	1,688

Total interest expense	10,501	6,852	5,407

Net interest income	18,428	12,299	9,210
Provision for loan losses	1,142	886	396

Net interest income after provision for loan losses	17,286	11,413	8,814

OTHER INCOME:
Deposit account service charges	171	205	180
Gain on sale of loans	2,997	5,362	6,325
Net gain (loss) on sale of securities	(21)	346	1,837
Net gain on trading activities	—	51	250
Other operating income	367	217	182

Total other income	3,514	6,181	8,774

OTHER EXPENSES:
Salaries and employee benefits	7,911	7,839	7,146
Occupancy expense	1,302	1,270	975
Equipment expense	937	745	613
Operating expenses	4,898	4,109	3,368

Total other expenses	15,048	13,963	12,102

INCOME BEFORE INCOME TAXES	5,752	3,631	5,486

Income tax expense	1,694	864	1,497

NET INCOME	$4,058	$2,767	$3,989

Net income per common share, basic	$0.85	$0.61	$1.24

Net income per common share, diluted	$0.80	$0.57	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except share data)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	Earnings	Income (Loss)	Income	Equity
BALANCE, DECEMBER 31, 2002	$8,460	$5,770	$2,404	$934		$17,568
Comprehensive income:
Net income	—	—	3,989	—	$3,989	3,989
Other comprehensive income (loss), net of tax: unrealized holding losses on securities available for sale, net of tax of $672	—	—	—	—	(1,305)	—
Less: reclassification adjustment, net income taxes of $710					(1,377)

Other comprehensive income (loss), net of tax	—	—	—	(2,683)	$(2,682)	(2,683)

Total comprehensive income	—	—	—	—	$1,307	—

Stock dividend in the form of a three-for-two stock split	4,316	(4,316)	—	—		—
Exercise of stock options	190	291	—	—		481

BALANCE, DECEMBER 31, 2003	$12,966	$1,745	$6,393	$(1,749)		$19,355
Comprehensive income:
Net income	—	—	2,767	—	$2,767	2,767
Other comprehensive income, net of tax: unrealized holding losses on securities available for sale, net of tax of $229	—	—	—	—	445	—
Less: reclassification adjustment, net income taxes of $135					(262)

Other comprehensive income, net of tax	—	—	—	183	$183	183

Total comprehensive income	—	—	—	—	$2,950	—

Exercise of stock options	281	309	—	—		590
Issuance of 1,481,470 shares of common stock	5,926	17,801	—	—		23,727

BALANCE, DECEMBER 31, 2004	$19,173	$19,855	$9,160	$(1,566)		$46,622
Comprehensive income:
Net income	—	—	4,058	—	$4,058	4,058
Other comprehensive income (loss), net of tax: unrealized holding losses on securities available for sale, net of tax of $1,146	—	—	—	—	(2,226)	—
Less: reclassification adjustment, net income taxes of $7					(14)

Other comprehensive income (loss), net of tax	—	—	—	(2,240)	$(2,240)	(2,240)

Total comprehensive income	—	—	—	—	$1,818	—

Exercise of stock options	71	100	—	—		171

BALANCE, DECEMBER 31, 2005	$19,244	$19,955	$13,218	$(3,806)		$48,611
The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,058	$2,767	$3,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,864	1,320	980
Provision for loan losses	1,142	886	396
Origination of loans held for sale	(174,345)	(235,043)	(236,004)
Proceeds from sale of loans held for sale	196,152	228,692	266,430
Gain on sale of loans	(2,997)	(5,362)	(6,325)
Net loss (gain) on sale of securities available-for-sale and trading	21	(397)	(2,087)
Deferred tax expense (benefit)	(686)	(113)	(86)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(3,248)	(344)	(2,273)
Other liabilities	1,552	(648)	284

Net cash provided by (used in) operating activities	23,513	(8,242)	25,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(36,383)	31,570	(22,582)
Purchase of investment securities available-for-sale	(121,179)	(188,529)	(246,587)
Proceeds from sale of securities available-for-sale	58,283	115,682	131,020
Proceeds from calls and maturities of securities available-for-sale	2,000	13,024	45,500
Paydowns on investment securities available-for-sale	36,767	25,813	23,629
Net increase in loan portfolio	(95,044)	(90,472)	(35,994)
Purchase of premises and equipment	(595)	(1,070)	(1,017)

Net cash (used in) investing activities	(156,151)	(93,982)	(106,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from:
Non-interest bearing deposits	57,590	39,413	(19,817)
Savings and NOW deposits	15,201	12,440	4,829
Money market deposits	(3,401)	10,545	(63)
Other time deposits	36,097	16,554	75,824
Repurchase agreements, federal funds purchased and other borrowings	12,737	10,101	769
FHLB Advances	10,000	7,000	2,500
Trust Preferred Capital Notes	—	—	10,310
Proceeds from exercise of stock options	171	590	481
Proceeds from issuance of common stock	—	23,727	—

Net cash provided by financing activities	128,395	120,370	74,833

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,243)	18,146	(5,894)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	29,467	11,321	17,215

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,224	$29,467	$11,321

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

On June 26, 2003, Alliance Virginia Capital Trust I, a Delaware statutory trust and a subsidiary of Alliance Bankshares Corporation was formed.

On November 15, 2005, the Bank formed Alliance Insurance Agency (“AIA”) through the acquisition of Danaher Insurance Agency. AIA is a wholly-owned insurance subsidiary of the Bank and sells a wide array of insurance and financial products.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation - The consolidated financial statements include the accounts of Alliance Bankshares Corporation, Alliance Bank Corporation, Alliance Home Funding, LLC, Alliance Insurance Agency, and Alliance Virginia Capital Trust I. In consolidation all significant inter-company accounts and transactions have been eliminated. FASB Interpretation No. 46 R requires that Bankshares no longer consolidate Alliance Virginia Capital Trust I. The subordinated debt of the trust is reflected as a liability of Bankshares.

Business - The Bank is a state-chartered commercial bank. We provide a broad array of commercial, retail and mortgage banking services and products to clients located in Northern Virginia and the greater Washington, D.C. Metropolitan area.

Use of estimates - In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill and deferred income taxes.

Cash and cash equivalents - For the purposes of the consolidated Statements of Cash Flows, Bankshares has defined cash and cash equivalents as those amounts included in the balance sheet caption “Cash and due from banks.”

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Securities - Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. At December 31, 2005 and 2004, Bankshares held no trading securities.
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
Rate Lock Commitments - AHF enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.
Loans - The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans throughout the Washington, DC metropolitan area. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions of the lending area.
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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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
Stock-based compensation – At December 31, 2005, Bankshares has a stock-based employee compensation plan, which is described more fully in Note 21. Bankshares accounts for the plan under the recognition and measurement principles of APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if Bankshares had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	December 31,
	2005	2004	2003
Net income, as reported	$4,058	$2,767	$3,989
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net	(1,041)	(394)	(140)

Pro forma net income	$3,017	$2,373	$3,849

Earnings per share:
Basic, as reported	$0.85	$0.61	$1.24

Basic, pro forma	$0.63	$0.52	$1.20

Diluted, as reported	$0.80	$0.57	$1.14

Diluted, pro forma	$0.59	$0.49	$1.10

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Bankshares would have been required to record as an income statement charge over the remaining vesting periods under the transitional provisions of SFAS No. 123R, which become effective for Bankshares on January 1, 2006.
Earnings per share – Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Bankshares relate solely to outstanding stock options, and are determined using the treasury method.
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
Advertising and marketing expense – Advertising and marketing costs are expensed as incurred. Advertising and marketing costs as of December 31, 2005, 2004 and 2003 were $379 and $241 and $217, respectively.
Reclassifications – Certain reclassifications have been made to prior period balances to conform to the current year presentation.
Recent Account Pronouncements – In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by Bankshares or acquired in business combinations. SOP 03-3 does not apply to loans originated by Bankshares. Bankshares adopted the provisions of SOP 03-3 effective January 1, 2005 and the initial implementation had no material effect on the financial statements.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004) (SFAS No. 123R) “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Share-based compensation arrangements include share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R requires all share-based payments to employees to be valued using a fair value method on the date of grant and expensed based on that fair value over the applicable vesting period. SFAS No. 123R also amends SFAS No. 95 “Statement of Cash Flows” requiring the benefits of tax deductions in excess of recognized compensation cost be reported as financing instead of operating cash flows. The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. Additionally, SAB No. 107 provides guidance related to share-based payment transactions for public companies. Bankshares was required to apply SFAS No. 123R as of the annual reporting period that began after September 15, 2005. Bankshares estimates approximately $167 thousand in share based compensation in 2006 for stock options.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, (“SFAS No. 154”) “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” The new standard changes the requirements for the accounting for and reporting of a change in accounting principle. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement. “ The new standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Bankshares does not anticipate this revision will have a material effect on its financial statements.
In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The FSP applies to investments in debt and equity securities and cost-method investments. The application guidance within the FSP includes items to consider in determining whether an investment is impaired, in evaluating if an impairment is other than temporary and recognizing impairment losses equal to the difference between the investment’s cost and its fair value when an impairment is determined. The FSP is required for all reporting periods beginning after December 15, 2005. Earlier application is permitted. Bankshares does not anticipate the amendment will have a material effect on its financial statements.
3.	PURCHASE OF INSURANCE AGENCY
Effective November 15, 2005, Alliance Bank Corporation acquired all of the stock of Danaher Insurance Agency, Inc, a Virginia based insurance agency. Upon consummation of the transaction, the agency was renamed, Alliance Insurance Agency, Inc. The Bank paid $2,975,000 in cash (including escrows) for the stock in the agency. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately, $1.6 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS 142. The remainder of the value, approximately $1.6 million of goodwill and transaction costs, were recorded on the balance sheet as of December 31, 2005.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
4.	INVESTMENT SECURITIES
The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2005 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government corporations and agencies	$69,728	$—	$(2,500)	$67,228
U.S. Government agency CMOs & PCMOs	112,662	7	(2,220)	110,449
U.S. Government agency MBS	34,192	3	(757)	33,438
Municipal securities	13,411	3	(302)	13,112
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,208	—	—	3,208

Total	$234,457	$13	$(5,779)	$228,691

Held-to-maturity securities:
Certificate of deposit	$100	$—	$—	$100

Total	$100	$—	$—	$100

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2004 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Government corporations and agencies	$57,663	$—	$(1,340)	$56,323
U.S. Government agency CMOs & PCMOs	76,370	48	(459)	75,959
U.S. Government agency MBS	45,534	89	(173)	45,450
Municipal securities	28,448	21	(559)	27,910
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,056	—	—	1,056
Federal Home Loan Bank	2,288	—	—	2,288

Total	$211,414	$158	$(2,531)	$209,041

Held-to-maturity securities:
Certificate of deposit	$100	$—	$—	$100

Total	$100	$—	$—	$100

The amortized cost and fair value of securities as of December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issues may have the right to call or prepay obligations without any penalties. Management expects these securities to prepay or be called prior to their contractual maturity.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due after one year through five years	$33,622	$32,683	$100	$100
Due after five years through ten years	50,164	48,234	—	—
Due after ten years	146,207	143,310	—	—
Restricted securities	4,464	4,464	—	—

Total	$234,457	$228,691	$100	$100

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Proceeds from sales and calls of securities available for sale were $58.3 million, $115.7 million and $131.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Gross gains of $106 thousand, $675 thousand and $2.1 million and gross losses of $127 thousand, $278 thousand and $61 thousand were realized on these sales during 2005, 2004 and 2003, respectively. The tax provision applicable to the net realized gain (loss) amounted to ($7) thousand, $135 thousand and $710 thousand, respectively.
At December 31, 2005 and 2004, securities with a carrying value of $119.1 million and $142.1 million, respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank advances, public deposits and for other purposes required or permitted by law.
The following table is a presentation of the aggregate amount of unrealized loss in investment securities as of December 31, 2005 and 2004. The aggregate is determined by summation of all the related securities that have a continuous loss at year end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of year end.

	2005
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
US Government corporations and agencies	$13,359	$(170)	$52,669	$(2,330)	$66,028	$(2,500)
US Government agency CMOs and PCMOs	63,059	(1,126)	45,016	(1,094)	108,075	(2,220)
US Government agency MBS	14,492	(201)	17,143	(556)	31,635	(757)
Municipal securities	1,556	(16)	10,472	(286)	12,028	(302)

Total temporarily impaired investment securities:	$92,466	$(1,513)	$125,300	$(4,266)	$217,766	$(5,779)

There are a total of 123 investment securities that have an unrealized loss as of December 31, 2005: 32 U.S. Government Agencies, 53 U.S. Government Agency CMO’s, 16 U.S. Government Agency MBS and 22 Municipal Securities. The investment securities are obligations of entities that are excellent credit risks. The impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	2004
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
US Government corporations and agencies	$—	$—	$56,323	$(1,340)	$56,323	$(1,340)
US Government agency CMOs and PCMOs	58,811	(459)	—	—	58,811	(459)
US Government agency MBS	18,689	(97)	2,646	(76)	21,335	(173)
Municipal securities	12,636	(210)	8,946	(349)	21,582	(559)

Total temporarily impaired investment securities:	$90,136	$(766)	$67,915	$(1,765)	$158,051	$(2,531)

5.	LOANS
Loans are summarized as follows at December 31:

	2005	2004
Real estate:
Residential real estate	$69,957	$59,819
Commercial real estate	107,200	71,432
Construction	87,046	38,578

Total real estate	264,203	169,829
Agricultural	274	278
Commercial	37,131	35,077
Consumer	2,957	4,020

Gross loans	304,565	209,204

Less: unearned discounts and fees	(337)	—
Less: allowance for loan losses	(3,422)	(2,300)

Net loans	$300,806	$206,904

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
6.	ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses are summarized as follows for the year ended December 31:

	2005	2004	2003
Balance, beginning of year	$2,300	$1,444	$1,066
Provision for loan losses	1,142	886	396
Loans charged off	(25)	(40)	(44)
Recoveries of loans charged off	5	10	26

Net charge-offs	(20)	(30)	(18)

Balance, end of year	$3,422	$2,300	$1,444

As of December 31, 2005, 2004 and 2003, impaired loans for which an allowance has been provided amounted to $1.8 million, $1.3 million and $383 thousand, respectively. The allowance provided for such loans amounted to $115 thousand, $161 thousand and $146 thousand, respectively. As of December 31, 2005, 2004 and 2003, the average balance of the impaired loans was $1.5 million, $110 thousand and $96 thousand with interest income recognized on an accrual basis of $82 thousand, $73 thousand and $17 thousand, respectively. For all reporting periods presented, Bankshares’ did not have any impaired loans for which an allowance was not provided.
There were no nonaccrual loans excluded from impaired loan disclosure above as of December 31, 2005 and 2004, and a single loan totaling $20 thousand as of December 31, 2003.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
7.	PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows at December 31:

	2005	2004
Leasehold improvements	$979	$894
Furniture, fixtures and equipment	3,748	3,238

	4,727	4,132
Less: accumulated depreciation and amortization	(2,775)	(1,976)

Premises and equipment, net	$1,952	$2,156

Depreciation and amortization charged to operations in 2005, 2004 and 2003 totaled $847 thousand, $679 thousand, and $543 thousand, respectively.
8.	FEDERAL HOME LOAN BANK ADVANCES
Bankshares’ variable and fixed-rate debt of $30,000 and $20,000 at December 31, 2005 and 2004, respectively, matures through 2011. The variable rate advances adjust quarterly based on LIBOR plus 3 basis points. Bankshares also has one fixed-rate advance with an interest rate of 4.52%. At December 31, 2005, the interest rates ranged from 2.04% to 4.52%. At December 31, 2005, the weighted average interest rate was 3.28%.
As of December 31, 2005, we have a credit line of $132.4 million with the Federal Home Loan Bank of Atlanta. In order to borrow under the arrangement we secure the borrowings with investment securities and loans. As of December 31, 2005, we pledged investment securities with a par value of $91.1 million to facilitate current and future transactions.
The contractual maturities of the current long-term Federal Home Loan Bank of Atlanta are as follows:

2006	$10,000
2008	10,000
2009	7,000
2011	3,000

$30,000

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
9.	TRUST PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST
On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Bankshares under the caption “Trust Preferred Capital Securities Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2005 was 7.64%.
10.	INCOME TAXES
Allocation of federal and state income taxes between current and deferred portions is as follows:

	2005	2004	2003
Current	$2,380	$977	$1,583
Deferred tax provision (benefit)	(686)	(113)	(86)

Income tax expense	$1,694	$864	$1,497

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2005	2004	2003
Computed at the expected statutory rate	$1,949	$1,235	$1,865
Tax exempt income, net	(252)	(378)	(450)
State income tax expense	—	—	40
Other	(3)	7	42

Income Tax Expense	$1,694	$864	$1,497

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The components of the net deferred tax assets and liabilities are as follows:

	2005	2004
Deferred tax assets:
Bad debt expense	$1,151	$773
Deferred rent	13	21
Deferred loan fees (costs), net	112	—
Depreciation and amortization	5	—
Other	4	—
Unrealized loss on securities available-for-sale	1,960	807

	3,245	1,601

Deferred tax liabilities:
Deferred loan fees (costs), net	—	26
Depreciation and amortization	—	106
Other	27	90

	27	222

Net defered tax assets	$3,218	$1,379

11.	OPERATING EXPENSES
The components of other operating expenses for the years ended December 31, were as follows:

	2005	2004	2003
Business development	$702	$605	$549
Office expense	1,062	767	735
Bank operations expense	977	920	746
Data processing & professional fees	1,306	1,146	775
Other	851	671	563

Total	$4,898	$4,109	$3,368

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
12.	RELATED PARTY TRANSACTIONS AND LETTERS OF CREDIT

Bankshares grants loans and letters of credit to its executive officers, directors and their affiliated entities. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features. The aggregate amount of such loans outstanding at December 31, 2005 and 2004 was approximately $397 thousand and $674 thousand, respectively. During 2005, new loans and line of credit advances to such related parties amounted to $381 thousand in the aggregate and payments amounted to $658 thousand in the aggregate.

Bankshares also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2005 and 2004 amounted to $4.9 million and $4.3 million, respectively.
13.	COMMITMENTS AND CONTINGENCIES

As members of the Federal Reserve System, Bankshares is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2005 and 2004, the aggregate amounts of daily average required balances were $11.0 million and $15.3 million, respectively.

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

Total rental expense for the occupancy leases for the year ended December 31, 2005, 2004 and 2003 was $1.0 million, $963 thousand, and $725 thousand, respectively. Bankshares also leases office equipment and vehicles pursuant to operating leases with various expiration dates. Total rental expense for office equipment and vehicles for the years ended December 31, 2005, 2004 and 2003 was $137 thousand, $147 thousand and $136 thousand, respectively.

Bankshares leases office space for four of its branch locations, two of its mortgage lending locations, insurance agency location and corporate headquarters location. These non-cancelable agreements, which expire through July 2016, in some instances require payment of certain operating charges. At December 31, 2005, minimum annual rental commitments under these leases (in thousands) are as follows:

2006	$1,286
2007	1,631
2008	1,519
2009	1,297
2010	1,040
Thereafter	5,148

Total	$11,921

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Cash Flow Information:

	2005	2004	2003
Interest paid during the year	$10,236	$6,916	$5,076

Income taxes paid during the year	$1,305	$1,149	$2,255

Supplemental Disclosures of Noncash Activities:

Fair value adjustment for securities	$(3,393)	$277	$(4,063)

15.	DEPOSITS

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2005 and 2004 was $95,465 and $81,859, respectively.

At December 31, 2005, the scheduled maturities of time deposits (in thousands) are as follows:

2006	$99,326
2007	30,368
2008	20,829
2009	27,689
2010	20,432

Total	$198,644

Brokered deposits totaled $79.9 million and $58.3 million at December 31, 2005 and 2004, respectively.
16.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$132,068	$64,640
Standby letters of credit	2,482	3,085

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

At December 31, 2005, Bankshares had rate lock commitments to originate mortgage loans totaling $3.8 million and loans held for sale of $5.9 million. It is management’s intent to enter into corresponding commitments, on a best-efforts basis, to sell these loans to third-party investors.

From time to time Bankshares will enter into forward purchase agreements for investment securities. These purchases generally will settle within 90 days of the end of the reporting period. As of December 31, 2005, Bankshares had no forward purchase commitments.

Bankshares maintains cash accounts and Federal funds sold in other commercial banks. The amount on deposit with correspondent institutions, including Federal funds sold at December 31, 2005, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $37.9 million.

17.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the Washington, DC metropolitan area. The concentrations of credit by type of loan are set forth in Note 5.

18.	EMPLOYEE BENEFITS

Bankshares has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate immediately on employment provided they are age 21 or older. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. Bankshares currently matches 50% of employee contributions up to 6%. Matching contributions totaled $84 thousand, $56 thousand and $43 thousand, for the years ended December 31, 2005, 2004 and 2003, respectively. Bankshares may also make, but is not required to make, a discretionary contribution for each participant. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. No contributions were made by Bankshares during the years ended December 31, 2005 and 2004.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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
At December 31, 2005 and 2004, the carrying amounts of loan commitments and standby letters of credit were immaterial.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The estimated fair values of Bankshares’ financial instruments are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$25,224	$25,224	$29,467	$29,467
Federal funds sold	37,522	37,522	1,139	1,139
Securities	228,791	228,791	209,141	209,141
Loans, net	300,806	300,036	206,904	205,625
Loans held for sale	5,936	5,936	24,746	24,746
Accrued interest receivable	3,356	3,356	2,687	2,687
Financial liabilities:
Noninterest-bearing deposits	$185,877	$185,877	$128,287	$128,287
Interest-bearing deposits	275,301	275,861	227,404	228,163
Short-term borrowings	58,089	57,668	45,352	44,890
FHLB advances	30,000	30,000	20,000	20,000
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	1,017	1,017	751	751
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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
20.	REGULATORY MATTERS

The Bank, as a state bank, is subject to the dividend restrictions set forth by the Bureau of Financial Institutions of the Commonwealth of Virginia (the “Bureau”). Under such restrictions, the Bank may not, without the prior approval of the Bureau, declare dividends in excess of the sum of the current year’s earnings plus the retained earnings from the prior two years. As of December 31, 2005, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval, totaled $12.1 million or 24.8% of consolidated net assets. As of December 31, 2005, 2004 and 2003, no dividends were declared.

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that Bankshares and the Bank meet all capital adequacy requirements to which it is subject.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Bankshares and the Bank’s actual capital amounts and ratios are also presented in the table below (in thousands).

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Consolidated	$62,743	17.0%	$29,573	8.0%	N/A	N/A
Alliance Bank Corporation	$54,836	14.9%	$29,534	8.0%	$36,918	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$59,321	16.1%	$14,786	4.0%	N/A	N/A
Alliance Bank Corporation	$51,414	13.9%	$14,767	4.0%	$22,151	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$59,321	10.0%	$23,834	4.0%	N/A	N/A
Alliance Bank Corporation	$51,414	8.6%	$23,794	4.0%	$29,743	5.0%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)
Consolidated	$60,488	22.3%	$21,689	8.0%	N/A	N/A
Alliance Bank Corporation	$47,161	17.4%	$21,628	8.0%	$27,035	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$58,188	21.5%	$10,845	4.0%	N/A	N/A
Alliance Bank Corporation	$44,861	16.6%	$10,814	4.0%	$16,221	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$58,188	11.6%	$20,025	4.0%	N/A	N/A
Alliance Bank Corporation	$44,861	9.0%	$20,003	4.0%	$25,004	5.0%

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
21.	STOCK OPTION PLAN

Effective June 30, 1999, as amended on May 28, 2003 and June 22, 2005, the Bank established an incentive and non-qualified stock option plan. The plan is administered by the Board of Directors of Bankshares acting upon recommendations made by the Stock Option Committee appointed by the Board. The plan is currently authorized to grant a maximum of 994,500 shares to directors, key employees and consultants. The options are granted at the fair market value of Bankshares common stock at the date of grant. The term of the options shall not exceed ten years from the date of grant. The options vest on a schedule determined by the Stock Option Committee based on financial performance criteria.

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	December 31,
	2005		2004		2003
Dividend yield		0.00%		0.00%		0.00%
Expected life	6.29	years	6.60	years	6.82	years
Expected volatility		23.03%		25.89%		25.79%
Risk-free interest rate		4.28%		3.76%		3.04%
A summary of the status of Bankshares stock option plan is presented below:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1	657,588	$5.62	588,950	$6.23	512,663	$4.63
Granted	115,900	16.09	180,300	18.00	145,625	11.01
Forfeited	(6,000)	16.27	(43,300)	14.59	(563)	5.39
Exercised	(17,701)	7.80	(68,362)	4.55	(68,775)	4.50

Outstanding at December 31	749,787	$7.10	657,588	$5.62	588,950	$6.23

Exercisable at end of year	560,644		386,681		415,341

Weighted-average fair value per option of options granted during the year	$5.42		$4.96		$4.59

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The status of the options outstanding at December 31, 2005 is as follows:

	Options Outstanding		Options Exercisable
		Weighted		Weighted
Remaining		Average		Average
Contractual	Number	Exercise	Number	Exercise
Life	Outstanding	Price	Exercisable	Price
4 years	286,413	$4.45	286,413	$4.45
6 years	16,875	$4.89	16,875	$4.89
7 years	56,175	$5.59	52,575	$5.50
8 years	129,125	$10.93	49,906	$11.34
9 years	145,300	$18.24	144,875	$18.25
10 years	115,900	$16.09	10,000	$15.99
All options granted, available under the Plan, and exercisable have been restated for all three years giving retroactive effect to the common stock dividends distributed on October 26, 2001 and September 29, 2003.
22.	EARNINGS PER SHARE

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

	2005		2004		2003
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic earnings per share	4,798,907	$0.85	4,546,117	$0.61	3,208,169	$1.24

Effect of dilutive securities, stock options	302,645		326,964		296,200

Diluted earnings per share	5,101,552	$0.80	4,873,081	$0.57	3,504,369	$1.14

Average shares of 125,300, 184,000 and 21,000 have been excluded from the earnings per share calculation for 2005, 2004 and 2003, respectively, because their effects were anti-dilutive.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
23.	COMMON STOCK DIVIDEND AND CAPITALIZATION

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
24.	PARENT ONLY FINANCIAL INFORMATION
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Cash	$7,291	$12,743
Investment in subsidiaries	50,705	43,295
Other assets	976	966

Total assets	$58,972	$57,004

Liabilities
Trust preferred capital notes	$10,310	$10,310
Other liabilities	51	72

Total liabilities	$10,361	$10,382

Stockholders’ Equity
Common stock	$19,244	$19,173
Capital surplus	19,955	19,855
Retained earnings	13,218	9,160
Accumulated other comprehensive (loss), net	(3,806)	(1,566)

Total stockholders’ equity	$48,611	$46,622

Total liabilities and stockholders’ equity	$58,972	$57,004

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Statements of Income
For the Periods Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income
Interest income	$—	$—	$1

Expenses
Interest expense	$717	$534	$249
Professional fees	89	57	86
Other expense	91	69	66

Total expense	$897	$660	$401

Loss before income tax (benefit) and undistributed income of subsidiaries	$(897)	$(660)	$(400)

Income tax (benefit)	(305)	(251)	(147)

Loss before undistributed income of subsidiaries	$(592)	$(409)	$(253)

Undistributed income of subsidiaries	4,650	3,176	4,242

Net income	$4,058	$2,767	$3,989

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Statements of Cash Flows
For the Periods Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows from Operating Activities
Net income	$4,058	$2,767	$3,989
Adjustments to reconcile net income to net cash (used in) operating activities:
Undistributed income of subsidiaries	(4,650)	(3,176)	(4,242)
Increase in other assets	(91)	(170)	(727)
Increase in accrued expenses	60	51	123

Net cash (used in) operating activities	(623)	(528)	(857)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	(5,000)	(15,000)	(5,980)

Net cash (used in) investing activities	(5,000)	(15,000)	(5,980)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	171	24,317	481
Proceeds from trust preferred capital notes	—	—	10,310

Net cash provided by financing activities	171	24,317	10,791

Cash and Cash Equivalents

Net increase (decrease) in Cash and Cash Equivalents	(5,452)	8,789	3,954
Beginning of Year	12,743	3,954	—

End of Year	$7,291	$12,743	$3,954

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
25.	SEGMENT REPORTING

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

The following table presents segment information for the years ended December 31, 2005, 2004 and 2003:

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

		2005

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$29,054	$694	$(819)	$28,929
Gain on sale of loans	—	2,997	—	2,997
Other	507	10	—	517

Total operating income	29,561	3,701	(819)	32,443

Expenses:
Interest expense	10,501	819	(819)	10,501
Provision for loan loss	1,142	—	—	1,142
Salaries and employee benefits	5,254	2,657	—	7,911
Other	5,844	1,293	—	7,137

Total operating expenses	22,741	4,769	(819)	26,691

Income before income taxes	$6,820	$(1,068)	$—	$5,752

Total assets	$610,854	$9,021	$(8,390)	$611,485

Capital expenditures	$335	$260	$—	$595

		2004

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$19,177	$1,447	$(1,473)	$19,151
Gain on sale of loans	—	5,362	—	5,362
Other	785	34	—	819

Total operating income	19,962	6,843	(1,473)	25,332

Expenses:
Interest expense	6,852	1,473	(1,473)	6,852
Provision for loan losses	886	—	—	886
Salaries and employee benefits	3,535	4,304	—	7,839
Other	5,033	1,091	—	6,124

Total operating expenses	16,306	6,868	(1,473)	21,701

Income before income taxes	$3,656	$(25)	$—	$3,631

Total assets	$477,738	$29,278	$(27,296)	$479,720

Capital expenditures	$800	$270	$—	$1,070

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

		2003

	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$14,678	$1,720	$(1,781)	$14,617
Gain on sale of loans	—	6,325	—	6,325
Other	2,426	23	—	2,449

Total operating income	17,104	8,068	(1,781)	23,391

Expenses:
Interest expense	5,407	1,781	(1,781)	5,407
Provision for loan losses	396	—	—	396
Salaries and employee benefits	2,863	4,283	—	7,146
Other	3,972	984	—	4,956

Total operating expenses	12,638	7,048	(1,781)	17,905

Income before income taxes	$4,466	$1,020	$—	$5,486

Total assets	$355,993	$20,508	$(19,453)	$357,048

Capital expenditures	$709	$308	$—	$1,017

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
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
     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III.
     Except as otherwise indicated, information called for by the following items under Part III is contained in the proxy statement for Alliance Bankshares’ 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) to be held on June 28, 2006.
Item 10. Directors and Executive Officers of the Registrant
     Information with respect to Alliance Bankshares’ directors and audit committee is contained in the 2006 Proxy Statement under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference. All other information required by this item is contained in the 2006 Proxy Statement under the captions “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” and is incorporated herein by reference.
Item 11. Executive Compensation
     Information regarding executive compensation is contained in the 2006 Proxy Statement under the captions “Executive Compensation,” “Report of the Compensation Committee on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. Information regarding director compensation is contained in the 2006 Proxy Statement under the caption “Director Compensation,” and is incorporated herein by reference. Bankshares’ stock performance graph is contained in the 2006 Proxy Statement under the caption “Performance Graph” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning stock ownership by directors, executive officers and five percent beneficial owners is contained in the 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference. Information regarding equity securities of Alliance Bankshares that are authorized for issuance under equity compensation plans is contained in the 2006 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     Information regarding transactions with management is contained in the 2006 Proxy Statement under the caption “Interest of Management in Certain Transactions,” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information regarding Principal Accounting Fees and Services is contained in the 2006 Proxy Statement under the caption “Principal Accountant Fees and Services” and “Pre-Approval Policies,” and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Exhibits

2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

2.2	Stock Purchase Agreement dated October 6, 2005, by and between Thomas P. Danaher, Thomas P. Danaher and Company, Inc. and Alliance Bank Corporation (incorporated by reference to Exhibit 10.9 to Form 8-K filed October 12, 2005).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed August 21, 2002).

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 filed August 21, 2002).
Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1*	Alliance Bankshares Corporation Stock Option Plan, as restated effective March 25, 2003, and further amended April 27, 2005 (incorporated by reference to Appendix A to the definitive proxy statement filed May 2, 2005).

10.1.1*	Form of Stock Option Agreement

10.2*	Employment agreement between Alliance Bank and Thomas A. Young, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-QSB filed May 15, 2003).

10.3*	Employment agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-QSB filed May 15, 2003).

10.4*	Employment agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2003 (incorporated by reference to Exhibit 10.32 to Form 10-QSB filed May 15, 2003).

10.6*	Employment agreement between Alliance Bank and Frank H. Grace, III dated January 13, 2004, as amended on February 27, 2004 (incorporated by reference to Exhibit 10.34 to Form 10-KSB filed April 1, 2004).

10.7*	Base Salaries of Named Executive Officers.

10.8*	Non-Employee Director Compensation.

10.9*	Employment agreement between Thomas P. Danaher and Company, Inc. (now, Alliance Insurance Agency, Inc.) and Thomas P. Danaher dated November 15, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K filed November 21, 2005).

21	Subsidiaries of the Registrant.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

* Management Contracts

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

March 31, 2006	/s/ Thomas A. Young, Jr.
Date	Thomas A. Young, Jr.
President & CEO
(principal executive officer)

March 31, 2006	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President & CFO,
Corporate Secretary
(principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2006	/s/ Harvey E. Johnson, Jr.

Date	Harvey E. Johnson, Jr.
Chairman of the Board of Directors

March 31, 2006	/s/ William M. Drohan

Date	William M. Drohan
Director

March 31, 2006	/s/ Lawrence N. Grant

Date	Lawrence N. Grant
Director

March 31, 2006	/s/ Serina Moy

Date	Serina Moy
Director

March 31, 2006	/s/ George S. Webb

Date	George S. Webb
Director

March 31, 2006	/s/ Robert G. Weyers

Date	Robert G. Weyers
Director

March 31, 2006	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr.
Director, President & CEO (principal executive officer)

March 31, 2006	/s/ Paul M. Harbolick, Jr

Date	Paul M. Harbolick, Jr.
Executive Vice President & CFO (principal financial and accounting officer)