Form 10-Q
period 2006-03-31
ALLIANCE BANKSHARES CORP
filed 2006-05-15
CIK 1181001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act. (Check on):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 12, 2006 the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 4,811,050.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
March 31, 2006, December 31, 2005 and March 31, 2005
(Dollars in thousands)

	March	December	March
	31,	31,	30,
	2006	2005	2005
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$30,916	$25,224	$22,025
Federal funds sold	16,156	37,522	71,363
Investment securities available-for-sale, at fair value	205,431	228,691	222,001
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	14,502	5,936	16,559
Loans, net of allowance for loan losses of $3,713, $3,422 and $2,510	326,569	300,806	222,254
Premises and equipment, net	2,681	1,952	2,347
Accrued interest and other assets	11,927	11,254	6,817

TOTAL ASSETS	$608,282	$611,485	$563,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$195,468	$185,877	$181,265
Savings and NOW deposits	55,651	52,235	53,554
Money market deposits	28,639	24,422	34,438
Other time deposits	182,758	198,644	175,862

Total deposits	462,516	461,178	445,119

Repurchase agreements, federal funds purchased and other borrowings	45,171	58,089	40,555
Federal Home Loan Bank advances	38,000	30,000	20,000
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	2,931	3,297	1,628
Commitments and contingent liabilities	—	—	—

Total liabilities	558,928	562,874	517,612

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 10,000,000 shares authorized;
4,811,050, 4,811,050 and 4,796,050 shares issued and outstanding at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.	19,244	19,244	19,184
Capital surplus	19,955	19,955	19,870
Retained earnings	14,374	13,218	9,830
Accumulated other comprehensive loss, net:
Net unrealized loss on available-for-sale securities	(4,219)	(3,806)	(3,030)

Total stockholders’ equity	49,354	48,611	45,854

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$608,282	$611,485	$563,466

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
(Dollars in thousands, except for per share data)

	2006	2005
INTEREST INCOME:
Loans	$6,186	$3,624
Investment securities	2,446	2,155
Federal funds sold	141	203

Total interest income	8,773	5,982

INTEREST EXPENSE:
Savings and NOW deposits	144	111
Other time deposits	1,715	1,286
Money market deposits	154	120
Borrowings	1,802	585

Total interest expense	3,815	2,102

Net interest income	4,958	3,880

Provision for loan losses	290	212

Net interest income after provision for loan losses	4,668	3,668

OTHER INCOME:
Deposit account service charges	40	49
Gain on loan sales	1,065	624
Net loss on sale of available-for-sale securities	(72)	(27)
Other operating income	590	74

Total other income	1,623	720

OTHER EXPENSES:
Salaries and employee benefits	2,595	1,946
Occupancy expense	377	296
Equipment expense	254	187
Operating expenses	1,349	1,262

Total other expenses	4,575	3,691

INCOME BEFORE INCOME TAXES	1,716	697

Income tax expense	560	27

NET INCOME	$1,156	$670

Net income per common share, basic	$0.24	$0.14

Net income per common share, diluted	$0.22	$0.13

Weighted average number of shares, basic	4,811,050	4,795,825

Weighted average number of shares, diluted	5,139,381	5,103,873

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
(Dollars in thousands, except for per share data)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	Earnings	Loss	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2004	$19,173	$19,855	$9,160	$(1,566)		$46,622

COMPREHENSIVE INCOME:

Net income	—	—	670	—	$670	670
Other comprehensive income (loss), net of tax:
unrealized holding gains (losses) on securities available-for-sale, net of tax of $763	—	—	—	—	(1,482)	—
Less: reclassification adjustment, net income taxes of $9	—	—	—	—	18	—

Other comprehensive income (loss) net of tax	—	—	—	(1,464)	(1,464)	(1,464)

Total comprehensive income (loss)	—	—	—	—	$(794)	—

Exercise of stock options	11	15	—	—		26

BALANCE, MARCH 31, 2005	$19,184	$19,870	$9,830	$(3,030)		$45,854

BALANCE, DECEMBER 31, 2005	$19,244	$19,955	$13,218	$(3,806)		$48,611

COMPREHENSIVE INCOME:

Net income	—	—	1,156	—	$1,156	1,156
Other comprehensive income, net of tax:
unrealized holding (loss) on securities available-for-sale, net of tax of $(238)	—	—	—	—	(460)	—
Add: reclassification adjustment, net income taxes of $25	—	—	—	—	47	—

Other comprehensive income (loss), net of tax	—	—	—	(413)	(413)	(413)

Total comprehensive income	—	—	—	—	$743	—

Exercise of stock options	—	—	—	—		—

BALANCE, MARCH 31, 2006	$19,244	$19,955	$14,374	$(4,219)		$49,354

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2006 and 2005
(Dollars in thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,156	$670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	373	36
Provision for loan losses	290	212
Origination of loans held for sale	(51,353)	(46,565)
Proceeds from sale of loans held for sale	43,349	55,376
Gain on loan sales	(1,065)	(624)
Stock-based compensation expense	59	—
Loss on sale of securities available-for-sale and trading	72	27
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(459)	103
Other liabilities	(425)	(117)

Net cash provided by (used in) operating activities	(8,003)	9,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	21,366	(70,224)
Purchase of securities available-for-sale	(11,974)	(44,223)
Proceeds from sale of securities available-for-sale	28,260	19,964
Proceeds from calls and maturities of securities available-for-sale	—	2,000
Paydowns on securities available-for-sale	6,112	7,192
Net increase in loans	(25,551)	(15,562)
Purchase of premises and equipment	(938)	(364)

Net cash provided by (used in) investing activities	17,275	(101,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from:
Non-interest bearing deposits	9,591	52,978
Savings and NOW deposits	3,416	16,519
Money market deposits	4,217	6,616
Other time deposits	(15,886)	13,315
Repurchase agreements, federal funds purchased and other borrowings	(12,918)	(4,797)
FHLB Advances	8,000	—
Proceeds from exercise of stock options	—	26
Net cash provided by (used in) financing activities	(3,580)	84,657

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,692	(7,442)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,224	29,467

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,916	$22,025

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
     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of March 31, 2006, December 31, 2005 and March 31, 2005, the results of operations for the three month periods ended March 31, 2006 and 2005, and cash flows for the three month periods ended March 31, 2006 and 2005. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Operating results for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of full year financial results.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Bankshares adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated.
     Included within compensation and employee benefits expense for the three months ended March 31, 2006 is $65 thousand of stock-based compensation. As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $65 thousand ($59 thousand after tax), which had a minor impact on basic and diluted earnings per share.
     The following illustrates the effect on net income and earnings per share if Bankshares had applied the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS 123), prior to January 1, 2006.

For the Three Months Ended
March 31,
2005
(dollars in thousands,
except per share amounts)
Net income, as reported	$670
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(95)

Pro forma net income	$575

Basic earnings per share:
As reported	$0.14

Pro forma	$0.12

Diluted earning per share:
As reported	$0.13

Pro forma	$0.11

     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005: price volatility of 23.88%, risk-free interest rates of 3.50%, dividend rate of 0.00% and expected lives up to 10 years. There were no grants in the first quarter of 2006.

     Stock option plan activity for the three months ended March 31, 2006 is summarized below:

			Weighted	Value of
		Weighted	Average	Unexercised
		Average	Remaining	In-The-Money
	Number of	Exercise	Contractual	Options
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1,	749,787	$7.10
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding at March 31,	749,787	$7.10	4.6	$8,773

Exercisable at March 31,	560,644	$8.49	4.6	$5,780

     As of March 31, 2006, there was $681 thousand of total unrecognized compensation expense related to nonvested options, which will be recognized over the remaining requisite service period.
     Prior to the adoption of SFAS 123R, Bankshares presented the benefit of all tax deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as financing cash flow, rather than as an operating cash flow. No options were exercised during the three months ended March 31, 2006.

2. Investment Securities
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at March 31, 2006 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$60,464	$—	$(2,671)	$57,793
U.S. Government Agency CMOs & PCMOs	105,640	—	(2,631)	103,009
U.S. Government Agency MBS	32,695	—	(853)	31,842
Municipal Securities	8,206	—	(237)	7,969
Restricted Stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,562	—	—	3,562

Total Available-for-Sale Securities	$211,823	$—	$(6,392)	$205,431

Held-to-Maturity Securities:
Certificate of Deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2005 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$69,728	$—	$(2,500)	$67,228
U.S. Government Agency CMOs & PCMOs	112,662	7	(2,220)	110,449
U.S. Government Agency MBS	34,192	3	(757)	33,438
Municipal Securities	13,411	3	(302)	13,112
Restricted Stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,208	—	—	3,208

Total Available-for-Sale Securities	$234,457	$13	$(5,779)	$228,691

Held-to-Maturity Securities:
Certificate of Deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The following tables present the aggregate amount of unrealized loss in investment securities as of March 31, 2006 and December 31, 2005. The aggregate is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	March 31, 2006
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. Government Corporations & Agencies	$5,338	$(125)	$52,455	$(2,546)	$57,793	$(2,671)
U.S. Government Agency CMOs & PCMOs	45,792	(1,043)	57,217	(1,588)	$103,009	$(2,631)
U.S. Government Agency MBS	5,222	(62)	26,620	(791)	$31,842	$(853)
Municipal Securities	—	—	7,193	(237)	$7,193	$(237)

Total temporarily impaired investment securities:	$56,352	$(1,230)	$143,485	$(5,162)	$199,837	$(6,392)

     As of March 31, 2006, 113 investment securities have an unrealized loss totaling $(6.4) million. They are comprised of the following: 28 U.S. Government Agency Securities, 53 U.S. Government Agency and Private Label CMOs, 17 U.S. Government Agency MBS, and 15 Municipal Securities. The investment securities are obligations of entities that are excellent credit risks. The impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
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

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. Government Corporations & Agencies	$13,359	$(170)	$52,669	$(2,330)	$66,028	$(2,500)
U.S. Government Agency CMOs & PCMOs	63,059	(1,126)	45,016	(1,094)	$108,075	$(2,220)
U.S. Government Agency MBS	14,492	(201)	17,143	(556)	$31,635	$(757)
Municipal Securities	1,556	(16)	10,472	(286)	$12,028	$(302)

Total temporarily impaired investment securities:	$92,466	$(1,513)	$125,300	$(4,266)	$217,766	$(5,779)

3. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	March 31,		December 31,
	2006		2005
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Commercial	$40,901	12.4%	$37,131	12.2%
Commercial real estate	105,218	31.9%	107,200	35.3%
Real estate construction	104,173	31.5%	87,046	28.6%
Residential real estate	77,047	23.3%	69,957	23.0%
Consumer	3,124	0.9%	2,957	1.0%
Other	221	0.1%	274	0.1%
Less: unearned discount & fees	(402)	-0.1%	(337)	-0.1%

Total Loans	$330,282	100.0%	$304,228	100.0%

4. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2006	2005	2005
	(dollars in thousands)
Balance, beginning of period	$3,422	$2,300	$2,300
Provision for loan losses	290	1,142	212
Loans charged off	—	(25)	(3)
Recoveries of loans charged off	1	5	1

Net charge offs	1	(20)	(2)

Balance, end of period	$3,713	$3,422	$2,510

     The following table shows impaired loans as of the dates indicated and the allowance provided for such loans:

	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Impaired loans for which an allowance has been provided	$506	$1,830

Total impaired loans	$506	$1,830

Allowance provided for impaired loans, included in the allowance for loan losses	$101	$115

5. Long Term Federal Home Loan Bank Advances
     Bankshares has a variety of advances (fixed, floating and convertible) totaling $38.0 million and $30.0 million at March 31, 2006 and December 31, 2005, from the Federal Home Loan Bank of Atlanta (FHLB) that mature through 2011 and 2021, respectively. At March 31, 2006, the advances had interest rates ranging from 3.59% to 4.52%.
     The contractual maturities of the current long-term FHLB advances are as follows for the periods indicated:

	March 31,	December
	2006	31, 2005
	(dollars in thousands)
2006	$—	$10,000
2008	10,000	10,000
2009	—	7,000
2011	3,000	3,000
2021	25,000	—

Total	$38,000	$30,000

6. Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. The trust also issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 8.06% on March 31, 2006 and 7.64% on December 31, 2005.

7. Earnings Per Share
     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.

	2006		2005
		Per Share		Per Share
Three Months Ended March 31,	Shares	Amount	Shares	Amount
Basic earnings per share	4,811,050	$0.24	4,795,825	$0.14

Effect of dilutive securities, stock options	328,331		308,048

Diluted earnings per share	5,139,381	$0.22	5,103,873	$0.13

Net Income utilized in the earnings per share calculations above:	$1,156,000		$670,000

     Average shares of 118,000 and 128,300 have been excluded from the calculation from the three months ended March 31, 2006 and March 31, 2005, respectively, because their effects were anti-dilutive.
8. Segment Reporting
     Bankshares has three reportable segments: traditional commercial banking, mortgage banking, and an insurance agency. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Insurance agency revenues consist of property and casualty commissions, contingency commissions, and employee benefits commissions.
     The commercial banking segment provides the mortgage banking segment with the short term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over its cost to borrow funds. These transactions are eliminated in the consolidation process.

     The following tables present segment information for the three month periods ended March 31, 2006 and 2005:
SEGMENT REPORTING

	March 31, 2006
	(dollars in thousands)
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
Revenues:
Interest income	$8,780	$136	$—	$(143)	$8,773
Gain on sale of loans	—	1,065	—	—	1,065
Other	26	1	531	—	558

Total operating income	8,806	1,202	531	(143)	10,396

Expenses:
Interest expense	3,815	143	—	(143)	3,815
Provision for loan loss	290	—	—	—	290
Salaries and employee benefits	1,353	1,050	192	—	2,595
Other	1,574	332	74	—	1,980

Total operating expenses	7,032	1,525	266	(143)	8,680

Income before income taxes	$1,774	$(323)	$265	$—	$1,716

Total assets	$607,476	$17,976	$456	$(17,626)	$608,282

Capital expenditures	$865	$56	$17	$—	$938

	March 31, 2005
	(dollars in thousands)
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
Revenues:
Interest income	$6,043	$227	$—	$(288)	$5,982
Gain on sale of loans	—	624		—	624
Other	93	3	—	—	96

Total operating income	6,136	854	—	(288)	6,702

Expenses:
Interest expense	2,102	288		(288)	2,102
Provision for loan loss	212	—		—	212
Salaries and employee benefits	1,182	764		—	1,946
Other	1,493	252	—	—	1,745

Total operating expenses	4,989	1,304	—	(288)	6,005

Income before income taxes	$1,147	$(450)	$—	$—	$697

Total assets	$561,847	$21,504	$—	$(19,885)	$563,466

Capital expenditures	$114	$250	$—	$—	$364

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bankshares, the Bank, AHF and AIA, on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2005 and the consolidated financial statements and accompanying notes included elsewhere in this report.
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
     The information available on the Bank’s website is not part of this Form 10-Q or any other report filed by Bankshares with the Securities and Exchange Commission.
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
     The portion based on historical losses is the smallest component of the total allowance for loan loss. Actual realized losses have been nominal since the inception of the bank.
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
Overview
     For the three month period ended March 31, 2006, net income amounted to $1.2 million compared to $670 thousand for the same period in the prior year. This increase reflects the overall growth of our core banking unit, as interest income on loans grew from $3.6 million for the three months ended March 31, 2005 to $6.2 million for the three months ended March 31, 2006, an increase of $2.6 million, or 70.7%. The basic earnings per share were $.24 for the three months ended March 31, 2006 compared to the prior year earnings of $.14 per common share. The diluted earnings per share were $.22 for the three months ended March 31, 2006 compared to the prior year diluted earnings of $.13 per common share. Weighted average diluted shares outstanding were 5,139,381 for the three months ended March 31, 2006 compared to the prior year weighted average diluted shares outstanding of 5,103,873.
     Return on average equity on an annualized basis during the three months ended March 31, 2006 was 9.58% compared to 5.82% for the same period in 2005. Return on average assets on an annualized basis for the three months ended March 31, 2006 was .80% compared to .53% for the same period of 2005. Net interest margin was 3.64% for the three months ended March 31, 2006 compared to 3.38% for the three months ended March 31, 2005.
     Total assets amounted to $608.3 million as of March 31, 2006, a $3.2 million decrease compared to the December 31, 2005 level of $611.5 million. Total investments were $205.5 million as of March 31, 2006, a $23.3 million decrease compared to the December 31, 2005 level of $228.8 million.
     As of March 31, 2006, total loans grew to $326.6 million compared to $300.8 million as of December 31, 2005, an increase of 8.6%.
     As of March 31, 2006, loans held for sale were $14.5 million compared to $5.9 million at December 31, 2005, and $16.6 million at March 31, 2005. The amount of loans originated were $51.4 million for the three months ended March 31, 2006 compared to $46.6 million for the three months ended March 31, 2005. Proceeds from the sale of loans held for sale were $43.3 million and $55.4 million for the three months ended March 31, 2006 and March 31, 2005, respectively.
     The allowance for loan losses was $3.7 million as of March 31, 2006 or 1.12% of loans outstanding compared to $3.4 million as of December 31, 2005 or 1.12% of outstanding loans. (These ratios exclude loans held for sale.)
     Total deposits amounted to $462.5 million as of March 31, 2006, compared to $461.2 million in total deposits as of December 31, 2005. Included in this growth are non-interest bearing deposits, which were $195.5 million as of March 31, 2006, up $9.6 million above the December 31, 2005 level of $185.9 million.
     Total stockholders’ equity was $49.4 million as of March 31, 2006 compared to the December 31, 2005 level of $48.6 million. Book value per common share was $10.26 as of March 31, 2006 compared to $10.10 as of December 31, 2005. The net unrealized loss on available-for-sale securities amounted to $(4.2) million, net of tax as of March 31, 2006 compared to a net unrealized loss on available-for-sale securities of $(3.8) million, net of tax as of December 31, 2005.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended March 31, 2006 was $5.0 million compared to $4.0 million for the same period in 2005. This represents an increase of 24.8% over the net interest income earned in the same period in 2005. The increase in net interest income is directly attributable to the significant asset growth that has occurred in our loan portfolio. Loan interest income increased $2.6 million to $6.2 million in the three months ended March 31, 2006 compared to $3.6 million for the same period in 2005.
     The following tables illustrate average balances of total interest earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates (1)

	Three Months Ended March 31,
	2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$327,213	$6,186	7.67%	$236,773	$3,624	6.22%
Investment securities	214,277	2,475	4.68%	210,044	2,270	4.39%
Federal funds sold	13,526	141	4.23%	33,806	203	2.44%

Total interest earning assets	555,016	8,802	6.43%	480,623	6,097	5.16%
Non-interest earning assets:
Cash and due from banks	22,577			22,162
Premises and equipment	2,247			2,248
Other assets	12,164			7,185
Less: allowance for loan losses	(3,543)			(2,384)

Total non-interest earning assets	33,445			29,211

Total Assets	$588,461			$509,834

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$36,498	$127	1.41%	$35,334	$98	1.13%
Money market deposit accounts	25,243	154	2.47%	33,086	120	1.47%
Savings accounts	4,666	17	1.48%	4,406	13	1.20%
Time deposits	182,418	1,715	3.81%	172,760	1,286	3.03%

Total interest-bearing deposits	248,825	2,013	3.28%	245,586	1,517	2.51%
FHLB Advances	29,489	216	2.97%	20,000	144	2.93%
Other borrowings	124,276	1,586	5.18%	66,889	441	2.68%

Total interest-bearing liabilities	402,590	3,815	3.84%	332,475	2,102	2.57%

Non-interest bearing liabilities:
Demand deposits	132,222			127,049
Other liabilities	4,697			3,529

Total liabilities	539,509			463,053
Stockholders’ Equity	48,952			46,781

Total Liabilities and Stockholders’ Equity	$588,461			$509,834

Interest Spread (3)			2.59%			2.59%

Net Interest Margin (4)		$4,987	3.64%		$3,995	3.38%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had one nonaccruing loan of $204 thousand in 2006 and no nonaccruing loans in 2005.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $327.2 million for the three months ended March 31, 2006 compared to $236.8 million for the same period in 2005. The related interest income from loans was $6.2 million in 2006 compared to $3.6 million in 2005. The average yield on loans increased from 6.22% in 2005 to 7.67% in 2006. This increase reflects the overall growth of the loan portfolio and the recent increases in the prime interest rate.
     The investment securities income of $2.5 million (on a fully taxable equivalent basis) brought the interest income level to $8.8 million for the three months ended March 31, 2006. This represents an increase of $2.7 million over the 2005 level of $6.1 million. The tax equivalent yield on investment securities for the three months ended March 31, 2006 was 4.68%, which is 29 basis points higher than the three months ended March 31, 2005 level of 4.39%.
     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $141 thousand to interest income in the three month period ended March 31, 2006 compared to $203 thousand for the same period in 2005.
     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $402.6 million in three months ended March 31, 2006, which was $70.1 million greater than the 2005 level of $332.5 million.
     Interest expense for all interest-bearing liabilities amounted to $3.8 million in the first quarter of 2006, which was $1.7 million greater than the 2005 level of $2.1 million. Cost of interest-bearing liabilities for the first quarter 2006 was 3.84 % or 127 basis points higher than the 2005 level of 2.57%.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Analysis
(dollars in thousands)

	Three Months Ended March 31,
	2006 compared to 2005
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Investments	$205	$48	$157
Loans	2,562	1,591	971
Federal funds sold	(62)	278	(340)

Total Increase in Interest Income	2,705	1,917	788

Interest-Bearing Liabilities:
Interest-bearing deposits	496	63	433
Purchased funds	1,217	619	598

Total Increase in Interest Expense	1,713	682	1,031

Increase (Decrease) in Net Interest Income	$992	$1,235	$(243)

     A key driver of our expanded net interest margin is the increased loan volume. As seen in the table above, loan interest income has increased by $2.6 million due primarily to the additional loan balances.
     Non-interest Income. Non-interest income amounted to $1.6 million during the three months ended March 31, 2006, an increase of $903 thousand from the 2005 level of $720 thousand. The primary source of non-interest income is gains on the sale of residential mortgage loans through Alliance Home Funding. Bankshares earned $1.1 million on the sale of mortgage loans in the three months ended March 31, 2006 compared to earnings of $624 thousand in the first quarter of 2005. The increase in production income is due to a larger number of mortgage loan originators on staff.
     Another source of non-interest income is net gains on the sale of investment securities. Bankshares lost $(72) thousand on the sale of investment securities in the first quarter of 2006, compared to a loss of $(27) thousand in the first quarter of 2005.
     Alliance Insurance Agency is another source of our non-interest income. Commission revenues added $531 thousand dollars in operating income for the first quarter of 2006.
     Non-interest Expense. Non-interest expense in the three months ended March 31, 2006 amounted to $4.6 million compared to the 2005 level of $3.7 million. Salary and benefits expense for the three months ended March 31, 2006 was $2.6 million, or $649 thousand higher than the March 31, 2005 level of $1.9 million. Occupancy and furniture and equipment costs for the three months ended March 31, 2006 were up $148 thousand over the 2005 level of $483 thousand. These increases can be partially attributed to the addition of Alliance Insurance Agency, which was acquired in November of 2005. Other operating expenses remained stable at $1.3 million for the three months ended March 31, 2006 and the three months ended March 31, 2005.
     Alliance Home Funding. For the first quarter of 2006, gains on sale of loans were $1.1 million, compared to $624 thousand for the first quarter of 2005. Mortgage loan originations for the first three months of 2006 were $51.4 million, an increase of $4.8 million compared to $46.6 million for 2005. Increased gains on sale of loans were also realized due to improved operational efficiency and more timely delivery of loans to investors. Our production staffing level for the first quarter in 2006 was higher than the staffing level in 2005. As a result of this increase in our production staff level, we hope to see an additional improvement in the future. In addition to the increased staff size, the income of Alliance Home Funding was also adversely impacted by marketing costs, recruiting costs and signing bonuses for the new mortgage loan originators.
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
     Alliance Insurance Agency. In November 2005, Alliance Bank acquired Danaher Insurance Agency, which we renamed Alliance Insurance Agency, Inc. This full line insurance agency offers property and casualty insurance to small businesses, home, life and auto insurance along with a broad array of employee benefits. For the first quarter of 2006, commission revenues for Alliance Insurance Agency were $531 thousand. Net income from Alliance Insurance Agency was $175 thousand for the three months ended March 31, 2006.
     Income Taxes. We recorded $560 thousand in income tax expense in the first quarter of 2006, with an effective tax rate of 32.6% for the first three months ended March 31, 2006. The effective tax rate is lower than the statutory rate of 34% due to the benefits of our municipal bond portfolio.
     In the first three months ended March 31, 2005 we recorded $27 thousand in income tax expense, with an effective tax rate of 3.9%. The effective tax rate is substantially lower than the statutory rate of 34% due to the tax benefits of $186 thousand associated with an Alliance Home Funding pre-tax loss in 2005. In addition, the benefits of our municipal bond portfolio also contributed to the lower effective tax rate.

Analysis of Financial Condition
     Investment Securities. We generally classify investment securities as available for sale under the classifications outlined in SFAS No. 115. In all periods presented, we had a single investment of $100,000 classified as held to maturity. We use the portfolio to manage excess liquidity, customer deposit volatility and asset/liability mix.
     Our investment portfolio at March 31, 2006 and December 31, 2005 contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations, U.S. government agency mortgage backed securities, municipal securities, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. As of March 31, 2006, PCMOs, CMOs and MBS made up 65.6% of the portfolio, as compared to 62.9% at December 31, 2005. Municipal securities were 4.0% of the portfolio as of March 31, 2006, as compared to 5.8% as of December 31, 2005. According to our policy, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities at March 31, 2006 or December 31, 2005. We actively manage our portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.
     Investment securities available for sale amounted to $205.4 million as of March 31, 2006, a $23.3 million decrease over the December 31, 2005 level of $228.7 million. The effects of unrealized losses on the portfolio were ($6.4) million at March 31, 2006 and ($5.8) million at December 31, 2005. The unrealized losses amounted to 3.11% of the investment portfolio value as of March 31, 2006 and 2.53% of the investment portfolio value as of December 31, 2005.
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
     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of March 31, 2006:

	March 31, 2006
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$—	0.00%	$23,034	4.21%	$37,430	4.66%	$—	0.00%	$60,464	4.49%
U.S. Government Agency CMOs & PCMOs*	—	0.00%	—	0.00%	—	0.00%	105,640	4.76%	105,640	4.76%
U.S. Government Agency MBS*	—	0.00%	4,401	4.16%	7,580	4.11%	20,714	4.25%	32,695	4.21%
Municipal Securities**	—	0.00%	—	0.00%	2,075	4.87%	6,131	5.22%	8,206	5.13%
Other Securities	—	0.00%	—	0.00%	—	0.00%	4,818	5.00%	4,818	5.00%

Total Available-for-Sale Securities	$—	0.00%	$27,435	4.20%	$47,085	4.58%	$137,303	4.71%	$211,823	4.62%

Held-to-Maturity Securities:
Certificate of Deposit	$100	4.85%	$—	0.00%	$—	0.00%	$—	0.00%	$100	4.85%

Total Held-to-Maturity Securities	$100	4.85%	$—	0.00%	$—	0.00%	$—	0.00%	$100	4.85%

*	Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

**	Municipal Securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
     Loan Portfolio. Our overall increase in the loan portfolio reflects Bankshares’ continued focus on loan growth. The loan portfolio increased 8.6% for the first three months of 2006, rising to $326.6 million at March 31, 2006, compared to $300.8 million at December 31, 2005, and increased 46.9% compared to $222.3 million at March 31, 2005.
     We categorize our loans into five primary classifications: Commercial, Commercial Real Estate, Real Estate Construction, Residential Real Estate and Consumer. Over the past year, we have experienced significant growth in our total portfolio, with the strongest growth coming in our Real Estate Construction category.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. Commercial loans represent 12.4% of the loan portfolio, or $40.9 million as of March 31, 2006, an increase from $37.1 million and 12.2% of the loan portfolio at December 31, 2005, and $37.5 million and 16.7% of the loan portfolio at March 31, 2005.
     Commercial real estate loans were $105.2 million or 31.9% of the loan portfolio as of March 31, 2006. This compares to $107.2 million or 35.3% as of December 31, 2005 and $74.5 million or 33.2% as of March 31, 2005. Loans in this category are generally amortizing over 15 to 25 year periods and carry adjustable rates which reset every one to five years, indexed against like-maturity Treasury instruments.
     The real estate construction component of our loan portfolio includes two distinct categories: commercial construction which will convert to commercial real estate loans (the smaller group) and residential construction loans to builders for resale (the larger group and the faster growth part of the portfolio). Overall, our construction loan portfolio grew 250% over the past year. This category totaled $104.2 million or 31.5% of our portfolio as of March 31, 2006, compared to $87.0 million and 28.6% of the portfolio as of December 31, 2005 and $41.6 million or 18.5% as of March 31, 2005.
     Residential real estate loans (home equity and fixed rate trusts) were $77.0 million or 23.3% of the loan portfolio as of March 31, 2006. This is an increase of $7.0 million, or 10.1% over the December 31, 2005 balance of $70.0 million and an increase of $9.6 million or 14.3% over the March 31, 2005 balance of $67.4 million. This category consists of two different loan types: home equity loans (“HELOCs”, which are secured by secondary financing on residential real estate) which represent the most significant portion of the category and first mortgage loans secured by single family residences not held for sale through Alliance Home Funding.
     Allowance for Loan Losses. The allowance for loan losses was $3.7 million at March 31, 2006, or 1.12% of loans outstanding, compared to $3.4 million or 1.12% of loans outstanding at December 31, 2005. (These ratios exclude loans held for sale.) In the first three months of 2006, we had net charge-offs of $(1) thousand compared to $20 thousand for the three months ended March 31, 2005. All charge-offs and recoveries were in the consumer loan category.
     In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by the organization, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing loans. After charging off all known losses which have been incurred in the loan portfolio, management considers the allowance for loan losses adequate to cover its estimate of probable losses. A more detailed discussion of the allowance for loan losses is contained in the critical accounting policies discussion earlier. In addition, we have a third party loan review performed at least once a year. This review covers the entire loan portfolio.
     Nonperforming Assets. A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to Bankshares. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Bankshares and general economic conditions. At March 31, 2006 and December 31, 2005, Bankshares had one nonaccruing loan of $204 thousand.

     Impaired Loans. As of March 31, 2006 and December 31, 2005, we had loans from borrowers that were recorded as “substandard,” “doubtful,” or “loss” on our internal loan watch list. The principal amount of these impaired loans was $506 thousand as of March 31, 2006 and $1.8 million as of December 31, 2005. We have allocated $101 thousand and $115 thousand, respectively, of our allowance for loan losses at March 31, 2006 and December 31, 2005 toward these specific loans.
     Deposits. We have made a special effort to obtain deposits from title and mortgage loan closing companies, which generally provide a good source of non-interest bearing deposits. We have developed products and services using available technology that meet the needs of these customers. The balances on deposit with us tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits. These deposits are subject to reduction during slow real estate markets. The housing market is soft now, and as a result, our title company balances are lower than typical. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis.
     We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At March 31, 2006, the deposit portfolio was $462.5 million, a $1.3 million increase over the December 31, 2005 level of $461.2 million. We have seen growth in several key categories over the periods compared. Key deposit categories, such as non-interest bearing deposits and NOW deposits have all grown in proportion to overall company growth. The effects of several deposit gathering and branching initiatives have allowed our deposit and customer base to continue to expand.
     From time to time, we gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow us to fund loan and investment growth with minimal sales efforts. At March 31, 2006, we had $88.3 million in such deposits, compared to $79.9 million as of December 31, 2005. The balance of the $88.3 million and $79.9 million consists of two types of “brokered” deposits. At March 31, 2006 and December 31, 2005, we had $10.0 million of brokered deposits that relate to a state government program and $78.3 million and $69.9 million, respectively, of brokered deposits that are part of a periodic marketing program by a licensed broker on our behalf. We have entered into a series of brokered deposits as part of a corporate initiative to extend the maturity of liabilities. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our mortgage banking unit, Alliance Home Funding. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. Customer repurchase agreements amounted to $31.1 million at March 31, 2006, compared to $37.7 million at December

31, 2005. Outstanding federal funds purchased as of March 31, 2006 were $14.0 million, as compared to outstanding federal funds purchased of $20.0 million at December 31, 2005.
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
     Liquidity. Our overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our liquidity is impacted by the general growth of Alliance Bank, growth of Alliance Home Funding, the growth of Alliance Insurance Agency, the national and local mortgage refinance market and the investment portfolio. We use a variety of tools to manage our liquidity. These include pricing on loans and deposits, purchase or sale of investments, brokered deposits, the sale or participation of loans, and rates and fees on home mortgages. In addition, we have a variety of credit facilities at our disposal. Our funding department monitors our overall position daily. We can and will draw upon federal funds lines with correspondent banks, reverse repurchase agreement lines with correspondent banks and use FHLB advances. Our deposit customers frequently have lower deposit balances in the middle of each month. The deposit balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our overall balance sheet growth.
     Our liquidity is directly impacted by Alliance Home Funding. As interest rates decline, mortgage refinances and home purchases increase. In addition to the impact of interest rate movements, Alliance Home Funding has been adding production personnel which we expect will increase loan originations and funding requirements. Alliance Bank provides a warehouse line of credit to Alliance Home Funding. The funds advanced on this line allow us to originate and hold mortgages until they are sold to third party investors. In the first three months of 2006, advances under this line of credit averaged $10.4 million, compared to $21.0 million for the period ended March 31, 2005. Our general liquidity management activities take into account current and expected warehouse line of credit needs.
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of March 31, 2006 was 8.06% compared to 7.64% on December 31, 2005.
     Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At March 31, 2006 and December 31, 2005 the entire amount was considered Tier I capital.
     Capital. Both Bankshares and Alliance Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $49.4 million as of March 31, 2006 and $48.6 million as of December 31, 2005. The increase in equity is primarily attributable to net income, which added $1.2 million to stockholders’ equity as of March 31, 2006. Book value per share was $10.26 as of March 31, 2006 as compared to $10.10 as of December 31, 2005.

     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Tier I Capital:
Common stock	$19,244	$19,244
Capital surplus	19,955	19,955
Retained earnings	14,374	13,218
Less: disallowed intangible assets and goodwill	(3,115)	(3,096)
Add: Qualifying Trust Preferred Capital Notes	10,000	10,000

Total tier I capital	60,458	59,321

Tier II Capital:
Allowance for loan losses	3,713	3,422
Trust Preferred Capital Notes	—	—

Total tier II capital	3,713	3,422

Total Risk Based Capital	$64,171	$62,743

Risk weighted assets	$393,492	$369,659

Quarterly average assets	$585,346	$595,857

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	15.4%	16.1%	4.0%
Total risk based capital ratio	16.3%	17.0%	8.0%
Leverage ratio	10.3%	10.0%	4.0%
Equity to assets ratio	8.1%	7.9%	N/A
     Bankshares is considered “well capitalized” as of March 31, 2006 and December 31, 2005.
     Bankshares’ ability to pay cash dividends is restricted by banking regulations. We have not declared or paid cash dividends since inception. It is our stated policy to retain earnings to support future organizational growth.

     The ratio of net income to average assets and average equity and certain other ratios are as follows:

	March 31,	December 31,
	2006	2005
	(dollars in thousands)
Average total assets	$588,461	$571,317

Average stockholders’ equity	$48,952	$47,224

Net income	$1,156	$4,058

Cash dividends declared	$—	$—

Return on average assets	0.80%	0.71%

Return on average stockholders’ equity	9.58%	8.59%

Average stockholders’ equity to average total assets	8.32%	8.27%

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
Contractual Obligations
     In the normal course of business, Bankshares has various outstanding contractual obligations that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.
      Alliance is expected to relocate the corporate headquarters in mid 2006. The relocation will have routine furniture, fixtures and equipment costs. The landlord has provided a buildout allowance that will cover the bulk of the tenant improvement costs.
     As of March 31, 2006, there have been no material changes outside the ordinary course of business in Bankshares’ contractual obligations disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Activities
     As of March 31, 2006, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement 140 (SFAS 156). SFAS 156 amends SFAS 140 with respect to separately recognized servicing assets and liabilities. SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.
     Adoption of SFAS 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements.
     Bankshares does not expect the adoption of SFAS 156 at the beginning of 2007 to have a material impact.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. We engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project is the development of a more in-depth ALM model that measures Net Interest Income (“NII”) and Economic Value of Equity (“EVE”) results on a monthly basis. The results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and as of the most recent model run (February 2006), we are in compliance with all policy metrics. The short term interest rate model (NII) indicates we are asset sensitive. The long term interest rate model (EVE) indicates a stable to slightly declining EVE in a rising interest rate environment.
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
     The ALM results for February 28, 2006 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 6.7%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 8.1%. The results in both a rising and declining interest rate environment are within the policy guidelines.
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
     The table below shows as of February 28, 2006 ALM model results under various interest rate shocks:

	February 28, 2006
Interest Rate Shocks	NII	EVE
-200 bp	(23.2)%	(3.1)%
-100 bp	(8.1)%	(0.5)%
+100 bp	6.7%	(0.8)%
+200 bp	12.5%	(2.9)%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $29.7 million, or 4.89% of total assets, at March 31, 2006. The negative gap suggests that the net interest margin will decrease in a market of rising interest rates, as liabilities will reprice faster than assets. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long term interest rate exposure. As an example, $203.5 million of the investment securities at March 31, 2006 are classified as five years due to the contractual maturity of the instruments. A significant portion of the securities are expected to provide cash flow within one to two years (the investment models suggest in excess of $48 million at base interest rates). The shifting of the cash flow to a more realistic measurement provides a significantly different picture of the interest sensitivity of the organization.
     The following table reflects our March 31, 2006 “static” interest rate gap position:

	March 31, 2006
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	1,985	—	106,005	97,541	205,531
Loans held for sale	14,502	—	—	—	14,502
Loans	173,838	23,692	107,241	25,511	330,282
Interest-bearing deposits	200	—	—	—	200
Federal funds sold	16,156	—	—	—	16,156

Total interest earning assets	206,681	23,692	213,246	123,052	566,671

Interest-bearing liabilities:
Interest-bearing demand deposits	50,922	—	—	—	50,922
Money market deposit accounts	28,639	—	—	—	28,639
Savings accounts & IRAs	5,123	—	—	—	5,123
Time deposits	20,943	63,980	54,745	42,696	182,364

Total interest-bearing deposits	105,627	63,980	54,745	42,696	267,048

FHLB Advances	—	35,000	3,000	—	38,000
Repos	31,073	—	—	—	31,073
Other borrowings	14,098	—	—	—	14,098
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	161,108	98,980	57,745	42,696	360,529

Period Gap	$45,573	$(75,288)	$155,501	$80,356	$206,142

Cumulative Gap	$45,573	$(29,715)	$125,786	$206,142	$206,142

Cumulative Gap / Total Assets	7.49%	-4.89%	20.68%	33.89%	33.89%

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of March 31, 2006.
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
     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
     There have been no material changes to the risk factors as previously disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
2.2	Stock Purchase Agreement dated October 6, 2005, by and between Thomas P. Danaher, Thomas P. Danaher and Company, Inc. and Alliance Bank Corporation (incorporated by reference to Exhibit 10.9 to Form 8-K filed October 12, 2005).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.1 to Form 8-K12g-3 filed August 21, 2002).

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 filed August 21, 2002).

10.7*	Base Salaries of Named Executive Officers (incorporated by reference to Exhibit 10.7 to Form 10-K filed March 31, 2006).

10.8*	Non-Employee Director Compensation (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 31, 2006).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

*	Management Contracts

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

May 15, 2006	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr.
President & CEO
(principal executive officer)

May 15, 2006	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President & CFO
(principal financial and accounting officer)