Form 10-Q
period 2006-06-30
ALLIANCE BANKSHARES CORP
filed 2006-08-14
CIK 1181001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-49976

ALLIANCE BANKSHARES CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	46-0488111
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
14200 Park Meadow Drive, Suite 200 South, Chantilly, Virginia 20151
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
Yes ☐ No ☑

     As of August 10, 2006 the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 5,532,977.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
June 30, 2006, December 31, 2005 and June 30, 2005
(Dollars in thousands)

	June	December	June
	30,	31,	30,
	2006	2005	2005
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$26,929	$25,224	$40,783
Federal funds sold	42,370	37,522	136,484
Investment securities available-for-sale, at fair value	205,311	228,691	232,329
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	11,655	5,936	19,981
Loans, net of allowance for loan losses of $4,088, $3,422 and $2,868	362,731	300,806	253,699
Premises and equipment, net	2,638	1,952	2,252
OREO	223	—	—
Accrued interest and other assets	12,625	11,254	6,408

TOTAL ASSETS	$664,582	$611,485	$692,036

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$215,612	$185,877	$267,230
Savings and NOW deposits	58,176	52,235	50,519
Money market deposits	22,250	24,422	26,727
Other time deposits	184,520	198,644	200,259

Total deposits	480,558	461,178	544,735

Repurchase agreements, federal funds purchased and other borrowings	83,623	58,089	66,430
Federal Home Loan Bank advances	38,000	30,000	20,000
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	2,747	3,297	1,976
Commitments and contingent liabilities	—	—	—

Total liabilities	615,238	562,874	643,451

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,532,977, 4,811,050 and 4,796,050 shares issued and outstanding at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.	22,132	19,244	19,184
Capital surplus	28,911	19,955	19,870
Retained earnings	4,064	13,218	10,919
Accumulated other comprehensive loss, net:
Net unrealized loss on available-for-sale securities	(5,763)	(3,806)	(1,388)

Total stockholders’ equity	49,344	48,611	48,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$664,582	$611,485	$692,036

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2006 and 2005
(Dollars in thousands, except for per share data)

	2006	2005
INTEREST INCOME:
Loans	$7,281	$4,222
Investment securities	2,362	2,373
Federal funds sold	142	367

Total interest income	9,785	6,962

INTEREST EXPENSE:
Savings and NOW deposits	159	129
Other time deposits	2,008	1,486
Money market deposits	175	147
Borrowings	1,897	836

Total interest expense	4,239	2,598

Net interest income	5,546	4,364

Provision for loan losses	375	365

Net interest income after provision for loan losses	5,171	3,999

OTHER INCOME:
Deposit account service charges	62	41
Gain on loan sales	1,201	1,159
Insurance commissions	396	—
Net gain (loss) on sale of available-for-sale securities	(29)	22
Other operating income	41	75

Total other income	1,671	1,297

OTHER EXPENSES:
Salaries and employee benefits	2,557	1,973
Occupancy expense	417	363
Equipment expense	241	247
Operating expenses	1,534	1,353

Total other expenses	4,749	3,936

INCOME BEFORE INCOME TAXES	2,093	1,360

Income tax expense	693	271

NET INCOME	$1,400	$1,089

Net income per common share, basic *	$0.25	$0.20

Net income per common share, diluted *	$0.24	$0.19

Weighted average number of shares, basic *	5,532,708	5,515,458

Weighted average number of shares, diluted *	5,932,774	5,847,229

See Notes to Unaudited Consolidated Financial Statements.

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2006 and 2005
(Dollars in thousands, except for per share data)

	2006	2005
INTEREST INCOME:
Loans	$13,467	$7,846
Investment securities	4,808	4,528
Federal funds sold	283	570

Total interest income	18,558	12,944

INTEREST EXPENSE:
Savings and NOW deposits	303	241
Other time deposits	3,723	2,772
Money market deposits	329	266
Borrowings	3,699	1,421

Total interest expense	8,054	4,700

Net interest income	10,504	8,244

Provision for loan losses	665	577

Net interest income after provision for loan losses	9,839	7,667

OTHER INCOME:
Deposit account service charges	102	90
Gain on loan sales	2,266	1,783
Insurance commissions	927	—
Net loss on sale of available-for-sale securities	(101)	(5)
Other operating income	100	149

Total other income	3,294	2,017

OTHER EXPENSES:
Salaries and employee benefits	5,152	3,919
Occupancy expense	794	659
Equipment expense	495	434
Operating expenses	2,883	2,615

Total other expenses	9,324	7,627

INCOME BEFORE INCOME TAXES	3,809	2,057

Income tax expense	1,253	298

NET INCOME	$2,556	$1,759

Net income per common share, basic *	$0.46	$0.32

Net income per common share, diluted *	$0.43	$0.30

Weighted average number of shares, basic *	5,532,708	5,515,302

Weighted average number of shares, diluted *	5,921,531	5,858,316

See Notes to Unaudited Consolidated Financial Statements.

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2006 and 2005
(Dollars in thousands, except for per share data)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders'
	Stock	Surplus	Earnings	Loss	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2004	$19,173	$19,855	$9,160	$(1,566)		$46,622

COMPREHENSIVE INCOME:

Net income	—	—	1,759	—	$1,759	1,759
Other comprehensive income, net of tax:
unrealized holding gains on securities available-for-sale, net of tax of $91	—	—	—	—	175	—
Add: reclassification adjustment, net income taxes of $2	—	—	—	—	3	—

Other comprehensive income, net of tax	—	—	—	178	178	178

Total comprehensive income	—	—	—	—	$1,937	—

Exercise of stock options	11	15	—	—		26

BALANCE, JUNE 30, 2005	$19,184	$19,870	$10,919	$(1,388)		$48,585

BALANCE, DECEMBER 31, 2005	$19,244	$19,955	$13,218	$(3,806)		$48,611

COMPREHENSIVE INCOME:

Net income	—	—	2,556	—	$2,556	2,556
Other comprehensive income (loss), net of tax:
unrealized holding (loss) on securities available-for-sale, net of tax of $(1,042)	—	—	—	—	(2,024)	—
Add: reclassification adjustment, net income taxes of $34	—	—	—	—	67	—

Other comprehensive income (loss), net of tax	—	—	—	(1,957)	(1,957)	(1,957)

Total comprehensive income	—	—	—	—	$599	—

Stock dividend in the form of a three-for-twenty stock split	2,888	8,822	(11,710)	—		—
Stock-based compensation expense	—	134	—	—		134

BALANCE, JUNE 30, 2006	$22,132	$28,911	$4,064	$(5,763)		$49,344

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2006 and 2005
(Dollars in thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,556	$1,759
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	654	67
Provision for loan losses	665	577
Origination of loans held for sale	(107,529)	(107,652)
Proceeds from sale of loans held for sale	104,076	114,200
Gain on loan sales	(2,266)	(1,783)
Stock-based compensation expense	134	—
Loss on sale of securities available-for-sale and trading	101	5
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(586)	(334)
Other liabilities	(550)	231

Net cash provided by (used in) operating activities	(2,745)	7,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(4,848)	(135,345)
Purchase of securities available-for-sale	(31,384)	(69,438)
Proceeds from sale of securities available-for-sale	38,821	29,230
Proceeds from calls and maturities of securities available-for-sale	—	2,000
Paydowns on securities available-for-sale	12,577	15,489
Net increase in loans	(62,590)	(47,372)
Purchase of premises and equipment	(1,040)	(466)

Net cash (used in) investing activities	(48,464)	(205,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from:
Non-interest bearing deposits	29,735	138,943
Savings and NOW deposits	5,941	13,485
Money market deposits	(2,172)	(1,096)
Other time deposits	(14,124)	37,712
Repurchase agreements, federal funds purchased and other borrowings	25,534	21,078
FHLB Advances	8,000	—
Proceeds from exercise of stock options	—	26

Net cash provided by financing activities	52,914	210,148

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,705	11,316

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,224	29,467

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,929	$40,783

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. General
     Alliance Bankshares Corporation (Bankshares) is a bank holding company that conducts substantially all of its operations through its subsidiaries. Alliance Bank Corporation (the Bank) is state-chartered and a member of the Federal Reserve System. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in Northern Virginia.
     In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originates residential mortgages for subsequent sale. AHF does not maintain the servicing rights on mortgages sold.
     On June 26, 2003, Alliance Virginia Capital Trust I, a Delaware statutory trust and a subsidiary of Bankshares, was formed for the purpose of issuing trust preferred capital securities with the proceeds to be utilized by Bankshares.
     On November 15, 2005, the Bank formed Alliance Insurance Agency (AIA) through the acquisition of Danaher Insurance Agency. AIA is a wholly-owned insurance subsidiary of the Bank and sells a wide array of insurance and financial products.
     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of June 30, 2006, December 31, 2005 and June 30, 2005, the results of operations for the three and six month periods ended June 30, 2006 and 2005, and cash flows for the six month periods ended June 30, 2006 and 2005. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Operating results for the three month and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of full year financial results.
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
     Included within compensation and employee benefits expense for the three months ended June 30, 2006 is $69 thousand of stock-based compensation. As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $134 thousand ($121 thousand after tax), which had a $.03 impact on basic earnings per share and a $.02 impact on diluted earnings per share for both the three months ended June 30, 2006 and the six months ended June 30, 2006.
     The following illustrates the effect on net income and earnings per share if Bankshares had applied the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), prior to January 1, 2006.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2005	2005
	(dollars in thousands, except per share amounts)
Net income, as reported	$1,089	$1,759
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(874)	(969)

Pro forma net income	$215	$790

Basic earnings per share:
As reported *	$0.20	$0.32

Pro forma *	$0.03	$0.14

Diluted earning per share:
As reported *	$0.19	$0.30

Pro forma *	$0.03	$0.14

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.
     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005: price volatility of 23.83%, risk-free interest rates of 3.45%, dividend rate of 0.00% and expected lives up to 10 years. The weighted average assumptions for grants in 2006 were: price volatility of 21.76%, risk-free interest rates of 4.82%, dividend rate of 0.00% and expected lives up to 5 years.

     Stock option plan activity for the six months ended June 30, 2006 is summarized below:

			Weighted	Value of
		Weighted	Average	Unexercised
		Average	Remaining	In-The-Money
	Number of	Exercise	Contractual	Options
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1,	862,255	$6.17
Granted	5,175	16.28
Forfeited	—	—
Exercised	—	—

Outstanding at June 30,	867,430	$6.23	5.9	$6,555

Exercisable at June 30,	680,081	$7.86	5.9	$5,808

     As of June 30, 2006, there was $639 thousand of total unrecognized compensation expense related to nonvested options, which will be recognized over the remaining requisite service period.
     Prior to the adoption of SFAS 123R, Bankshares presented the benefit of all tax deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as financing cash flow, rather than as an operating cash flow. No options were exercised during the six months ended June 30, 2006.
     On May 25, 2006 the Board of Directors of Bankshares declared a three-for-twenty stock split in the form of a 15% stock dividend. Each shareholder received three additional shares for every twenty shares of stock held on the record date. The stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006. In total, 721,927 additional shares were issued pursuant to the stock dividend. All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split.

2. Investment Securities
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at June 30, 2006 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$60,400	$—	$(3,700)	$56,700
U.S. Government Agency CMOs & PCMOs	100,277	—	(3,439)	96,838
U.S. Government Agency MBS	29,297	—	(1,104)	28,193
Municipal Securities	17,855	—	(488)	17,367
Restricted Stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	4,957	—	—	4,957

Total Available-for-Sale Securities	$214,042	$—	$(8,731)	$205,311

Held-to-Maturity Securities:
Certificate of Deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2005 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$69,728	$—	$(2,500)	$67,228
U.S. Government Agency CMOs & PCMOs	112,662	7	(2,220)	110,449
U.S. Government Agency MBS	34,192	3	(757)	33,438
Municipal Securities	13,411	3	(302)	13,112
Restricted Stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,208	—	—	3,208

Total Available-for-Sale Securities	$234,457	$13	$(5,779)	$228,691

Held-to-Maturity Securities:
Certificate of Deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The following tables present the aggregate amount of unrealized loss in investment securities as of June 30, 2006 and December 31, 2005. The aggregate is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	June 30, 2006
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. Government Corporations & Agencies	$1,669	$(63)	$55,031	$(3,637)	$56,700	$(3,700)
U.S. Government Agency CMOs & PCMOs	23,564	(796)	73,274	(2,643)	$96,838	$(3,439)
U.S. Government Agency MBS	1,521	(23)	26,672	(1,081)	$28,193	$(1,104)
Municipal Securities	2,374	(95)	7,038	(393)	$9,412	$(488)

Total temporarily impaired investment securities:	$29,128	$(977)	$162,015	$(7,754)	$191,143	$(8,731)

     As of June 30, 2006, 117 investment securities have an unrealized loss totaling $(8.7) million. They are comprised of the following: 28 U.S. Government Agency Securities, 52 U.S. Government Agency and Private Label CMOs, 16 U.S. Government Agency MBS, and 21 Municipal Securities. The investment securities are obligations of entities that are excellent credit risks. The impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
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

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. Government Corporations & Agencies	$13,359	$(170)	$52,669	$(2,330)	$66,028	$(2,500)
U.S. Government Agency CMOs & PCMOs	63,059	(1,126)	45,016	(1,094)	$108,075	$(2,220)
U.S. Government Agency MBS	14,492	(201)	17,143	(556)	$31,635	$(757)
Municipal Securities	1,556	(16)	10,472	(286)	$12,028	$(302)

Total temporarily impaired investment securities:	$92,466	$(1,513)	$125,300	$(4,266)	$217,766	$(5,779)

3. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	June 30,		December 31,
	2006		2005
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Real estate:
Residential real estate	$83,125	22.7%	$69,957	23.0%
Commercial real estate	112,721	30.6%	107,200	35.2%
Construction	122,397	33.4%	87,046	28.6%

Total real estate	318,243		264,203
Commercial	46,087	12.6%	37,131	12.2%
Consumer	2,629	0.7%	2,957	1.0%
Other	220	0.1%	274	0.1%

Gross loans	367,179		304,565
Less: unearned discount & fees	(360)	-0.1%	(337)	-0.1%

Subtotal	366,819	100.0%	304,228	100.0%

Less: allowance for loan losses	(4,088)		(3,422)

Net loans	$362,731		$300,806

4. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2006	2005	2005
	(dollars in thousands)
Balance, beginning of period	$3,422	$2,300	$2,300
Provision for loan losses	665	1,142	577
Loans charged off	(3)	(25)	(10)
Recoveries of loans charged off	4	5	1

Net charge offs	1	(20)	(9)

Balance, end of period	$4,088	$3,422	$2,868

     The following table shows impaired loans as of the dates indicated and the allowance provided for such loans:

	June 30,	December 31,
	2006	2005
	(dollars in thousands)
Impaired loans for which an allowance has been provided	$1,292	$1,830

Total impaired loans	$1,292	$1,830

Allowance provided for impaired loans, included in the allowance for loan losses	$175	$115

     The following table shows other real estate owned as of the dates indicated:

	June 30,	December 31,
	2006	2005
	(dollars in thousands)
Other Real Estate Owned (OREO)	$223	$—

5. Long Term Federal Home Loan Bank Advances
     Bankshares has a variety of advances (fixed, floating and convertible) totaling $38.0 million and $30.0 million at June 30, 2006 and December 31, 2005, from the Federal Home Loan Bank of Atlanta (FHLB) that mature through 2011 and 2021, respectively. At June 30, 2006, the advances had interest rates ranging from 3.89% to 4.52%.
     The contractual maturities of the current long-term FHLB advances are as follows for the periods indicated:

	June 30,	December 31,
	2006	2005
	(dollars in thousands)
2006	$—	$10,000
2008	10,000	10,000
2009	—	7,000
2011	3,000	3,000
2021	25,000	—

Total	$38,000	$30,000

     On July 5, 2006, the FHLB advance maturing in 2011 was called by the Federal Home Loan Bank of Atlanta.
6. Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The trust also issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 8.48% on June 30, 2006 and 7.64% on December 31, 2005.

7. Earnings Per Share
     The following shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.
     All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

	2006		2005
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount

Three Months Ended June 30,
Basic earnings per share	5,532,708	$0.25	5,515,458	$0.20

Effect of dilutive securities, stock options	400,066		331,771

Diluted earnings per share	5,932,774	$0.24	5,847,229	$0.19

Net Income utilized in the earnings per share calculations above:	$1,400,000		$1,089,000

	2006		2005

Six Months Ended June 30,
Basic earnings per share	5,532,708	$0.46	5,515,302	$0.32

Effect of dilutive securities, stock options	388,823		343,014

Diluted earnings per share	5,921,531	$0.43	5,858,316	$0.30

Net Income utilized in the earnings per share calculations above:	$2,556,000		$1,759,000

     Average shares of 120,750 and 194,983 have been excluded from the calculation from the six months ended June 30, 2006 and June 30, 2005, respectively, because their effects were anti-dilutive.

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
     The following tables present segment information for the three and six month periods ended June 30, 2006 and 2005:

SEGMENT REPORTING

	For the Three Months Ended
	June 30, 2006
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$9,790	$183	$—	$(188)	$9,785
Gain on sale of loans	—	1,201	—	—	1,201
Insurance commissions	—	—	396	—	396
Other	69	5	—	—	74

Total operating income	9,859	1,389	396	(188)	11,456

Expenses:
Interest expense	4,239	188	—	(188)	4,239
Provision for loan loss	375	—	—	—	375
Salaries and employee benefits	1,303	1,064	190	—	2,557
Other	1,789	328	75	—	2,192

Total operating expenses	7,706	1,580	265	(188)	9,363

Income before income taxes	$2,153	$(191)	$131	$—	$2,093

Total assets	$664,302	$14,585	$575	$(14,880)	$664,582

Capital expenditures	$43	$59	$—	$—	$102

	For the Three Months Ended
	June 30, 2005
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$6,959	$243	$—	$(240)	$6,962
Gain on sale of loans	—	1,159	—	—	1,159
Other	131	7	—	—	138

Total operating income	7,090	1,409	—	(240)	8,259

Expenses:
Interest expense	2,598	240	—	(240)	2,598
Provision for loan loss	365	—	—	—	365
Salaries and employee benefits	1,170	803	—	—	1,973
Other	1,539	424	—	—	1,963

Total operating expenses	5,672	1,467	—	(240)	6,899

Income before income taxes	$1,418	$(58)	$—	$—	$1,360

Total assets	$690,255	$25,873	$—	$(24,092)	$692,036

Capital expenditures	$49	$53	$—	$—	$102

SEGMENT REPORTING

	For the Six Months Ended
	June 30, 2006
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$18,570	$319	$—	$(331)	$18,558
Gain on sale of loans	—	2,266	—	—	2,266
Insurance commissions	—	—	927	—	927
Other	95	6	—	—	101

Total operating income	18,665	2,591	927	(331)	21,852

Expenses:
Interest expense	8,054	331	—	(331)	8,054
Provision for loan loss	665	—	—	—	665
Salaries and employee benefits	2,656	2,114	382	—	5,152
Other	3,363	660	149	—	4,172

Total operating expenses	14,738	3,105	531	(331)	18,043

Income before income taxes	$3,927	$(514)	$396	$—	$3,809

Total assets	$664,302	$14,585	$575	$(14,880)	$664,582

Capital expenditures	$908	$115	$17	$—	$1,040

	For the Six Months Ended
	June 30, 2005
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$13,002	$470	$—	$(528)	$12,944
Gain on sale of loans	—	1,783		—	1,783
Other	224	10	—	—	234

Total operating income	13,226	2,263	—	(528)	14,961

Expenses:
Interest expense	4,700	528		(528)	4,700
Provision for loan loss	577	—		—	577
Salaries and employee benefits	2,352	1,567		—	3,919
Other	3,032	676	—	—	3,708

Total operating expenses	10,661	2,771	—	(528)	12,904

Income before income taxes	$2,565	$(508)	$—	$—	$2,057

Total assets	$690,255	$25,873	$—	$(24,092)	$692,036

Capital expenditures	$163	$303	$—	$—	$466

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
     All share amounts and dollar amounts per share in the following discussion have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.
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
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Anticipated growth of our insurance company;

•	Assumptions used within our ALM process and NII / EVE models;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. Metropolitan region;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our use of technology or the use of technology by key competitors;

•	Competitive factors within the financial services industry;

•	Changes in regulatory requirements and/or restrictive banking legislation; and

•	Other factors described from time to time in our Securities and Exchange Commission filings.
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
Critical Accounting Policies
     Bankshares’ financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our financial statements could change.
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
Goodwill
     Bankshares adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS142), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Based on the results of these tests, Bankshares concluded that there was no impairment, and no write-downs were recorded. Additionally, under SFAS 142, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. The costs of other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.
Overview
     Bankshares’ primary financial goals are to maximize earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. Bankshares tracks the performance of our three principal business activities in order to assess the level of success in achieving these goals: commercial banking, mortgage banking, and our insurance agency. In addition to these principal business activities, Bankshares also tracks a series of primary performance measures: return on average assets (ROA), return on average equity (ROE) and growth in earnings.
Principal Business Activities. An overview of the financial results for each of Bankshares’ principal segments is presented below. A more detailed discussion is included in “Results of Operations.”
     Banking: The Bank’s pre-tax income was $3.9 million for the six months ended June 30, 2006 compared to $2.6 million for the same period in the prior year. This increase is directly attributable to the growth in interest income on loans, which grew from $4.2 million for the three months ended June 30, 2005 to $7.3 million for the three months ended June 30, 2006, an increase of 3.1 million, or 72.5%. For the six months ended June 30, 2006, interest income on loans was $13.5 million compared to $7.8 million as of June 30, 2005, an increase of $5.7 million or 71.6%.
     Total deposits amounted to $480.6 million as of June 30, 2006, compared to $461.2 million in total deposits as of December 31, 2005. Included in this growth are non-interest bearing deposits, which were $215.6 million as of June 30, 2006, up $29.7 million above the December 31, 2005 level of $185.9 million.
     The Bank is considered “well capitalized”, as stockholders’ equity amounted to $49.3 million as of June 30, 2006 and $48.6 million as of December 31, 2005.
     The Bank continues to expand its commercial banking team by hiring seasoned commercial bankers. In hiring additional staff, the Bank will be able to expand its profile as one of the top commercial lenders in our area.
     Mortgage Banking: Gains on the sale of loans for our mortgage banking unit, AHF, was $2.3 million, an increase of $483 thousand for the six month period ended June 30, 2006 compared to $1.8 million for June 30, 2005. As of June 30, 2006, loans held for sale were $11.7 million compared to $5.9 million at December 31, 2005, and $20.0 million at June 30, 2005. The amount of loans originated was $107.5 million for the six months ended June 30, 2006 compared to $107.7 million for the six months ended June 30, 2005. Pre-tax income (loss) was $(514) thousand for the first six months of 2006, compared to a pre-tax loss of $(508) thousand in the first six months of 2005. Future earnings of the mortgage banking segment may be negatively affected if the upward trend in interest rates continues and there are fewer new and resale home sales and loan refinancings.
     Insurance Agency: Bankshares’ insurance agency continues to contribute strong earnings for the year. Pre-tax income for AIA was $396 thousand for the six months ended June 30, 2006. Commission revenues for the three month period ended June 30, 2006 were $396 thousand. For the six month period ended June 30, 2006 commission revenues totaled $927 thousand.

Financial Performance Measures. Bankshares’ net income for the three month period ended June 30, 2006, amounted to $1.4 million compared to $1.1 million for the same period in the prior year. The basic earnings per share were $.25 for the three months ended June 30, 2006 compared to the prior year earnings of $.20 per common share. The diluted earnings per share were $.24 for the three months ended June 30, 2006 compared to the prior year diluted earnings of $.19 per common share. Weighted average diluted shares outstanding were 5,932,774 for the three months ended June 30, 2006 compared to the prior year weighted average diluted shares outstanding of 5,847,229.
     For the six month period ended June 30, 2006 Bankshares’ net income amounted to $2.6 million compared to $1.8 million for the same period in the prior year. The basic earnings per share were $.46 in the six months ended June 30, 2006 compared to the prior year earnings of $.32 per common share. The diluted earnings per share were $.43 in the six months ended June 30, 2006 compared to the prior year diluted earnings of $.30 per common share. Weighted average diluted shares outstanding were 5,921,531 in the six months ended June 30, 2006 compared to the prior year weighted average diluted shares outstanding of 5,858,316.
     ROE on an annualized basis during the three months ended June 30, 2006 was 11.30% compared to 9.27% for the same period in 2005. ROA on an annualized basis for the three months ended June 30, 2006 was .91% compared to .75% for the same period of 2005. Net interest margin was 3.86% for the three months ended June 30, 2006 compared to 3.32% for the three months ended June 30, 2005.
     ROE on an annualized basis during the six months ended June 30, 2006 was 10.45% compared to 7.55% for the same period in 2005. ROA on an annualized basis for the six months ended June 30, 2006 was .86% compared to .65% for the same period of 2005. Net interest margin was 3.75% for the six months ended June 30, 2006 compared to 3.34% for the six months ended June 30, 2005.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended June 30, 2006 was $5.6 million compared to $4.5 million for the same period in 2005. This represents an increase of 24.3% over the net interest income earned in the same period in 2005. The increase in net interest income is directly attributable to the significant asset growth that has occurred in our loan portfolio. Loan interest income increased $3.1 million to $7.3 million in the three months ended June 30, 2006 compared to $4.2 million for the same period in 2005.
     Net interest income (on a fully tax equivalent basis) for the six months ended June 30, 2006 was $10.6 million compared to $8.5 million for the same period in 2005. This represents an increase of 24.5% over the net interest income earned in the same period in 2005. As previously stated, the increase in net interest income is directly attributable to the significant asset growth that has occurred in our loan portfolio. Loan interest income increased $5.7 million to $13.5 million in the six months ended June 30, 2006 compared to $7.8 million for the same period in 2005.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended June 30,
		2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$363,743	$7,281	8.03%	$259,609	$4,222	6.52%
Investment securities	204,915	2,399	4.70%	230,294	2,502	4.36%
Federal funds sold	11,652	142	4.89%	52,984	367	2.78%

Total interest earning assets	580,310	9,822	6.79%	542,887	7,091	5.24%
Non-interest earning assets:
Cash and due from banks	21,304			28,290
Premises and equipment	2,882			2,335
Other assets	13,745			8,411
Less: allowance for loan losses	(3,871)			(2,625)

Total non-interest earning assets	34,060			36,411

Total Assets	$614,370			$579,298

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$38,923	$142	1.46%	$38,485	$116	1.21%
Money market deposit accounts	25,074	175	2.80%	34,092	146	1.72%
Savings accounts	4,594	17	1.48%	4,336	14	1.30%
Time deposits	185,456	2,008	4.34%	192,320	1,486	3.10%

Total interest-bearing deposits	254,047	2,342	3.70%	269,233	1,762	2.62%
FHLB Advances	38,000	303	3.20%	20,000	163	3.27%
Other borrowings	126,615	1,594	5.05%	77,274	673	3.49%

Total interest-bearing liabilities	418,662	4,239	4.06%	366,507	2,598	2.84%

Non-interest bearing liabilities:
Demand deposits	141,226			159,248
Other liabilities	4,784			6,407

Total liabilities	564,672			532,162
Stockholders’ Equity	49,698			47,136

Total Liabilities and Stockholders’ Equity	$614,370			$579,298

Interest Spread (3)			2.73%			2.40%

Net Interest Margin (4)
		$5,583	3.86%		$4,493	3.32%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had one nonaccruing loan in 2006 of $204 thousand and no nonaccruing loans in 2005. The 2006 average balance included in the loans above was $107 thousand.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilites.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Six Months Ended June 30,
		2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$345,579	$13,467	7.86%	$248,254	$7,846	6.37%
Investment securities	209,570	4,874	4.69%	220,225	4,773	4.37%
Federal funds sold	12,584	283	4.54%	43,448	570	2.65%

Total interest earning assets	567,733	18,624	6.62%	511,927	13,189	5.20%
Non-interest earning assets:
Cash and due from banks	21,937			25,243
Premises and equipment	2,566			2,292
Other assets	12,986			7,840
Less: allowance for loan losses	(3,708)			(2,505)

Total non-interest earning assets	33,781			32,870

Total Assets	$601,514			$544,797

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$37,717	$269	1.44%	$36,918	$214	1.17%
Money market deposit accounts	25,158	329	2.64%	33,592	266	1.60%
Savings accounts	4,630	34	1.48%	4,371	27	1.25%
Time deposits	183,946	3,723	4.08%	182,594	2,772	3.06%

Total interest-bearing deposits	251,451	4,355	3.49%	257,475	3,279	2.57%
FHLB Advances	33,768	519	3.10%	20,000	307	3.10%
Other borrowings	125,452	3,180	5.11%	72,110	1,114	3.12%

Total interest-bearing liabilities	410,671	8,054	3.95%	349,585	4,700	2.71%

Non-interest bearing liabilities:
Demand deposits	136,748			143,238
Other liabilities	4,767			5,014

Total liabilities	552,186			497,837
Stockholders’ Equity	49,328			46,960

Total Liabilities and Stockholders’ Equity	$601,514			$544,797

Interest Spread (3)			2.66%			2.49%

Net Interest Margin(4)		$10,570	3.75%		$8,489	3.34%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had one nonaccruing loan in 2006 for $204 thousand and no nonaccruing loans in 2005. The 2006 average balance included in the loans above was $155 thousand.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilites.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $363.7 million for the three months ended June 30, 2006 compared to $259.6 million for the same period in 2005. The related interest income from loans was $7.3 million in 2006 compared to $4.2 million in 2005. The average yield on loans increased from 6.52% in 2005 to 8.03% in 2006. This increase reflects the overall growth of the loan portfolio and the recent increases in the prime interest rate.
     Average loan balances (including loans held for sale) were $345.6 million for the six months ended June 30, 2006 compared to $248.3 million for the same period in 2005. The related interest income from loans was $13.5 million in 2006 compared to $7.8 million in 2005. The average yield on loans increased from 6.37% in 2005 to 7.86% in 2006. This increase reflects the overall growth of the loan portfolio and the numerous increases we have seen in the prime rate over the past six months.
     The investment securities income of $2.4 million (on a fully taxable equivalent basis) brought the interest income level to $9.8 million for the three months ended June 30, 2006. This represents an increase of $2.7 million over the 2005 level of $7.1 million. The tax equivalent yield on investment securities for the three months ended June 30, 2006 was 4.70%, which is 34 basis points higher than the three months ended June 30, 2005 level of 4.36%.
     The investment securities income of $4.9 million (on a fully taxable equivalent basis) brought the interest income level to $18.6 million for the six months ended June 30, 2006. This represents an increase of $5.4 million over the 2005 level of $13.2 million. The tax equivalent yield on investment securities for the six months ended June 30, 2006 was 4.69%, which is 32 basis points higher than the six months ended June 30, 2005 level of 4.37%.
     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $142 thousand to interest income in the three month period ended June 30, 2006 compared to $367 thousand for the same period in 2005.
     For the six month period ended June 30, 2006 federal funds sold contributed $283 thousand to interest income compared to $570 thousand for the same period in 2005.
     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $418.7 million in three months ended June 30, 2006, which was $52.2 million greater than the 2005 level of $366.5 million.
     On a year to date basis, average interest-bearing funding sources (deposit and purchased funds) grew to $410.7 million in 2006, which was $61.1 million greater than the 2005 level of $349.6 million.
     Interest expense for all interest-bearing liabilities amounted to $4.2 million in the second quarter of 2006, which was $1.6 million greater than the 2005 level of $2.6 million. Cost of interest-bearing liabilities for the second quarter 2006 was 4.06% or 122 basis points higher than the 2005 level of 2.84%.
     Interest expense for all interest-bearing liabilities amounted to $8.1 million in the first six months of 2006, which was $3.4 million greater than the 2005 level of $4.7 million. Cost of interest-bearing liabilities for the first six months 2006 was 3.95% or 124 basis points higher than the 2005 level of 2.71%. The reason for this increase is the increase in our deposit base.

     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Volume and Rate Analysis
(dollars in thousands)

	Six Months Ended June 30,
	2006 compared to 2005
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Investments	$101	$(197)	$298
Loans	5,621	3,520	2,101
Federal funds sold	(287)	(405)	118

Total Increase in Interest Income	5,435	2,918	2,517

Interest-Bearing Liabilities:
Interest-bearing deposits	1,076	(12)	1,088
Purchased funds	2,278	1,321	957

Total Increase in Interest Expense	3,354	1,309	2,045

Increase in Net Interest Income	$2,081	$1,609	$472

     A key driver of our expanded net interest margin is the increased loan volume. As seen in the table above, loan interest income has increased by $5.6 million due primarily to the additional loan balances.
     Non-interest Income. Non-interest income amounted to $1.7 million during the three months ended June 30, 2006, an increase of $374 thousand from the 2005 level of $1.3 million. The primary source of non-interest income is gains on the sale of residential mortgage loans through Alliance Home Funding. Bankshares earned $1.2 million on the sale of mortgage loans in the three months ended June 30, 2006 and June 30, 2005.
     Another source of non-interest income is net gains on the sale of investment securities. Bankshares lost $(29) thousand on the sale of investment securities in the second quarter of 2006, compared to a gain of $22 thousand in the second quarter of 2005. As we reposition our portfolio, this income source has become more modest over the past year.
     Non-interest income amounted to $3.3 million during the six months ended June 30, 2006, an increase of $1.3 million from the 2005 level of $2.0 million. The primary source of non-interest income is gains on the sale of residential mortgage loans through

AHF. Bankshares earned $2.3 million on the sale of mortgage loans during the six months ended June 30, 2006, an increase of $483 thousand over the six months ended June 30, 2005 amount of $1.8 million.
     Bankshares lost $(101) thousand on the sale of investment securities in the first six months of 2006, compared to a loss of $(5) thousand in the first six months of 2005.
     AIA is another source of our non-interest income. Commission revenues added $396 thousand dollars in operating income for the second quarter of 2006, and $927 thousand for the first six months of 2006.
     Non-interest Expense. Non-interest expense in the three months ended June 30, 2006 amounted to $4.7 million compared to the 2005 level of $3.9 million. Salary and benefits expense for the three months ended June 30, 2006 was $2.6 million, or $584 thousand higher than the June 30, 2005 level of $2.0 million. Occupancy and furniture and equipment costs for the three months ended June 30, 2006 were up $48 thousand over the 2005 level of $610 thousand. These increases can be partially attributed to the addition of AIA, which was acquired in November of 2005. Other operating expenses were $1.5 million for the three months ended June 30, 2006, an increase of $181 thousand over the three months ended June 30, 2005.
     Non-interest expense for the six months ended June 30, 2006 amounted to $9.3 million compared to the 2005 level of $7.6 million. Salary and benefits expense for the six months ended June 30, 2006 was $5.2 million, or $1.3 million higher than the June 30, 2005 level of $3.9 million. Occupancy and furniture and equipment costs for the six months ended June 30, 2006 were up $196 thousand over the 2005 level of $1.1 million. These increases can be partially attributed to the addition of AIA, which was acquired in November of 2005. Other operating expenses were $2.9 million for the six months ended June 30, 2006, an increase of $268 thousand over the six months ended June 30, 2005.
     Alliance Home Funding. For the first six months of 2006, gains on sale of loans were $2.3 million, compared to $1.8 million for the first six months of 2005. Mortgage loan originations for the first six months of 2006 were $107.5 million, compared to $107.7 million for 2005. Proceeds from the sale of loans held for sale were $104.1 million and $114.2 million for the six months ended June 30, 2006 and June 30, 2005, respectively. As of June 30, 2006, AHF had commitments to extend credit totaling $1.8 million.
     Increased gains on sale of loans were also realized due to improved operational efficiency and more timely delivery of loans to investors. Our production staffing level for the first six months in 2006 was higher than the staffing level in 2005. As a result of this increase in our production staff level, we hope to see an additional improvement in the future. In addition to the increased staff size, the income of AHF was also adversely impacted by marketing costs, recruiting costs and signing bonuses for the new mortgage loan originators.

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
     Alliance Insurance Agency. In November 2005, the Bank acquired Danaher Insurance Agency, which we renamed Alliance Insurance Agency, Inc. This full line insurance agency offers property and casualty insurance to small businesses, home, life and auto insurance along with a broad array of employee benefits. For the second quarter of 2006, commission revenues for AIA were $396 thousand. For the six months ended June 30, 2006, commission revenues were $927 thousand. Net income from AIA was $260 thousand for the six months ended June 30, 2006.
     Income Taxes. We recorded $693 thousand in income tax expense in the second quarter of 2006, with an effective tax rate of 33.1% for the three months ended June 30, 2006. The effective tax rate is lower than the statutory rate of 34% due to the benefits of our municipal bond portfolio. We recorded $271 thousand in income tax expense in the second quarter of 2005, with an effective tax rate was 19.9% for the quarter.
     In the six months ended June 30, 2006 we recorded $1.3 million in income tax expense with an effective tax rate of 32.9%, compared to the prior year of $298 thousand in income tax expense, with an effective tax rate of 14.5%. The effective tax rate for 2005 is substantially lower than the statutory rate of 34% due to the tax benefits of $211 thousand associated with an AHF pre-tax loss in 2005. In addition, the benefits of our municipal bond portfolio also contributed to the lower effective tax rate for both years.
Analysis of Financial Condition
     Investment Securities. We generally classify investment securities as available for sale under the classifications outlined in SFAS No. 115. In all periods presented, we had a single investment of $100,000 classified as held to maturity. We use the portfolio to manage excess liquidity, customer deposit volatility and asset/liability mix.
     Our investment portfolio at June 30, 2006 and December 31, 2005 contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations, U.S. government agency mortgage backed securities, municipal securities, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. As of June 30, 2006, PCMOs, CMOs and MBS made up 60.9% of the portfolio, as compared to 62.9% at December 31, 2005. Municipal securities were 8.5% of the portfolio as of June 30, 2006, as compared to 5.8% as of December 31, 2005. According to our policy, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities at June 30, 2006 or

December 31, 2005. We actively manage our portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.
     Investment securities available for sale amounted to $205.3 million as of June 30, 2006, a $23.4 million decrease over the December 31, 2005 level of $228.7 million. The effects of unrealized losses on the portfolio were ($8.7) million at June 30, 2006 and ($5.8) million at December 31, 2005. The unrealized losses amounted to 4.25% of the investment portfolio value as of June 30, 2006 and 2.53% of the investment portfolio value as of December 31, 2005.
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
     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of June 30, 2006:

	June 30, 2006
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$—	0.00%	$23,034	4.21%	$37,366	4.71%	$—	0.00%	$60,400	4.52%
U.S. Government Agency CMOs & PCMOs*	—	0.00%	—	0.00%	—	0.00%	100,277	4.79%	100,277	4.79%
U.S. Government Agency MBS*	—	0.00%	7,344	4.14%	3,951	4.01%	18,002	4.24%	29,297	4.18%
Municipal Securities**	—	0.00%	—	0.00%	2,075	4.87%	15,780	5.77%	17,855	5.67%
Other Securities	—	0.00%	—	0.00%	—	0.00%	6,213	5.55%	6,213	5.55%

Total Available-for-Sale Securities	$—	0.00%	$30,378	4.19%	$43,392	4.65%	$140,272	4.86%	$214,042	4.73%

Held-to-Maturity Securities:
Certificate of Deposit	$100	5.10%	$—	0.00%	$—	0.00%	$—	0.00%	$100	5.10%

Total Held-to-Maturity Securities	$100	5.10%	$—	0.00%	$—	0.00%	$—	0.00%	$100	5.10%

*	Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

**	Municipal Securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

     Loan Portfolio. Our overall increase in the loan portfolio reflects Bankshares’ continued focus on loan growth. The loan portfolio increased 20.6% for the first six months of 2006, rising to $362.7 million at June 30, 2006, compared to $300.8 million at December 31, 2005, and increased 43.0% compared to $253.7 million at June 30, 2005.
     We categorize our loans into five primary classifications: Commercial, Commercial Real Estate, Real Estate Construction, Residential Real Estate and Consumer. Over the past year, we have experienced significant growth in our total portfolio, with the strongest growth coming in our Real Estate Construction category.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. Commercial loans represent 12.6% of the loan portfolio, or $46.1 million as of June 30, 2006, an increase from $37.1 million and 12.2% of the loan portfolio at December 31, 2005, and $35.7 million and 13.9% of the loan portfolio at June 30, 2005.
     Commercial real estate loans were $112.7 million or 30.6% of the loan portfolio as of June 30, 2006. This compares to $107.2 million or 35.2% as of December 31, 2005 and $85.4 million or 33.3% as of June 30, 2005. Loans in this category are generally amortizing over 15 to 25 year periods and carry adjustable rates which reset every one to five years, indexed against like-maturity Treasury instruments.
     The real estate construction component of our loan portfolio includes two distinct categories: commercial construction which will convert to commercial real estate loans (the smaller group) and residential construction loans to builders for resale (the larger group and the faster growth part of the portfolio). Overall, our construction loan portfolio more than doubled over the past year. This category totaled $122.4 million or 33.4% of our portfolio as of June 30, 2006, compared to $87.0 million and 28.6% of the portfolio as of December 31, 2005 and $60.3 million or 23.5% as of June 30, 2005.
     Residential real estate loans (home equity and fixed rate trusts) were $83.1 million or 22.7% of the loan portfolio as of June 30, 2006. This is an increase of $13.2 million, or 18.8% over the December 31, 2005 balance of $70.0 million and an increase of $11.4 million or 16.0% over the June 30, 2005 balance of $71.7 million. This category consists of two different loan types: home equity loans (“HELOCs”, which are secured by secondary financing on residential real estate) which represent the most significant portion of the category and first mortgage loans secured by single family residences not held for sale through Alliance Home Funding.
     Allowance for Loan Losses. The allowance for loan losses was $4.1 million at June 30, 2006, or 1.11% of loans outstanding, compared to $3.4 million or 1.12% of loans outstanding at December 31, 2005. (These ratios exclude loans held for sale.) In the first six months of 2006, we had net charge-offs (recoveries) of $(1) thousand compared to $9 thousand for the six months ended June 30, 2005. All charge-offs and recoveries were in the consumer loan category.

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
     Nonperforming Assets. A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to Bankshares. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Bankshares and general economic conditions. At June 30, 2006 Bankshares had no nonaccrruing loans, compared to one nonaccruing loan of $204 thousand as of December 31, 2005. In the second quarter of 2006, the nonaccruing loan of $204 thousand was reclassified on the balance sheet as Other Real Estate Owned (OREO). Since then, we sold the property in July 2006 at a modest gain.
     Impaired Loans. As of June 30, 2006 and December 31, 2005, we had loans from borrowers that were recorded as “substandard,” “doubtful,” or “loss” on our internal loan watch list. The principal amount of these impaired loans was $1.5 million as of June 30, 2006 and $1.8 million as of December 31, 2005. We have allocated $175 thousand and $115 thousand, respectively, of our allowance for loan losses at June 30, 2006 and December 31, 2005 toward these specific loans.
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
     We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At June 30, 2006, the deposit portfolio was $480.6 million, a $19.4 million increase over the December 31, 2005 level of $461.2 million. We have seen growth in several key categories over the periods compared. Key deposit categories, such as non- interest bearing deposits and NOW deposits have all grown in proportion to overall company growth. The effects of several deposit gathering and branching initiatives have allowed our deposit and customer base to continue to expand.
     From time to time, we gather time deposits from the wholesale marketplace. Brokered certificates of deposit allow us to fund loan and investment growth with minimal sales efforts. At June 30, 2006, we had $100.4 million in such deposits, compared to $79.9 million as of December 31, 2005. The balance of the $100.4 million and $79.9 million consists of two types of “brokered” deposits. At June 30, 2006 and December 31, 2005, we had $10.0 million of brokered deposits that relate to a state government program and $90.4 million and $69.9 million, respectively, of brokered deposits that are part of a periodic marketing program by a licensed broker on our behalf. We have entered into a series of brokered deposits as part of a corporate initiative to extend the maturity of liabilities. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our mortgage banking unit, Alliance Home Funding. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker .
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. Customer repurchase agreements amounted to $38.4 million at June 30, 2006, compared to $37.7 million at December 31, 2005. Outstanding federal funds purchased as of June 30, 2006 were $45.0 million, as compared to outstanding federal funds purchased of $20.0 million at December 31, 2005.
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
     Liquidity. Our overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our liquidity is impacted by the general growth of the Bank, growth of AHF, the growth of AIA, the national and local mortgage refinance market and the investment portfolio. We use a variety of tools to manage our liquidity. These include pricing on loans and deposits, purchase or sale of investments, brokered deposits, the sale or participation of loans, and rates and fees on home mortgages. In addition, we have a variety of credit facilities at our disposal. Our funding department monitors our overall position daily. We can and will draw upon federal funds lines with correspondent banks, reverse repurchase agreement lines with correspondent banks and use FHLB advances. Our deposit customers frequently have lower deposit balances in the middle of each month. The deposit balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our overall balance sheet growth.

     Our liquidity is directly impacted by AHF. As interest rates decline, mortgage refinances and home purchases increase. In addition to the impact of interest rate movements, AHF has been adding production personnel which we expect will increase loan originations and funding requirements. The Bank provides a warehouse line of credit to AHF. The funds advanced on this line allow us to originate and hold mortgages until they are sold to third party investors. In the first six months of 2006, advances under this line of credit averaged $13.1 million, compared to $19.1 million for the period ended June 30, 2005. Our general liquidity management activities take into account current and expected warehouse line of credit needs.
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of June 30, 2006 was 8.48% compared to 7.64% on December 31, 2005.
     Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At June 30, 2006 and December 31, 2005 the entire amount was considered Tier I capital.
     Capital. Both Bankshares and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Total assets amounted to $664.6 million as of June 30, 2006, a $53.1 million increase compared to the December 31, 2005 level of $611.5 million. Total stockholders’ equity was $49.3 million as of June 30, 2006 compared to the December 31, 2005 level of $48.6 million. The increase in equity is primarily attributable to net income, which added $2.6 million to stockholders’ equity as of June 30, 2006. Book value per common share was $8.92 as of June 30, 2006 compared to $8.78 as of December 31, 2005. The net unrealized loss on available-for-sale securities amounted to $(5.8) million, net of tax as of June 30, 2006 compared to a net unrealized loss on available-for-sale securities of $(3.8) million, net of tax as of December 31, 2005. On May 25, 2006 the Board of Directors of Bankshares declared a three-for-twenty stock split in the form of a 15% stock dividend. The stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006. Additionally, on June 28, 2006 Bankshares’ shareholders approved an amendment to Bankshares’ Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.
     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators for the periods indicated:

	June 30,	December 31,
	2006	2005
	(dollars in thousands)
Tier I Capital:
Common stock	$22,132	$19,244
Capital surplus	28,911	19,955
Retained earnings	4,064	13,218
Less: disallowed intangible assets and goodwill	(3,031)	(3,096)
Add: Qualifying Trust Preferred Capital Notes	10,000	10,000

Total tier I capital	62,076	59,321

Tier II Capital:
Allowance for loan losses	4,088	3,422
Trust Preferred Capital Notes	—	—

Total tier II capital	4,088	3,422

Total Risk Based Capital	$66,164	$62,743

Risk weighted assets	$435,006	$369,659

Quarterly average assets	$614,370	$595,857

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	14.3%	16.1%	4.0%
Total risk based capital ratio	15.2%	17.0%	8.0%
Leverage ratio	10.1%	10.0%	4.0%
Equity to assets ratio	8.1%	7.9%	N/A

     Bankshares is considered “well capitalized” as of June 30, 2006 and December 31, 2005.
     Bankshares’ ability to pay cash dividends is restricted by banking regulations. It is our stated policy to retain cash earnings to support future organizational growth. However, on May 25, 2006 the Board of Directors of Bankshares declared a three-for-twenty stock split in the form of a 15% stock dividend. Each shareholder received three additional shares for every twenty shares of stock held on the record date. The stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006.
     The ratio of net income to average assets and average equity and certain other ratios are as follows:

	Three	Year
	Months Ended	Ended
	June 30,	December 31,
	2006	2005
	(dollars in thousands)
Average total assets	$614,370	$571,317

Average stockholders’ equity	$49,698	$47,224

Net income	$1,400	$4,058

Cash dividends declared	$—	$—

Return on average assets (annualized)	0.91%	0.71%

Return on average stockholders’ equity (annualized)	11.30%	8.59%

Average stockholders’ equity to average total assets	8.09%	8.27%

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
     Bankshares moved into their new corporate headquarters in May 2006. The impact of the newly leased location was included in the contractual obligations table disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2005.
     As of June 30, 2006, there have been no material changes outside the ordinary course of business in Bankshares’ contractual obligations disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2005.
Off-Balance Sheet Activities
     As of June 30, 2006, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Bankshares does not expect the adoption of SFAS 156 at the beginning of 2007 to have a material impact on its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. We engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project is the development of a more in-depth ALM model that measures Net Interest Income (“NII”) and Economic Value of Equity (“EVE”) results on a monthly basis. The results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and as of the most recent model run (May 2006), we are in compliance with all policy metrics. The short term interest rate model (NII) indicates we are asset sensitive. The long term interest rate model (EVE) indicates a stable to slightly declining EVE in a rising interest rate environment.
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
     The ALM results for May 31, 2006 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 5.7%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 8.9%. The results in both a rising and declining interest rate environment are within the policy guidelines.
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
     The table below shows as of May 31, 2006 ALM model results under various interest rate shocks:

	May 31, 2006
Interest Rate Shocks	NII	EVE
-200 bp	(26.6)%	(3.5)%
-100 bp	(8.9)%	(1.8)%
+100 bp	5.7%	(3.0)%
+200 bp	12.7%	(4.8)%

     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $6.0 million, or 0.96% of total assets, at June 30, 2006. The negative gap suggests that the net interest margin will decrease in a market of rising interest rates, as liabilities will reprice faster than assets. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long term interest rate exposure. As an example, $101.8 million of the investment securities at June 30, 2006 are classified as over five years due to the contractual maturity of the instruments. A significant portion of the securities are expected to provide cash flow within one to two years (the investment models suggest in excess of $40 million at base interest rates). The shifting of the cash flow to a more realistic measurement provides a significantly different picture of the interest sensitivity of the organization.
     The following table reflects our June 30, 2006 “static” interest rate gap position:

	June 30, 2006
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	1,913	—	101,684	101,814	205,411
Loans held for sale	11,655	—	—	—	11,655
Loans	212,177	9,979	110,952	33,711	366,819
Interest-bearing deposits	200	—	—	—	200
Federal funds sold	42,370	—	—	—	42,370

Total interest earning assets	268,315	9,979	212,636	135,525	626,455

Interest-bearing liabilities:
Interest-bearing demand deposits	53,942	—	—	—	53,942
Money market deposit accounts	22,250	—	—	—	22,250
Savings accounts & IRAs	4,234	—	—	—	4,234
Time deposits	6,742	68,594	66,815	42,369	184,520

Total interest-bearing deposits	87,168	68,594	66,815	42,369	264,946

FHLB Advances	—	35,000	3,000	—	38,000
Repos	38,379	—	—	—	38,379
Other borrowings	45,244	—	—	—	45,244
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	181,101	103,594	69,815	42,369	396,879

Period Gap	$87,214	$(93,615)	$142,821	$93,156	$229,576

Cumulative Gap	$87,214	$(6,401)	$136,420	$229,576	$229,576

Cumulative Gap / Total Assets	13.12%	-0.96%	20.53%	34.54%	34.54%

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of June 30, 2006.
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
     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
  Item 1. Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.
  Item 1A. Risk Factors
     There have been no material changes to the risks faced by Bankshares as previously disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2005.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
  Item 3. Defaults Upon Senior Securities
     None.
  Item 4. Submission of Matters to a Vote of Security Holders
     Bankshares held its Annual Meeting of Shareholders on June 28, 2006. A quorum of shareholders was present, consisting of a total of 4,055,387 shares, represented in person or by proxy. At the Annual Meeting, the shareholders elected Class A directors Harvey E. Johnson, Jr. and Robert G. Weyers to three-year terms. The shareholders also ratified the appointment of Yount, Hyde & Barbour, P.C. as independent public accountants of Bankshares for the year ending December 31, 2006. The shareholders also approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.
1.	Election of two Class A directors of Bankshares.

	For	Withheld
Harvey E. Johnson, Jr.	4,015,211	40,176
Robert G. Weyers	4,023,915	31,472
     Class B directors continuing to serve until the 2007 Annual Meeting are: William M. Drohan and George S. Webb.
     Class C directors continuing to serve until the 2008 Annual Meeting are: Lawrence N. Grant, Serina Moy and Thomas A. Young, Jr.

2.	Ratification of the appointment of Yount, Hyde & Barbour, P.C. as Bankshares’ independent public accountants for the year ending December 31, 2006.

For	Against	Abstain	Broker Non-Vote
4,022,612	28,950	3,825	0
3.	Approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.

For	Against	Abstain	Broker Non-Vote
3,541,555	513,132	700	755,663
No other matters were voted on during the 2006 Annual Meeting.
  Item 5. Other Information
     None.
  Item 6. Exhibits
2.2	Stock Purchase Agreement dated October 6, 2005, by and between Thomas P. Danaher, Thomas P. Danaher and Company, Inc. and Alliance Bank Corporation (incorporated by reference to Exhibit 10.9 to Form 8-K filed October 12, 2005).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 filed August 21, 2002).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

August 14, 2006	/s/ Thomas A. Young, Jr.
Date	Thomas A. Young, Jr.
President & CEO
(principal executive officer)

August 14, 2006	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President & CFO
(principal financial and accounting officer)