Form 10-Q
period 2006-09-30
ALLIANCE BANKSHARES CORP
filed 2006-11-14
CIK 1181001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

As of November 10, 2006, the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 5,544,477.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
September 30, 2006, December 31, 2005 and September 30, 2005
(Dollars in thousands)

	September	December	September
	30,	31,	30,
	2006	2005	2005
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$26,771	$25,224	$42,329
Federal funds sold	14,500	37,522	94,643
Investment securities available-for-sale, at fair value	204,875	228,691	231,054
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	10,104	5,936	7,324
Loans, net of allowance for loan losses of $4,336, $3,422 and $3,150	372,683	300,806	279,022
Premises and equipment, net	2,736	1,952	2,023
Accrued interest and other assets	11,918	11,254	6,123

TOTAL ASSETS	$643,687	$611,485	$662,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$162,789	$185,877	$252,172
Savings and NOW deposits	48,321	52,235	58,957
Money market deposits	19,681	24,422	27,391
Other time deposits	212,075	198,644	181,102

Total deposits	442,866	461,178	519,622

Repurchase agreements, federal funds purchased and other borrowings	98,444	58,089	62,099
Federal Home Loan Bank advances	35,000	30,000	20,000
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	3,457	3,297	1,610
Commitments and contingent liabilities	—	—	—

Total liabilities	590,077	562,874	613,641

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,544,477, 4,811,050 and 4,799,050 shares issued and outstanding at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	22,178	19,244	19,196
Capital surplus	29,067	19,955	19,874
Retained earnings	5,433	13,218	12,106
Accumulated other comprehensive loss, net:
Net unrealized loss on available-for-sale securities	(3,068)	(3,806)	(2,199)

Total stockholders’ equity	53,610	48,611	48,977

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$643,687	$611,485	$662,618

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2006 and 2005
(Dollars in thousands, except for per share data)

	2006	2005
INTEREST INCOME:
Loans	$8,017	$4,811
Investment securities	2,427	2,469
Federal funds sold	93	385

Total interest income	10,537	7,665

INTEREST EXPENSE:
Savings and NOW deposits	177	144
Other time deposits	2,420	1,519
Money market deposits	189	140
Borrowings	2,317	970

Total interest expense	5,103	2,773

Net interest income	5,434	4,892

Provision for loan losses	255	280

Net interest income after provision for loan losses	5,179	4,612

OTHER INCOME:
Deposit account service charges	64	45
Gain on loan sales	962	746
Insurance commissions	350	—
Net loss on sale of available-for-sale securities	(26)	(19)
Other operating income	52	62

Total other income	1,402	834

OTHER EXPENSES:
Salaries and employee benefits	2,472	1,874
Occupancy expense	509	330
Equipment expense	232	261
Operating expenses	1,366	1,030

Total other expenses	4,579	3,495

INCOME BEFORE INCOME TAXES	2,002	1,951

Income tax expense	633	763

NET INCOME	$1,369	$1,188

Net income per common share, basic *	$0.25	$0.22

Net income per common share, diluted *	$0.23	$0.20

Weighted average number of shares, basic *	5,534,140	5,517,408

Weighted average number of shares, diluted *	5,932,876	5,869,081

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.
See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands, except for per share data)

	2006	2005
INTEREST INCOME:
Loans	$21,484	$12,657
Investment securities	7,235	6,997
Federal funds sold	376	955

Total interest income	29,095	20,609

INTEREST EXPENSE:
Savings and NOW deposits	480	385
Other time deposits	6,143	4,291
Money market deposits	518	406
Borrowings	6,016	2,391

Total interest expense	13,157	7,473

Net interest income	15,938	13,136

Provision for loan losses	920	857

Net interest income after provision for loan losses	15,018	12,279

OTHER INCOME:
Deposit account service charges	166	135
Gain on loan sales	3,228	2,529
Insurance commissions	1,277	—
Net loss on sale of available-for-sale securities	(127)	(24)
Other operating income	152	211

Total other income	4,696	2,851

OTHER EXPENSES:
Salaries and employee benefits	7,624	5,793
Occupancy expense	1,303	989
Equipment expense	727	695
Operating expenses	4,249	3,645

Total other expenses	13,903	11,122

INCOME BEFORE INCOME TAXES	5,811	4,008

Income tax expense	1,886	1,061

NET INCOME	$3,925	$2,947

Net income per common share, basic *	$0.71	$0.53

Net income per common share, diluted *	$0.66	$0.50

Weighted average number of shares, basic *	5,533,369	5,516,004

Weighted average number of shares, diluted *	5,925,463	5,861,904

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.
See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands, except for per share data)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	Earnings	Loss	Income	Equity
BALANCE, DECEMBER 31, 2004	$19,173	$19,855	$9,160	$(1,566)		$46,622

COMPREHENSIVE INCOME:

Net income	—	—	2,947	—	$2,947	2,947
Other comprehensive income (loss), net of tax:
unrealized holding (loss) on securities available-for-sale, net of tax of $(334)	—	—	—	—	(649)	—
Add: reclassification adjustment, net income taxes of $8	—	—	—	—	16	—

Other comprehensive income (loss), net of tax	—	—	—	(633)	(633)	(633)

Total comprehensive income	—	—	—	—	$2,314	—

Exercise of stock options	23	19	—	—		42

BALANCE, SEPTEMBER 30, 2005	$19,196	$19,874	$12,106	$(2,199)		$48,977

BALANCE, DECEMBER 31, 2005	$19,244	$19,955	$13,218	$(3,806)		$48,611

COMPREHENSIVE INCOME:

Net income	—	—	3,925	—	$3,925	3,925
Other comprehensive income, net of tax:
unrealized holding gains on securities available-for-sale, net of tax of $337	—	—	—	—	654	—
Add: reclassification adjustment, net income taxes of $43	—	—	—	—	84	—

Other comprehensive income, net of tax	—	—	—	738	738	738

Total comprehensive income	—	—	—	—	$4,663	—

Stock dividend in the form of a three-for-twenty stock split	2,888	8,822	(11,710)	—		—
Exercise of stock options	46	76	—	—		122
Stock-based compensation expense	—	214	—	—		214

BALANCE, SEPTEMBER 30, 2006	$22,178	$29,067	$5,433	$(3,068)		$53,610

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,925	$2,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	950	1,383
Provision for loan losses	920	857
Origination of loans held for sale	(152,127)	(145,250)
Proceeds from sale of loans held for sale	151,186	165,201
Gain on loan sales	(3,228)	(2,529)
Stock-based compensation expense	214	—
Loss on sale of securities available-for-sale and trading	127	24
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(1,043)	369
Other liabilities	160	(135)

Net cash provided by operating activities	1,084	22,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	23,022	(93,504)
Purchase of securities available-for-sale	(42,859)	(98,621)
Proceeds from sale of securities available-for-sale	48,681	45,416
Proceeds from calls and maturities of securities available-for-sale	—	2,000
Paydowns on securities available-for-sale	18,577	27,397
Net increase in loans	(72,796)	(72,975)
Purchase of premises and equipment	(1,327)	(438)

Net cash (used in) investing activities	(26,702)	(190,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from:
Non-interest bearing deposits	(23,088)	123,885
Savings and NOW deposits	(3,914)	21,923
Money market deposits	(4,741)	(432)
Other time deposits	13,431	18,555
Repurchase agreements, federal funds purchased and other borrowings	40,355	16,747
FHLB Advances	5,000	—
Proceeds from exercise of stock options	122	42

Net cash provided by financing activities	27,165	180,720

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,547	12,862

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	25,224	29,467

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,771	$42,329

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
     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of September 30, 2006, December 31, 2005 and September 30, 2005, the results of operations for the three and nine month periods ended September 30, 2006 and 2005, and cash flows for the nine month periods ended September 30, 2006 and 2005. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
     Operating results for the three month and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of full year financial results.
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
     Included within compensation and employee benefits expense for the three months ended September 30, 2006 is $81 thousand of stock-based compensation. As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $214 thousand ($201 thousand after tax), which had a $.03 impact on basic earnings per share and a $.02 impact on diluted earnings per share for both the three months ended September 30, 2006 and the nine months ended September 30, 2006.
     The following illustrates the effect on net income and earnings per share if Bankshares had applied the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), prior to January 1, 2006.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
	(dollars in thousands, except per share amounts)
Net income, as reported	$1,188	$2,947
Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(31)	(999)

Pro forma net income	$1,157	$1,948

Basic earnings per share:
As reported *	$0.22	$0.53

Pro forma *	$0.21	$0.36

Diluted earning per share:
As reported *	$0.20	$0.50

Pro forma *	$0.20	$0.33

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.
     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005: price volatility of 23.46%, risk-free interest rates of 4.02%, dividend rate of 0.00% and expected lives up to 10 years. The weighted average assumptions for grants in 2006 were: price volatility of 21.35%, risk-free interest rates of 4.99%, dividend rate of 0.00% and expected lives up to 5 years.
     Stock option plan activity for the nine months ended September 30, 2006 is summarized below:

			Weighted	Value of
		Weighted	Average	Unexercised
		Average	Remaining	In-The-Money
	Number of	Exercise	Contractual	Options
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1,	862,256	$6.17
Granted	20,975	16.18
Forfeited	3,450	14.00
Exercised	11,500	10.60

Outstanding at September 30,	868,281	$6.33	5.7	$6,907

Exercisable at September 30,	671,568	$7.84	5.7	$6,084

     As of September 30, 2006, there was $867 thousand of total unrecognized compensation expense related to nonvested options, which will be recognized over the remaining requisite service period.
     Prior to the adoption of SFAS 123R, Bankshares presented the benefit of all tax deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as financing cash flow, rather than as an operating cash flow. Options totaling 11,500 were exercised during the nine months ended September 30, 2006.
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

2. Investment Securities
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at September 30, 2006 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
		(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$60,339	$—	$(2,197)	$58,142
U.S. Government Agency CMOs & PCMOs	94,422	—	(1,692)	92,730
U.S. Government Agency MBS	27,303	—	(764)	26,539
Municipal Securities	20,165	181	(176)	20,170
Restricted Stocks:
Community Bankers Bank	56	—	—	56
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	6,037	—	—	6,037

Total Available-for-Sale Securities	$209,523	$181	$(4,829)	$204,875

Held-to-Maturity Securities:
Certificate of Deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2005 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
		(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$69,728	$—	$(2,500)	$67,228
U.S. Government Agency CMOs & PCMOs	112,662	7	(2,220)	110,449
U.S. Government Agency MBS	34,192	3	(757)	33,438
Municipal Securities	13,411	3	(302)	13,112
Restricted Stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,208	—	—	3,208

Total Available-for-Sale Securities	$234,457	$13	$(5,779)	$228,691

Held-to-Maturity Securities:
Certificate of Deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The following tables present the aggregate amount of unrealized loss in investment securities as of September 30, 2006 and December 31, 2005. The aggregate is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(dollars in thousands)
U.S. Government Corporations & Agencies	$—	$—	$58,142	$(2,197)	$58,142	$(2,197)
U.S. Government Agency CMOs & PCMOs	4,177	(13)	88,553	(1,679)	92,730	(1,692)
U.S. Government Agency MBS	1,418	(16)	25,121	(748)	26,539	(764)
Municipal Securities	1,068	(5)	7,259	(171)	8,327	(176)

Total temporarily impaired investment securities:	$6,663	$(34)	$179,075	$(4,795)	$185,738	$(4,829)

     As of September 30, 2006, 112 investment securities have an unrealized loss totaling $(4.8) million. They are comprised of the following: 28 U.S. Government Agency Securities, 51 U.S. Government Agency and Private Label CMOs, 16 U.S. Government Agency MBS, and 17 Municipal Securities. The investment securities are obligations of entities that are excellent credit risks. The impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
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

			December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(dollars in thousands)
U.S. Government Corporations & Agencies	$13,359	$(170)	$52,669	$(2,330)	$66,028	$(2,500)
U.S. Government Agency CMOs & PCMOs	63,059	(1,126)	45,016	(1,094)	108,075	(2,220)
U.S. Government Agency MBS	14,492	(201)	17,143	(556)	31,635	(757)
Municipal Securities	1,556	(16)	10,472	(286)	12,028	(302)

Total temporarily impaired investment securities:	$92,466	$(1,513)	$125,300	$(4,266)	$217,766	$(5,779)

3. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	September 30,		December 31,
	2006		2005
	Amount	Percentage	Amount	Percentage
		(dollars in thousands)
Real estate:
Residential real estate	$100,398	26.6%	$69,957	23.0%
Commercial real estate	129,794	34.4%	107,200	35.2%
Construction	95,985	25.5%	87,046	28.6%

Total real estate	326,177		264,203
Commercial	47,139	12.5%	37,131	12.2%
Consumer	3,945	1.1%	2,957	1.0%
Other	0	0.0%	274	0.1%

Gross loans	377,261		304,565
Less: unearned discount & fees	(242)	-0.1%	(337)	-0.1%

Subtotal	377,019	100.0%	304,228	100.0%

Less: allowance for loan losses	(4,336)		(3,422)

Net loans	$372,683		$300,806

4. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2006	2005	2005
	(dollars in thousands)
Balance, beginning of period	$3,422	$2,300	$2,300
Provision for loan losses	920	1,142	857
Loans charged off	(11)	(25)	(10)
Recoveries of loans charged off	5	5	3

Net charge offs	(6)	(20)	(7)

Balance, end of period	$4,336	$3,422	$3,150

     The following table shows nonperforming assets as of the dates indicated and the allowance provided for impaired loans:

	September 30,	December 31,
	2006	2005
	(dollars in thousands)
Nonperforming assets:
Impaired loans	$3,265	$1,830
Non-accrual loans	—	—
OREO	—	—
Past due loans > 90 days	—	—

Total nonperforming assets & past due loans	$3,265	$1,830

Allowance provided for impaired loans, included in the allowance for loan losses	$345	$115

5. Long Term Federal Home Loan Bank Advances
     Bankshares has a variety of advances (fixed, floating and convertible) totaling $35.0 million and $30.0 million at September 30, 2006 and December 31, 2005, from the Federal Home Loan Bank of Atlanta (FHLB) that mature through 2021 and 2011, respectively. At September 30, 2006, the advances had interest rates ranging from 3.98% to 4.65%.
     The contractual maturities of the current long-term FHLB advances are as follows for the dates indicated:

	September 30,	December 31,
	2006	2005
	(dollars in thousands)
2006	$—	$10,000
2008	10,000	10,000
2009	—	7,000
2011	—	3,000
2021	25,000	—

Total	$35,000	$30,000

6. Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The trust also issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 8.54% on September 30, 2006 and 7.64% on December 31, 2005.

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

	2006		2005
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Three Months Ended September 30,
Basic earnings per share	5,534,140	$0.25	5,517,408	$0.22

Effect of dilutive securities, stock options	398,736		351,673

Diluted earnings per share	5,932,876	$0.23	5,869,081	$0.20

Net Income utilized in the earnings per share calculations above:	$1,369,000		$1,188,000

	2006		2005
Nine Months Ended September 30,
Basic earnings per share	5,533,369	$0.71	5,516,004	$0.53

Effect of dilutive securities, stock options	392,094		345,900

Diluted earnings per share	5,925,463	$0.66	5,861,904	$0.50

Net Income utilized in the earnings per share calculations above:	$3,925,000		$2,947,000

     Average shares of 1,150 and 144,095 have been excluded from the calculation for the nine months ended September 30, 2006 and September 30, 2005, respectively, because their effects were anti-dilutive.

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
     The following tables present segment information for the three and nine month periods ended September 30, 2006 and 2005:

SEGMENT REPORTING

	For the Three Months Ended
	September 30, 2006
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$10,535	$169	$—	$(167)	$10,537
Gain on sale of loans	—	962	—	—	962
Insurance commissions	—	—	350	—	350
Other	90	—	—	—	90

Total operating income	10,625	1,131	350	(167)	11,939

Expenses:
Interest expense	5,103	167	—	(167)	5,103
Provision for loan loss	255	—	—	—	255
Salaries and employee benefits	1,403	869	200	—	2,472
Other	1,794	241	72	—	2,107

Total operating expenses	8,555	1,277	272	(167)	9,937

Income before income taxes	$2,070	$(146)	$78	$—	$2,002

Total assets	$643,402	$13,309	$652	$(13,676)	$643,687

Capital expenditures	$164	$123	$—	$—	$287

	For the Three Months Ended
	September 30, 2005
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$7,703	$133	$—	$(171)	$7,665
Gain on sale of loans	—	746	—	—	746
Other	88	—	—	—	88

Total operating income	7,791	879	—	(171)	8,499

Expenses:
Interest expense	2,773	171	—	(171)	2,773
Provision for loan loss	280	—	—	—	280
Salaries and employee benefits	1,295	579	—	—	1,874
Other	1,282	339	—	—	1,621

Total operating expenses	5,630	1,089	—	(171)	6,548

Income before income taxes	$2,161	$(210)	$—	$—	$1,951

Total assets	$661,649	$11,366	$—	$(10,397)	$662,618

Capital expenditures	$19	$(47)	$—	$—	$(28)

SEGMENT REPORTING

	For the Nine Months Ended
	September 30, 2006
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$29,105	$488	$—	$(498)	$29,095
Gain on sale of loans	—	3,228	—	—	3,228
Insurance commissions	—	—	1,277	—	1,277
Other	185	6	—	—	191

Total operating income	29,290	3,722	1,277	(498)	33,791

Expenses:
Interest expense	13,157	498	—	(498)	13,157
Provision for loan loss	920	—	—	—	920
Salaries and employee benefits	4,059	2,983	582	—	7,624
Other	5,157	901	221	—	6,279

Total operating expenses	23,293	4,382	803	(498)	27,980

Income before income taxes	$5,997	$(660)	$474	$—	$5,811

Total assets	$643,402	$13,309	$652	$(13,676)	$643,687

Capital expenditures	$1,072	$238	$17	$—	$1,327

	For the Nine Months Ended
	September 30, 2005
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$20,705	$603	$—	$(699)	$20,609
Gain on sale of loans	—	2,529		—	2,529
Other	312	10	—	—	322

Total operating income	21,017	3,142	—	(699)	23,460

Expenses:
Interest expense	7,473	699		(699)	7,473
Provision for loan loss	857	—		—	857
Salaries and employee benefits	3,647	2,146		—	5,793
Other	4,314	1,015	—	—	5,329

Total operating expenses	16,291	3,860	—	(699)	19,452

Income before income taxes	$4,726	$(718)	$—	$—	$4,008

Total assets	$661,649	$11,366	$—	$(10,397)	$662,618

Capital expenditures	$182	$256	$—	$—	$438

9. Pending Transaction
     On September 19, 2006, Bankshares reported announced the execution of a definitive agreement for its subsidiary, Alliance Insurance Agency, Inc, to acquire certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc. in an all cash transaction for a purchase price of between $2.3 million and $2.7 million, depending on the insurance operation’s performance in calendar years 2007, 2008 and 2009. The transaction is expected to close during the fourth quarter of 2006.

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
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Anticipated growth of our insurance company;

•	Assumptions used within our ALM process and NII / EVE models;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. Metropolitan region;

•	Changes in the national and local home mortgage market;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our use of technology or the use of technology by key competitors;

•	Competitive factors within the financial services industry;

•	Changes in regulatory requirements and/or restrictive banking legislation; and

•	Other factors described from time to time in our Securities and Exchange Commission filings.
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
     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
Overview
     Bankshares’ primary financial goals are to maximize earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. Bankshares tracks the performance of our three principal business activities in order to assess the level of success in achieving these goals: commercial banking, mortgage banking, and our insurance agency. In addition to these principal business activities, Bankshares also tracks the following primary performance measures: return on average assets (ROA), return on average equity (ROE) and growth in earnings.
Principal Business Activities. An overview of the financial results for each of Bankshares’ principal segments is presented below. A more detailed discussion is included in “Results of Operations.”
     Commercial Banking: The Bank’s pre-tax income was $6.0 million for the nine months ended September 30, 2006 compared to $4.7 million for the same period in the prior year. This increase is directly attributable to the growth in interest income on loans, which grew to $8.0 million for the three months ended September 30, 2006 compared to $4.8 million for the three months ended September 30, 2005, an increase of $3.2 million, or 66.6%. For the nine months ended September 30, 2006, interest income on loans was $21.5 million compared to $12.7 million as of September 30, 2005, an increase of $8.8 million or 69.7%.
     Total deposits amounted to $442.9 million as of September 30, 2006, compared to $461.2 million in total deposits as of December 31, 2005. Non-interest bearing deposits were $162.8 million as of September 30, 2006, a decrease of $23.1 million compared to the December 31, 2005 level of $185.9 million.
     The Bank is considered “well capitalized”, as stockholders’ equity amounted to $53.6 million as of September 30, 2006 and $48.6 million as of December 31, 2005.
     The Bank continues to expand its commercial banking team by hiring seasoned commercial bankers. In hiring additional staff, the Bank will be able to expand its profile as one of the top commercial lenders in our area.
     Mortgage Banking: Gains on the sale of loans for our mortgage banking unit, AHF, was $3.2 million, an increase of $699 thousand for the nine month period ended September 30, 2006 compared to $2.5 million for the nine month period ended September 30, 2005. As of September 30, 2006, loans held for sale were $10.1 million compared to $5.9 million at December 31, 2005, and $7.3 million at September 30, 2005. The amount of loans originated was $152.1 million for the nine months ended September 30, 2006 compared to $145.3 million for the nine months ended September 30, 2005. Pre-tax income (loss) was $(660) thousand for the first nine months of 2006, compared to a pre-tax loss of $(718) thousand in the first nine months of 2005. Future earnings of the mortgage banking segment may be negatively affected if the upward trend in interest rates continues and there are fewer new and resale home sales and loan refinancings.
     Insurance Agency: Bankshares’ insurance agency continues to contribute strong earnings for the year. Pre-tax income for AIA was $474 thousand for the nine months ended September 30, 2006. Commission revenues for the three month period ended

September 30, 2006 were $350 thousand. For the nine month period ended September 30, 2006 commission revenues totaled $1.3 million.
Financial Performance Measures. Bankshares’ net income for the three month period ended September 30, 2006, amounted to $1.4 million compared to $1.2 million for the same period in the prior year. The basic earnings per share were $.25 for the three months ended September 30, 2006 compared to the prior year earnings of $.22 per common share. The diluted earnings per share were $.23 for the three months ended September 30, 2006 compared to the prior year diluted earnings of $.20 per common share. Weighted average diluted shares outstanding were 5,932,876 for the three months ended September 30, 2006 compared to the prior year weighted average diluted shares outstanding of 5,869,081.
     For the nine month period ended, September 30, 2006 Bankshares’ net income amounted to $3.9 million compared to $2.9 million for the same period in the prior year. The basic earnings per share were $.71 in the nine months ended September 30, 2006 compared to the prior year earnings of $.53 per common share. The diluted earnings per share were $.66 in the nine months ended September 30, 2006 compared to the prior year diluted earnings of $.50 per common share. Weighted average diluted shares outstanding were 5,925,463 in the nine months ended September 30, 2006 compared to the prior year weighted average diluted shares outstanding of 5,861,904.
     ROE on an annualized basis during the three months ended September 30, 2006 was 10.55% compared to 10.01% for the same period in 2005. ROA on an annualized basis for the three months ended September 30, 2006 was .86% compared to .79% for the same period of 2005. Net interest margin was 3.64% for the three months ended September 30, 2006 compared to 3.54% for the three months ended September 30, 2005.
     ROE on an annualized basis during the nine months ended September 30, 2006 was 10.48% compared to 8.38% for the same period in 2005. ROA on an annualized basis for the nine months ended September 30, 2006 was .86% compared to .70% for the same period of 2005. Net interest margin was 3.71% for the nine months ended September 30, 2006 compared to 3.41% for the nine months ended September 30, 2005.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended September 30, 2006 was $5.5 million compared to $5.0 million for the same period in 2005. This represents an increase of 10.1% over the net interest income earned in the same period in 2005. The increase in net interest income is directly attributable to the significant asset growth that has occurred in our loan portfolio. Loan interest income increased $3.2 million to $8.0 million in the three months ended September 30, 2006 compared to $4.8 million for the same period in 2005.
     Net interest income (on a fully tax equivalent basis) for the nine months ended September 30, 2006 was $16.1 million compared to $13.5 million for the same period in 2005. This represents an increase of 19.2% over the net interest income earned in the same period in 2005. As previously stated, the increase in net interest income is directly attributable to the significant asset growth that has occurred in our loan portfolio. Loan interest income increased $8.8 million to $21.5 million in the nine months ended September 30, 2006 compared to $12.7 million for the same period in 2005.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended September 30,
	2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans	$386,695	$8,017	8.23%	$276,257	$4,811	6.91%
Investment securities	206,671	2,498	4.80%	235,540	2,577	4.34%
Federal funds sold	7,234	93	5.10%	48,392	385	3.16%

Total interest earning assets	600,600	10,608	7.01%	560,189	7,773	5.51%
Non-interest earning assets:
Cash and due from banks	21,246			29,828
Premises and equipment	2,768			2,137
Other assets	14,456			7,646
Less: allowance for loan losses	(4,165)			(2,992)

Total non-interest earning assets	34,305			36,619

Total Assets	$634,905			$596,808

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$38,328	$160	1.66%	$40,595	$131	1.28%
Money market deposit accounts	21,434	189	3.50%	27,111	140	2.05%
Savings accounts	3,986	17	1.69%	3,297	13	1.56%
Time deposits	205,813	2,420	4.66%	186,048	1,519	3.24%

Total interest-bearing deposits	269,561	2,786	4.10%	257,051	1,803	2.78%
FHLB Advances	35,130	373	4.21%	20,000	172	3.41%
Other borrowings	141,936	1,944	5.43%	87,267	798	3.63%

Total interest-bearing liabilities	446,627	5,103	4.53%	364,318	2,773	3.02%

Non-interest bearing liabilities:
Demand deposits	129,974			182,634
Other liabilities	6,811			2,761

Total liabilities	583,412			549,713
Stockholders’ Equity	51,493			47,095

Total Liabilities and Stockholders’ Equity	$634,905			$596,808

Interest Spread (2)			2.48%			2.49%

Net Interest Margin (3)		$5,505	3.64%		$5,000	3.54%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(3)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Nine Months Ended September 30,
	2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$359,435	$21,484	7.99%	$257,691	$12,657	6.57%
Investment securities	208,593	7,372	4.73%	225,386	7,349	4.36%
Federal funds sold	10,781	376	4.66%	45,114	955	2.83%

Total interest earning assets	578,809	29,232	6.75%	528,191	20,961	5.31%
Non-interest earning assets:
Cash and due from banks	21,704			26,788
Premises and equipment	2,634			2,240
Other assets	13,415			7,703
Less: allowance for loan losses	(3,862)			(2,669)

Total non-interest earning assets	33,891			34,062

Total Assets	$612,700			$562,253

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$37,923	$429	1.51%	$38,157	$345	1.21%
Money market deposit accounts	23,903	518	2.90%	31,408	406	1.73%
Savings accounts	4,413	51	1.55%	4,009	40	1.33%
Time deposits	191,315	6,143	4.29%	183,758	4,291	3.12%

Total interest-bearing deposits	257,554	7,141	3.71%	257,332	5,082	2.64%
FHLB Advances	34,227	892	3.48%	20,000	479	3.20%
Other borrowings	131,007	5,124	5.23%	77,218	1,912	3.31%

Total interest-bearing liabilities	422,788	13,157	4.16%	354,550	7,473	2.82%

Non-interest bearing liabilities:
Demand deposits	134,466			156,514
Other liabilities	5,390			4,183

Total liabilities	562,644			515,247
Stockholders’ Equity	50,056			47,006

Total Liabilities and Stockholders’ Equity	$612,700			$562,253

Interest Spread (3)			2.59%			2.50%

Net Interest Margin (4)		$16,075	3.71%		$13,488	3.41%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had one nonaccruing loan in 2006 for $204 thousand and no nonaccruing loans in 2005.

The 2006 average balance included in the loans above was $103 thousand.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.
     Average loan balances (including loans held for sale) were $386.7 million for the three months ended September 30, 2006 compared to $276.3 million for the same period in 2005. The related interest income from loans was $8.0 million in 2006 compared to $4.8 million in 2005. The average yield on loans increased from 6.91% in 2005 to 8.23% in 2006. This increase reflects the overall growth of the loan portfolio and the increase in the prime interest rate.

     Average loan balances (including loans held for sale) were $359.4 million for the nine months ended September 30, 2006 compared to $257.7 million for the same period in 2005. The related interest income from loans was $21.5 million in 2006 compared to $12.7 million in 2005. The average yield on loans increased from 6.57% in 2005 to 7.99% in 2006. This increase reflects the overall growth of the loan portfolio and the increases we have seen in the prime rate over the past nine months.
     The investment securities income of $2.5 million (on a fully taxable equivalent basis) brought the interest income level to $10.6 million for the three months ended September 30, 2006. This represents an increase of $2.8 million over the 2005 level of $7.8 million. The tax equivalent yield on investment securities for the three months ended September 30, 2006 was 4.80%, which is 46 basis points higher than the three months ended September 30, 2005 level of 4.34%.
     The investment securities income of $7.4 million (on a fully taxable equivalent basis) brought the interest income level to $29.2 million for the nine months ended September 30, 2006. This represents an increase of $8.2 million over the 2005 level of $21.0 million. The tax equivalent yield on investment securities for the nine months ended September 30, 2006 was 4.73%, which is 37 basis points higher than the nine months ended September 30, 2005 level of 4.36%.
     Excess liquidity results in federal funds sold for Bankshares. The short term investments in federal funds sold contributed $93 thousand to interest income in the three month period ended September 30, 2006 compared to $385 thousand for the same period in 2005.
     For the nine month period ended September 30, 2006 federal funds sold contributed $376 thousand to interest income compared to $955 thousand for the same period in 2005.
     Consistent with the asset growth, average interest-bearing funding sources (deposit and purchased funds) grew to $446.6 million in three months ended September 30, 2006, which was $82.3 million greater than the 2005 level of $364.3 million.
     On a year to date basis, average interest-bearing funding sources (deposit and purchased funds) grew to $422.8 million in 2006, which was $68.2 million greater than the 2005 level of $354.6 million.
     Interest expense for all interest-bearing liabilities amounted to $5.1 million in the third quarter of 2006, which was $2.3 million greater than the 2005 level of $2.8 million. Cost of interest-bearing liabilities for the third quarter 2006 was 4.53% or 151 basis points higher than the 2005 level of 3.02%.
     Interest expense for all interest-bearing liabilities amounted to $13.2 million in the first nine months of 2006, which was $5.7 million greater than the 2005 level of $7.5 million. Cost of interest-bearing liabilities for the first nine months 2006 was 4.16% or

134 basis points higher than the 2005 level of 2.82%. The reason for this increase is the increase in our deposit base.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Volume and Rate Analysis
(dollars in thousands)

	Nine Months Ended September 30,
	2006 compared to 2005
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Investments	$23	$(165)	$188
Loans	8,827	5,704	3,123
Federal funds sold	(579)	(3,852)	3,273

Total Increase in Interest Income	8,271	1,687	6,584

Interest-Bearing Liabilities:
Interest-bearing deposits	2,059	124	1,935
Purchased funds	3,625	2,121	1,504

Total Increase in Interest Expense	5,684	2,245	3,439

Increase (Decrease) in Net Interest Income	$2,587	$(558)	$3,145

     A key driver of our expanded net interest margin is the increased loan volume. As seen in the table above, loan interest income has increased by $8.8 million due primarily to the additional loan balances.
     Non-interest Income. Non-interest income amounted to $1.4 million during the three months ended September 30, 2006, an increase of $568 thousand from the 2005 level of $834 thousand. The primary source of non-interest income is gains on the sale of residential mortgage loans through AHF. Bankshares earned $962 thousand on the sale of mortgage loans in the three months ended September 30, 2006 compared to $746 thousand for the three months ended September 30, 2005.
     Another source of non-interest income is net gains on the sale of investment securities. Bankshares lost $(26) thousand on the sale of investment securities in the third quarter of 2006, compared to a loss of $(19) thousand in the third quarter of 2005. As we reposition our portfolio, this income source has become more modest over the past year.

     Non-interest income amounted to $4.7 million during the nine months ended September 30, 2006, an increase of $1.8 million from the 2005 level of $2.9 million. The primary source of non-interest income is gains on the sale of residential mortgage loans through AHF. Bankshares earned $3.2 million on the sale of mortgage loans during the nine months ended September 30, 2006, an increase of $699 thousand over the nine months ended September 30, 2005 amount of $2.5 million.
     AIA is another source of our non-interest income. Commission revenues added $350 thousand dollars in operating income for the third quarter of 2006, and $1.3 million for the first nine months of 2006.
     Bankshares lost $(127) thousand on the sale of investment securities in the first nine months of 2006, compared to a loss of $(24) thousand in the first nine months of 2005.
     Non-interest Expense. Non-interest expense in the three months ended September 30, 2006 amounted to $4.6 million compared to the 2005 level of $3.5 million. Salary and benefits expense for the three months ended September 30, 2006 was $2.5 million, or $598 thousand higher than the September 30, 2005 level of $1.9 million. Occupancy and furniture and equipment costs for the three months ended September 30, 2006 were up $150 thousand over the 2005 level of $591 thousand. These increases can be partially attributed to the addition of AIA, which was acquired in November of 2005. Other operating expenses were $1.4 million for the three months ended September 30, 2006, an increase of $336 thousand over the three months ended September 30, 2005.
     Non-interest expense for the nine months ended September 30, 2006 amounted to $13.9 million compared to the 2005 level of $11.1 million. Salary and benefits expense for the nine months ended September 30, 2006 was $7.6 million, or $1.8 million higher than the September 30, 2005 level of $5.8 million. Occupancy and furniture and equipment costs for the nine months ended September 30, 2006 were up $346 thousand over the 2005 level of $1.7 million. These increases can be partially attributed to the addition of AIA, which was acquired in November of 2005. Other operating expenses were $4.2 million for the nine months ended September 30, 2006, an increase of $604 thousand over the nine months ended September 30, 2005.
     Alliance Home Funding. For the first nine months of 2006, gains on sale of loans were $3.2 million, compared to $2.5 million for the first nine months of 2005. Mortgage loan originations for the first nine months of 2006 were $152.1 million, an increase of $6.8 million, compared to $145.3 million for 2005. This growth can be attributed to the increased number of mortgage loan originators on staff. Proceeds from the sale of loans held for sale were $151.2 million and $165.2 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. As of September 30, 2006, AHF had commitments to extend credit totaling $2.9 million.
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
     Alliance Insurance Agency. In November 2005, the Bank acquired Danaher Insurance Agency, which we renamed Alliance Insurance Agency, Inc. This full line insurance agency offers property and casualty insurance to small businesses, home, life and auto insurance along with a broad array of employee benefits. For the third quarter of 2006, commission revenues for AIA were $350 thousand. For the nine months ended September 30, 2006, commission revenues were $1.3 million. Net income from AIA was $311 thousand for the nine months ended September 30, 2006.
     Income Taxes. We recorded $633 thousand in income tax expense in the third quarter of 2006, with an effective tax rate of 31.6% for the three months ended September 30, 2006. The effective tax rate is lower than the statutory rate of 34% due to the benefits of our municipal bond portfolio. We recorded $763 thousand in income tax expense in the third quarter of 2005, with an effective tax rate of 39.1% for the quarter.
     In the nine months ended September 30, 2006 we recorded $1.9 million in income tax expense with an effective tax rate of 32.5%, compared to the prior year of $1.1 million in income tax expense, with an effective tax rate of 26.5%. The effective tax rate for 2005 is substantially lower than the statutory rate of 34% due to the tax benefits of $286 thousand associated with an AHF pre-tax loss in 2005. In addition, the benefits of our municipal bond portfolio also contributed to the lower effective tax rate for both years.
Analysis of Financial Condition
     Investment Securities. We generally classify investment securities as available for sale under the classifications outlined in SFAS No. 115. In all periods presented, we had a single investment of $100 thousand classified as held to maturity. We use the portfolio to manage excess liquidity, customer deposit volatility and asset/liability mix.
     Our investment portfolio at September 30, 2006 and December 31, 2005 contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations, U.S. government agency mortgage backed securities, municipal securities, Federal Reserve Bank stock, Federal Home Loan Bank stock and other securities. As of September 30, 2006, PCMOs, CMOs and MBS made up 58.2% of the portfolio, as compared to 62.9% at December 31, 2005. Municipal securities were 9.8% of the portfolio as of September 30, 2006, as compared to 5.8% as of December 31, 2005. According to our policy, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities at September 30, 2006 or December 31, 2005. We actively manage our portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.
     Investment securities available for sale amounted to $204.9 million as of September 30, 2006, a $23.8 million decrease from the December 31, 2005 level of $228.7 million. The effects of unrealized losses on the portfolio were ($4.8) million at September 30, 2006 and ($5.8) million at December 31, 2005. The unrealized losses amounted to 2.36% of the investment portfolio value as of September 30, 2006 and 2.53% of the investment portfolio value as of December 31, 2005.
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
     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of September 30, 2006:

	September 30, 2006
			After One		After Five
	Within		Year but Within		Years but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(dollars in thousands)
Available-for-Sale Securities:
U.S. Government Corporations & Agencies	$—	0.00%	$25,034	4.19%	$35,305	4.69%	$—	0.00%	$60,339	4.48%
U.S. Government Agency CMOs & PCMOs*	—	0.00%	—	0.00%	—	0.00%	94,422	4.82%	94,422	4.82%
U.S. Government Agency MBS*	—	0.00%	6,976	4.17%	3,715	4.02%	16,612	4.24%	27,303	4.19%
Municipal Securities**	—	0.00%	—	0.00%	2,075	4.87%	18,090	5.82%	20,165	5.72%
Other Securities	—	0.00%	—	0.00%	—	0.00%	7,294	5.55%	7,294	5.55%

Total Available-for-Sale Securities	$—	0.00%	$32,010	4.19%	$41,095	4.64%	$136,418	4.92%	$209,523	4.75%

Held-to-Maturity Securities:
Certificate of Deposit	$100	5.35%	$—	0.00%	$—	0.00%	$—	0.00%	$100	5.35%

Total Held-to-Maturity Securities	$100	5.35%	$—	0.00%	$—	0.00%	$—	0.00%	$100	5.35%

*	Contractual maturities of CMOs and mortgage backed securities (“MBS”) are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

**	Municipal Securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
     Loan Portfolio. Our overall increase in the loan portfolio reflects Bankshares’ continued focus on loan growth. The loan portfolio increased 23.9% for the first nine months of 2006, rising to $372.7 million at September 30, 2006, compared to $300.8 million at December 31, 2005, net of the allowance for loan losses and increased 33.6% compared to $279.0 million at September 30, 2005.
     We categorize our loans into five primary classifications: Commercial, Commercial Real Estate, Real Estate Construction, Residential Real Estate and Consumer. Over the past year, we have experienced significant growth in our total portfolio, with the strongest growth coming in our Real Estate Construction category.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. Commercial loans represent 12.5% of the loan portfolio, or $47.1 million as of September 30, 2006, an increase from $37.1 million and 12.2% of the loan portfolio at December 31, 2005, and $32.5 million and 11.5% of the loan portfolio at September 30, 2005.
     Commercial real estate loans were $129.8 million or 34.4% of the loan portfolio as of September 30, 2006. This compares to $107.2 million or 35.2% as of December 31, 2005 and $95.4 million or 33.8% as of September 30, 2005. Loans in this category are generally amortizing over 15 to 25 year periods and carry adjustable rates which reset every one to five years, indexed against like-maturity Treasury instruments.
     The real estate construction component of our loan portfolio includes two distinct categories: commercial construction which will convert to commercial real estate loans (the smaller group) and residential construction loans to builders for resale (the larger group and the faster growth part of the portfolio). This category totaled $96.0 million or 25.5% of our portfolio as of September 30, 2006, compared to $87.0 million and 28.6% of the portfolio as of December 31, 2005 and $78.4 million or 27.8% as of September 30, 2005.
     Residential real estate loans (home equity and fixed rate trusts) were $100.4 million or 26.6% of the loan portfolio as of September 30, 2006. This is an increase of $30.4 million, or 43.5% over the December 31, 2005 balance of $70.0 million and an increase of $28.3 million or 39.2% over the September 30, 2005 balance of $72.1 million. This category consists of two different loan types: home equity loans (“HELOCs”, which are secured by secondary financing on residential real estate) which represent the most significant portion of the category and first mortgage loans secured by single family residences not held for sale through AHF.
     Allowance for Loan Losses. The allowance for loan losses was $4.3 million at September 30, 2006, or 1.15% of loans outstanding, compared to $3.4 million or 1.12% of loans outstanding at December 31, 2005. (These ratios exclude loans held for sale.) In the first nine months of 2006, we had net charge-offs of $6 thousand compared to $7 thousand for the nine months ended September 30, 2005. All charge-offs and recoveries were in the consumer loan category.

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
     Nonperforming Assets. A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to Bankshares. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Bankshares and general economic conditions. At September 30, 2006 Bankshares had no nonaccrruing loans, compared to one nonaccruing loan of $204 thousand as of December 31, 2005. In the second quarter of 2006, the nonaccruing loan of $204 thousand was reclassified on the balance sheet as Other Real Estate Owned (OREO). We sold the property in July 2006 at a modest gain.
     Impaired Loans. As of September 30, 2006 and December 31, 2005, we had loans from borrowers that were recorded as “substandard,” “doubtful,” or “loss” on our internal loan watch list. The principal amount of these impaired loans was $3.3 million as of September 30, 2006 and $1.8 million as of December 31, 2005. We have allocated $345 thousand and $115 thousand, respectively, of our allowance for loan losses at September 30, 2006 and December 31, 2005 toward these specific loans.
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
     We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At September 30, 2006, the deposit portfolio was $442.9 million, compared to the December 31, 2005 level of $461.2 million.
     From time to time, we gather time deposits from the wholesale marketplace.

Brokered certificates of deposit allow us to fund loan and investment growth with minimal sales efforts. At September 30, 2006, we had $125.3 million in such deposits, compared to $79.9 million as of December 31, 2005. The balance of the $125.3 million and $79.9 million consists of two types of “brokered” deposits. At September 30, 2006 and December 31, 2005, we had $10.0 million of brokered deposits that relate to a state government program and $115.3 million and $69.9 million, respectively, of brokered deposits that are part of a periodic marketing program by a licensed broker on our behalf. We have entered into a series of brokered deposits as part of a corporate initiative to extend the maturity of liabilities. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our mortgage banking unit, AHF and to support general bank growth and liquidity needs. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up from the following two categories: customer repurchase agreements and outstanding federal funds sold. Customer repurchase agreements amounted to $26.0 million at September 30, 2006, compared to $37.7 million at December 31, 2005. Outstanding federal funds purchased as of September 30, 2006 were $72.0 million, as compared to outstanding federal funds purchased of $20.0 million at December 31, 2005.
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

     Our liquidity is directly impacted by AHF. As interest rates decline, mortgage refinances and home purchases increase. In addition to the impact of interest rate movements, AHF has been adding production personnel which we expect will increase loan originations and funding requirements. The Bank provides a warehouse line of credit to AHF. The funds advanced on this line allow us to originate and hold mortgages until they are sold to third party investors. In the first nine months of 2006, advances under this line of credit averaged $11.9 million, compared to $16.8 million for the period ended September 30, 2005. Our general liquidity management activities take into account current and expected warehouse line of credit needs.
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Income. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of September 30, 2006 was 8.54% compared to 7.64% on December 31, 2005.
     Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At September 30, 2006 and December 31, 2005 the entire amount was considered Tier I capital.
     Capital. Both Bankshares and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Total assets amounted to $643.7 million as of September 30, 2006, a $32.2 million increase compared to the December 31, 2005 level of $611.5 million. Total stockholders’ equity was $53.6 million as of September 30, 2006 compared to the December 31, 2005 level of $48.6 million. The increase in equity is primarily attributable to net income, which added $3.9 million to stockholders’ equity as of September 30, 2006. Book value per common share was $9.67 as of September 30, 2006 compared to $8.78 as of December 31, 2005. The net unrealized loss on available-for-sale securities amounted to $(3.1) million, net of tax as of September 30, 2006 compared to a net unrealized loss on available-for-sale securities of $(3.8) million, net of tax as of December 31, 2005. On May 25, 2006, the Board of Directors of Bankshares declared a three-for-twenty stock split in the form of a

15% stock dividend. The stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006. Additionally, on June 28, 2006 Bankshares’ shareholders approved an amendment to Bankshares’ Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.
     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators for the dates indicated:

	September 30,	December 31,
	2006	2005
	(dollars in thousands)
Tier I Capital:
Common stock	$22,178	$19,244
Capital surplus	29,067	19,955
Retained earnings	5,433	13,218
Less: disallowed intangible assets and goodwill	(2,990)	(3,096)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total tier I capital	63,688	59,321

Tier II Capital:
Allowance for loan losses	4,336	3,422
Trust Preferred Capital Notes	—	—

Total tier II capital	4,336	3,422

Total Risk Based Capital	$68,024	$62,743

Risk weighted assets	$437,912	$369,659

Quarterly average assets	$631,915	$595,857

			Regulatory
			Minimum
Capital Ratios:
Tier 1 risk based capital ratio	14.5%	16.1%	4.0%
Total risk based capital ratio	15.5%	17.0%	8.0%
Leverage ratio	10.1%	10.0%	4.0%
Equity to assets ratio	8.1%	7.9%	N/A
     Bankshares is considered “well capitalized” as of September 30, 2006 and December 31, 2005.
     Bankshares’ ability to pay cash dividends is restricted by banking regulations. It is our stated policy to retain cash earnings to support future organizational growth. However, on May 25, 2006 the Board of Directors of Bankshares declared a three-for-

twenty stock split in the form of a 15% stock dividend. Each shareholder received three additional shares for every twenty shares of stock held on the record date. The stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006.
     The ratio of net income to average assets and average equity and certain other ratios are as follows:

	Three	Year
	Months Ended	Ended
	September 30,	December 31,
	2006	2005
	(dollars in thousands)
Average total assets	$634,905	$571,317

Average stockholders’ equity	$51,493	$47,224

Net income	$1,369	$4,058

Cash dividends declared	$—	$—

Return on average assets (annualized)	0.86%	0.71%

Return on average stockholders’ equity (annualized)	10.55%	8.59%

Average stockholders’ equity to average total assets	8.11%	8.27%

     Concentrations. Bankshares operates in the greater Washington, DC metropolitan region, primarily in the Northern Virginia submarket. Bankshares’ overall business includes a focus on real estate activities, including title companies and real estate settlement businesses. It appears that the regional real estate related economy is experiencing changes from the extremely robust market in the recent past to a slower less robust market. The slower market has led to longer days on market in the residential real estate resale market, discounting and competitive pricing by home builders, which in turn has resulted in lower levels of title company deposits and weaker mortgage banking performance for Bankshares. Management is keenly aware of the real estate related concentrations and is closely monitoring the impact of changes on our clients and our business. Material changes in the economic situation of the region and / or the region’s real estate market could have an adverse impact on Bankshares.
Contractual Obligations
     In the normal course of business, Bankshares has various outstanding contractual obligations that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.
     Bankshares moved into its new corporate headquarters in May 2006. The impact of the newly leased location was included in the contractual obligations table disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2005.
     As of September 30, 2006, there have been no material changes outside the ordinary course of business in Bankshares’ contractual obligations disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2005.
     On September 19, 2006, Bankshares’ reported that the insurance unit entered into a definitive agreement to acquire certain assets and liabilities of an insurance agency. The acquisition has customary business, staffing and lease obligations.
Off-Balance Sheet Activities
     As of September 30, 2006, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2005.
Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. Bankshares does not expect the implementation of SAB 108 to have a material impact on its financial statements.

     In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Bankshares does not expect the implementation of SFAS 155 to have a material impact on its financial statements.
     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement 140 (SFAS 156). SFAS 156 amends SFAS 140 with respect to separately recognized servicing assets and liabilities. SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and requires all servicing assets and liabilities to be initially measured at fair value, if practicable. SFAS 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs. Adoption of SFAS 156 is required as of the beginning of fiscal years beginning subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements. Bankshares does not expect the adoption of SFAS 156 at the beginning of 2007 to have a material impact on its financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Bankshares does not expect the implementation of SFAS 157 to have a material impact on its financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Bankshares is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employers’ fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Bankshares does not expect the implementation of SFAS 158 to have a material impact on its financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. The Interpretation prescribes a recognition threshold and measurement principles for the financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Bankshares does not expect the implementation of FIN 48 to have a material impact on its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. We engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project is the development of a more in-depth ALM model that measures Net Interest Income (NII) and Economic Value of Equity (EVE) results on a monthly basis. The results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and as of the most recent model run (August 2006), we are in compliance with all policy metrics. The short term interest rate model (NII) indicates we are asset sensitive. The long term interest rate model (EVE) indicates slightly declining EVE in a rising interest rate environment.
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
     The ALM results for August 31, 2006 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 5.6%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 5.9%. The results in both a rising and declining interest rate environment are within the policy guidelines.
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
     The table below shows as of August 31, 2006 ALM model results under various interest rate shocks:

	August 31, 2006
Interest Rate Shocks	NII	EVE
-200 bp	(17.2)%	(1.2)%
-100 bp	(5.9)%	(0.2)%
+100 bp	5.6%	(1.9)%
+200 bp	13.1%	(5.2)%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $36.8 million, or 5.72% of total assets, at September 30, 2006. The negative gap suggests that the net interest margin will decrease in a market of rising interest rates, as liabilities will reprice faster than assets. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long term interest rate exposure. As an example, $100.8 million of the investment securities at September 30, 2006 are classified as over five years due to the contractual maturity of the instruments. A significant portion of the securities are expected to provide cash flow within one to two years (the investment models suggest in excess of $40 million at base interest rates). The shifting of the cash flow to a more realistic measurement provides a significantly different picture of the interest sensitivity of the organization.
     The following table reflects our September 30, 2006 “static” interest rate gap position:

	September 30, 2006
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
			(dollars in thousands)
Interest earning assets:
Investment securities	$2,017	$0	$102,168	$100,790	$204,975
Loans held for sale	10,104	—	—	—	10,104
Loans	207,517	25,689	110,678	33,135	377,019
Interest-bearing deposits	200	—	—	—	200
Federal funds sold	14,500	—	—	—	14,500

Total interest earning assets	234,338	25,689	212,846	133,925	606,798

Interest-bearing liabilities:
Interest-bearing demand deposits	44,486	—	—	—	44,486
Money market deposit accounts	19,681	—	—	—	19,681
Savings accounts & IRAs	3,835	—	—	—	3,835
Time deposits	24,266	60,829	97,780	29,200	212,075

Total interest-bearing deposits	92,268	60,829	97,780	29,200	280,077

FHLB Advances	—	35,000	—	—	35,000
Repos	25,973	—	—	—	25,973
Other borrowings	72,471	—	—	—	72,471
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	201,022	95,829	97,780	29,200	423,831

Period Gap	$33,316	$(70,140)	$115,066	$104,725	$182,967

Cumulative Gap	$33,316	$(36,824)	$78,242	$182,967	$182,967

Cumulative Gap / Total Assets	5.18%	-5.72%	12.16%	28.42%	28.42%

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of September 30, 2006.
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
     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     None.
  Item 3. Defaults Upon Senior Securities
     None.
  Item 4. Submission of Matters to a Vote of Security Holders
     None.
  Item 5. Other Information
     None.
  Item 6. Exhibits
2.2	Stock Purchase Agreement dated October 6, 2005, by and between Thomas P. Danaher, Thomas P. Danaher and Company, Inc. and Alliance Bank Corporation (incorporated by reference to Exhibit 10.9 to Form 8-K filed October 12, 2005).

2.3	Asset Purchase Agreement dated as of September 13, 2006 by and between Battlefield Insurance Agency, Inc., Northern Virginia Insurance Agency, Inc., Oswald H. Skewes, Jr. and Alliance/Battlefield Insurance Agency, LLC (incorporated by reference to Exhibit 2.3 to Form 8-K filed September 19, 2006).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 filed August 21, 2002).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

Date November 14, 2006	/s/ Thomas A. Young, Jr.
Thomas A. Young, Jr.
President & Chief Executive Officer (principal executive officer)

Date November 14, 2006	/s/ Paul M. Harbolick, Jr.
Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer (principal financial and accounting officer)