Form 10-K
period 2006-12-31
ALLIANCE BANKSHARES CORP
filed 2007-03-16
CIK 1181001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(703) 814-7200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $4.00 par value per share	The NASDAQ Stock Market LLC

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
None

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Alliance Bankshares Corporation common stock held by non-affiliates as of June 30, 2006 was $78,955,655 based on the closing sale price of $16.40 per common share.
The number of shares of common stock outstanding as of March 12, 2007 was 5,551,477.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting of Shareholders to be held in June 2007 (the “2007 Proxy Statement”) are incorporated by reference into Part III of this report.

i

PART I.
Item 1. Business
GENERAL
     Alliance Bankshares Corporation (Bankshares) is a single-bank holding company headquartered in Chantilly, Virginia. We were incorporated in Virginia in May 2002 and acquired all of the shares of Alliance Bank Corporation (Alliance Bank) in a statutory share exchange on August 16, 2002. Our primary asset is Alliance Bank.
     Alliance Bank is a state-chartered commercial bank. Alliance Bank was incorporated in Virginia in July 1996 and opened on November 16, 1998. Alliance Home Funding, LLC (AHF), a wholly owned subsidiary of Alliance Bank, opened in July 2001 to pursue and execute our strategic initiative of engaging in mortgage banking. On December 27, 2006, Bankshares announced it would restructure its mortgage banking operations conducted by AHF and create a division with Alliance Bank instead. As a result, Alliance Bank Mortgage Division (ABMD) was created. Bankshares intends to wind up the existing business of the subsidiary AHF, in early 2007. Alliance Virginia Capital Trust I (Trust), a Delaware statuary trust was formed in June 2003 for the purpose of issuing trust preferred capital securities. Alliance Insurance Agency, Inc. (AIA), a wholly owned subsidiary of Alliance Bank, was formed in 2005. AIA acquired Danaher Insurance Agency on November 15, 2005. In 2006, AIA formed Alliance/Battlefield Insurance Agency, LLC (Battlefield), a wholly owned subsidiary of AIA. On December 14, 2006 Battlefield acquired certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc.
     We execute our business strategies via five distinct business lines: Commercial Banking, Retail Banking, Private Client Services, Mortgage Banking and Insurance.
COMMERCIAL BANKING
Lending Activities
     Loan Portfolio. As part of our normal business activities, we are engaged in making loans to a broad range of customers, including small businesses and middle market companies, professionals, home builders and commercial real estate developers, consumers and others in our market area. We generally define our market area as Northern Virginia and the surrounding jurisdictions in the Washington D.C. metropolitan area. The loan portfolio increased 24% during the year, rising to $378.7 million at December 31, 2006 compared to $304.2 million at December 31, 2005.
          We categorize our loans into 5 general classifications: Commercial Business, Commercial Real Estate, Real Estate Construction, Residential Real Estate, and Consumer Installment. Over the past year, we have experienced significant growth in our total portfolio, with growth coming in all categories.

     Commercial Business Lending. Our commercial business lending category consists of general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration Section 504 loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. These loans are written for any sound business purpose including the financing of plant and business equipment, meeting general working capital needs, or supporting business expansion. Commercial loans generally are secured by business assets, carry the personal guarantees of the principals and have floating rates tied to the Wall Street Journal (WSJ) prime rate. Our customers come from a wide variety of businesses, including government contractors, professional services, building trades and retailing. Commercial business loans represented 13.8% of the loan portfolio or $52.3 million at December 31, 2006, an increase from $37.1 million at December 31, 2005, which was 12.2% of the portfolio. This compares to 16.8% or $35.1 million at December 31, 2004.
     Commercial Real Estate Lending. As of December 31, 2006, commercial real estate loans were $126.0 million or 33.3% of the loan portfolio, compared to $107.2 million and 35.2% of the portfolio as of December 31, 2005. This compares to $71.4 million or 34.2% of the loan portfolio at December 31, 2004. The growth reflects the demand on the part of our customers to participate in the real estate market in the Metro Washington area. These loans are typically secured by first trusts on office, warehouse, commercial condominiums or industrial space. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner occupied”) (approximately 58% of the commercial real estate portfolio) and loans for income producing properties held by investors.
          In the case of owner-occupied loans, Alliance Bank is usually the primary provider of financial services for the company and/or the principals of these borrowers which allows us to further monitor the quality of the ongoing cashflow available to service the loans we have made. While these loans are real estate secured, we believe that, as a portfolio, these loans are less subject to the normal real estate cycles because of the fact that the underlying businesses are the borrowers and they don’t compete for rental space in times of market over-supply. Loans in this category are generally amortizing over 15-25 year periods and carry adjustable rates which reset every 1 to 5 years, indexed against like-maturity Treasury instruments.
          Commercial real estate loans made on income producing properties are made on generally the same terms and conditions as owner-occupied loans. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% loan-to-value ratio on owner-occupied properties and a 75% loan-to-value ratio on investment properties. Exceptions to these guidelines are infrequent and are justified based on other credit factors.
     Real Estate Construction Lending. The real estate construction category of our loan portfolio generally falls into two primary categories: commercial construction which will convert to either commercial real estate loans or will be sold in individual condo units and residential construction loans to builders for resale. Overall, our construction loan portfolio grew 14% over the past year, reflecting the changing demand in the market for real estate financing due to a slowing real estate market. In the aggregate, this category totaled $99.6 million or 26.3% of our portfolio as of December 31, 2006, compared to $87.0 million and 28.6% of the portfolio as of December 31, 2005. This compares to $38.6 million or 18.4% of the loan portfolio at December 31, 2004.
          Commercial construction loans are underwritten using the same standards as the commercial real estate loans described above. Alliance Bank has generally agreed to make longer term loans (we are our own “take-out”) upon completion of construction on the same terms and conditions described in the preceding discussion on commercial real estate loans. The interest rate during the construction period is generally floating and tied to the WSJ prime rate.

          We specialize in making loans to residential home builders who are delivering 1 to 10 single family units per year. We advance money for the purchase of lots and also provide funds for construction. When practical, we limit the number of speculative units that a builder can have at any particular time. Our construction loan monitoring process includes a complete appraisal including current market comparisons, periodic site inspections by a third party, regular interaction by the relationship managers and administrative oversight of the funds utilized in construction to ensure that construction is progressing as planned and that there are always sufficient funds left in the loan to complete the project. We also make a strong effort to ensure that AHF or ABMD has an opportunity to provide mortgages to the buyers of the homes built by our customers. In addition to evaluating the financial capacity of the borrower, we also require equity in each transaction that puts us in a range of 70-80% loan-to-value on an “as completed” basis. Substantially all the loans in this category carry a floating rate of interest tied to the WSJ prime rate.
          The overall health of the local real estate market has a direct correlation on our real estate construction loan portfolio. The slowdown the real estate market place experienced in 2006 has caused developers to review projects carefully. They may slow down the delivery rates of projects, modify projects, defer projects or cancel them altogether. The larger volume of residential real estate on the market has made for stiffer pricing competition for developers, which in turn, may cause a decrease in the volume of loans in this area. Many of the projects undertaken prior to 2006 with expected delivery dates of 2006 and into 2007 have been impacted. Our organization has taken a close look at this line of business and has determined it is a desirable long term line of business but warrants a moderating exposure in the short term.
     Residential Real Estate Lending. This portion of the loan portfolio grew 38% in 2006 over 2005, to $96.5 million and 25.5% of the portfolio from $70.0 million and 23.0%. The $96.5 million in this category consists of two different loan types: home equity loans (“HELOCs”, loans secured by secondary financing on residential real estate) and first mortgage loans secured by single family residences not held for sale through AHF or ABMD.
          Alliance Bank has been an active HELOC lender since its inception. This portfolio is attractive to us for a number of reasons: relationship-based, secured, granular, floating rate. We have typically not competed against the “teaser rate” offerings and the “no closing costs” deals often seen in the market. We rely on our strong relationships with realtors, mortgage companies, including our mortgage banking division, and others involved in the real estate markets to grow this business line. We underwrite each loan by considering the borrower’s capacity to service the debt, the loan-to-value ratio (typically 75-90%), the credit and employment history of the borrower, as well as their overall financial condition. Substantially all of these loans are priced at or above the WSJ prime rate and float on a daily basis. While our loans generally have a revolving period of 15 years followed by a 15 year amortization (30 years total), our experience is that, similar to first mortgages, the actual expected maturity of an individual loan is much shorter. The average principal balance on a HELOC is approximately $84 thousand.

          Residential first mortgage loans carried on Alliance Bank’s books result from two distinct activities. First, we have a group of business customers who are active in the acquisition and remodeling of existing single family residential property. These loans, secured by first deeds of trust, are generally made under annually reviewed lines of credit which outline the terms and conditions of each individual advance. Each advance generally has a maturity of less than 1 year and carries a floating rate of interest tied to the WSJ prime rate. Loan to value ratios are maintained at 80% or less. Our customers buy these properties in the ordinary course of their business either directly from sellers or as part of a foreclosure process. They then invest their own money along with our loan to restore the property to a fully marketable condition. These loans in many respects are similar to regular residential construction loans. We also find the granularity of these loans to be attractive, with average outstandings per property or approximately $302 thousand.
          The second group in this category is loans secured by first trusts on residential property to owners. In the past, our preference was to originate first trusts through AHF for sale, now this will be done through our mortgage banking division, ABMD. However, there are times when business circumstances justify making a first mortgage loan in our regular portfolio. These situations include loans to individuals (a) who for one reason or another do not find mortgage products in the market to fit their needs and who maintain substantial non-lending relationships with us that make these loans attractive to us, or (b) loans made under terms and conditions that we believe will be saleable in the near term. Our approach to these loans is reactive, that is, we consider such requests in order to be a full service financial institution but we do not actively market this product. The maximum loan-to-value ratio in these loans is 90%, with most at lower advance rates. These loans usually either have a maturity of 5 years or less and carry interest rates that adjust with the WSJ prime rate, or look like a more 30-year traditional mortgage loan.
     Consumer Installment Lending. This category constitutes the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of December 31, 2006 was $4.4 million compared to $3.0 million as of December 31, 2005.
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

          We utilize both a signature system and a committee system for approving loans. Relationship managers are given credit authority commensurate with their experience and demonstrated knowledge and ability. The maximum individual authority of any relationship manager is $250,000. Loans from $250,000 to $1,000,000 require a second signature of either the Director of Commercial Banking, Chief Credit Officer, or President.
          Loans in excess of $1,000,000 are considered by our management loan committee, which consists of the senior relationship managers, the President and the Chief Credit Officer. Loans greater than our self-imposed “house limit” (equal to approximately 80% of our legal limit or less for transactions perceived to have greater risk) and loans that contain policy exceptions require approval of Directors’ Loan Committee. In determining the actual level of required approval, all direct and indirect extensions of credit to the borrower are considered.
     Exposure Management Process. A key factor in developing the portfolio relates to the size of individual requests and the concentration of exposure in individual borrowers and their related interests, as well as product or industry concentrations. We try to address all of these issues in our approval process. While we have regulatory guidelines for maximum loans and concentrations, our policy is to use lower limits to prudently manage our business. In addition, we try to spread higher exposures over multiple activities of the particular borrower. Our goal is to limit the impact one borrower or event can have on the Bank.
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
          We are a seller of loans (participations out) as part of our exposure management process. We seek participants even for loans that we find acceptable and within our policy guidelines in order to spread the risk and maintain the capacity to handle future requests from the same borrower.
          At least semi-annually, management also recommends to the Bank board for its approval two documents: (1) Business Strategy by Credit Type and (2) Recommended Concentrations Limits by Credit Type. These documents are intended to provide guidance to all those involved in our lending process regarding our objectives as it relates to the diversification of the loan portfolio. The Business Strategy document provides clear and concise direction as it relates to each major loan category. A number of factors are considered which result in a recommendation to either expand, attract, maintain, shrink or disengage from a particular type of lending. At the present time, our business plans call for reducing our exposure to certain construction categories and land loans.

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
     Independent Loan Review. The Board of Directors approves loan policies. Relationship managers originate loans. Committees approve loans. Administrators oversee loans. A critical aspect of credit risk management is the independent evaluation of all the processes that take a loan from origination to final repayment. We have employed the services of an independent company to assess our entire lending operation. The review is conducted at least annually. In addition, auditors also examine the loan portfolio. They evaluate our underwriting process to ensure that we are doing an appropriate level of due diligence. We ask them to review the quality of individual loans to ensure that we have fairly described the risks in a particular credit. They are directed to evaluate whether we are administering loans in accordance with our policies and procedures.
          Their work includes a review of delinquency reports for status and collection activity. They evaluate the remediation plans in place on all identified problem loans. Each loan that is chosen as part of the sample has the risk rating confirmed. They evaluate the adequacy of specific reserve allocations on impaired credits and the appropriateness of the overall allowance for loan losses.
          We report the results of the independent loan review activities to the Bank’s director’s loan committee and to the Bank’s Board of Directors. We are not aware of any material differences between management, the Board of Directors and the independent company regarding specific loans, loan policies or credit administration.
     Lending Limit. At December 31, 2006, our legal lending limit for loans to one borrower was $9.0 million. As part of our risk management strategy, we maintain internal “house” limits below our legal lending limit. Our current house limit is 80% of our legal lending limit. When we receive customer requests in excess of our house or legal lending limit, we evaluate the credit risk under our normal guidelines. Approved transactions exceeding our lending limit are sold and funded by other banks. This practice allows us to serve our clients’ business needs as they arise.

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
Deposit Activities
     Deposits are the major source of our funding. We offer a broad array of deposit products that include Demand, NOW, money market and savings accounts as well as certificates of deposit. We typically pay a competitive rate on the interest bearing deposits to garner our share of the market. As a relationship-oriented bank, we seek generally to obtain deposit relationships with our loan clients. As our overall asset liability management process dictates, we may become more or less competitive in our deposit terms and interest rate structure. Additionally, we may use brokered deposits to augment Alliance Bank’s funding position (dollars and duration) as well as to support the funding needs of our mortgage banking division.
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

MORTGAGE BANKING
          We diversified our core banking revenue stream with the addition of our mortgage banking subsidiary, AHF, which opened in July 2001. As described below, however, on December 27, 2006, Bankshares announced its intentions to exit the mortgage banking operations conducted by AHF. Our mortgage banking services will continue but as a smaller division of Alliance Bank.
          Through AHF, we originated conforming and non-conforming home mortgages in the greater Washington, D.C. metropolitan area. As part of our overall risk management strategy, all loans were sold on a correspondent basis to major national mortgage banking or financial institutions, and servicing rights are sold with the loans.
          Loan sale gains were $4.1 million in 2006, compared to $3.0 million in 2005. AHF originated $199.6 million in mortgage loans, an increase of $25.3 million over the 2005 level of $174.3 million. Proceeds from mortgage loans were $191.1 million in 2006 compared to $196.2 million in 2005.
          On December 27, 2006, Bankshares announced its intention to restructure its mortgage banking operations and wind down the existing AHF operations and create a division with in the Bank. Bankshares took a fourth quarter pre-tax charge of $680 thousand to wind down the AHF operations, with an after-tax charge of $449 thousand. The charges covered staff severance, systems charges, estimated subleasing costs and various other costs associated with the closure of AHF. Our mortgage banking services will continue but as a smaller division of Alliance Bank.
INSURANCE
          On November 15, 2005, Alliance Bank acquired Danaher Insurance Agency, which we renamed Alliance Insurance Agency, Inc. This full line insurance agency offers property and casualty insurance to small businesses, home, life and auto insurance along with a broad array of employee benefits. For the year ended December 31, 2006 commission revenues were $1.6 million.
          We expanded on our insurance agency line of business in December 2006 through the purchase of certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc. We operate those business activities as Alliance/Battlefield Insurance Agency, LLC, which is a wholly owned subsidiary of AIA. The size of this division is approximately 75% of our base insurance agency.
          We believe the insurance product line is a natural adjunct to our core business operations. Additionally, this diversified revenue stream reduces the cyclical impact of other Alliance revenue streams.
EMPLOYEES
          As of December 31, 2006 we had 113 full-time and 2 part-time employees. None of our employees are covered by any collective bargaining agreements, and relations with our employees are considered good.

LOCATION AND MARKET AREA
          Our primary market is the greater Washington, D.C. metropolitan area, which includes the Northern Virginia counties of Fairfax, Prince William, Arlington, Fauquier, and Loudoun; the Northern Virginia cities of Alexandria, Manassas, Manassas Park, Fairfax, Falls Church and Fredericksburg; the Maryland counties of Montgomery, Frederick, and Prince Georges; and the District of Columbia. We are located in Fairfax, Virginia, a key area within the Northern Virginia market. Our branches are in Fairfax County, Arlington County, and Prince William County. Our main banking office is located in the Fair Lakes area of Fairfax. We have additional offices in the City of Manassas Park, Reston, Ballston, Tysons Corner and Fredericksburg. Our mortgage banking division and insurance agencies both serve a broad market in the greater Washington, D.C. metropolitan area. Prior to closing at the end of 2006, the AHF mortgage origination offices were located in Fairfax, Manassas and Reston; the new division, ABMD, will operate out of our Chantilly headquarters location. Our insurance agencies are located in Annandale and Manassas. In addition to the offices for the Bank, mortgage banking and insurance, we also lease administrative space in Chantilly, Virginia. The Chantilly location serves as our corporate headquarters.
          According to a study by The Center for Regional Analysis, an affiliate of George Mason University that conducts research and analytical studies on economic, fiscal and demographic issues related to the metropolitan Washington D.C. area, the greater Washington area is one of the wealthiest regions in the nation. It has a diverse private sector economy, with strong technology, international, business and tourism sectors, making it an ideal location for firms looking to gain national and global exposure. In addition, according to a survey compiled by the FDIC reflecting June 30, 2006 information, total deposits in the metropolitan Washington, D.C. area were approximately $144.8 billion, up $13.8 billion from the June 30, 2005 amount. With the region’s population projected by The Center for Regional Analysis to increase from 5.9 million to 6.3 million by 2008, management believes the metropolitan Washington, D.C. area is poised to maintain its long term positive economy.
COMPETITION
          The banking business is highly competitive. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our primary market area and elsewhere on the basis of paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. We seek to distinguish ourselves from our competitors by making a special effort to obtain deposits from title and mortgage loan closing companies.
SUPERVISION AND REGULATION
Regulation of the Corporation
          Bankshares must file annual, quarterly and other periodic reports with the Securities and Exchange Commission (SEC). Bankshares is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the SOX Act), and the related rules and regulations. The SOX Act includes significant additional disclosure requirements and corporate governance and other related rules. Bankshares has expended considerable time and money in complying with the SOX Act and expects to continue to incur additional expenses in the future.

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
          The Bank Holding Company Act (the BHCA) generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks. Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks also are able to branch across state lines, provided certain conditions are met, including that applicable state laws expressly permit such interstate branching. Virginia permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is based. Similarly, approval of the Virginia Bureau of Financial Institutions is required for certain acquisitions of other banks and bank holding companies. The Federal Reserve has jurisdiction to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company.
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
Capital Requirements
          The Federal Reserve Board and the Federal Deposit Insurance Corporation (the FDIC) have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, Bankshares and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4 percent. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. At December 31, 2006, the total capital to risk-weighted asset ratio of Bankshares was 15.0% and the ratio of the Bank was 13.3%. At December 31, 2006, the Tier 1 capital to risk-weighted asset ratio was 14.0% for Bankshares and 12.3% for the Bank.
          In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4 percent for banks and bank holding companies. At December 31, 2006, the Tier l leverage ratio was 9.7% for Bankshares and 8.6% for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
Prompt Corrective Action
          The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” under the risk-based and leverage capital guidelines discussed above. These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2006, Bankshares was considered “well capitalized.”

Payment of Dividends
          As a bank holding company, we are a separate legal entity from Alliance Bank, AHF and AIA. Virtually all of our income results from dividends paid to us by Alliance Bank. Alliance Bank is subject to laws and regulations that limit the amount of dividends that it can pay. The amount of dividends that may be paid by Alliance Bank depends upon Alliance Bank’s earnings and capital position and is limited by federal and state law, regulations and policies. As a bank that is a member of the Federal Reserve System, Alliance Bank must obtain prior written approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years. In addition, Alliance Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, Alliance Bank is not permitted to add the balance of its allowance for loan losses account to its undivided profits then on hand. It may, however, net the sum of its bad debts as so defined against the balance of its allowance for loan losses account and deduct from undivided profits only bad debts so defined in excess of that account. In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings.
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
Regulation of Alliance Bank
          Alliance Bank is a Virginia chartered commercial bank and a member of the Federal Reserve System. Its deposit accounts are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of Alliance Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing Alliance Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.
Insurance of Accounts, Assessments and Regulation by the FDIC
          Alliance Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.

Restrictions on Extensions of Credit and Investment in the Stock of Bankshares or its Subsidiaries
          Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing, on the condition that: (a) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (b) the customer obtain or provide some additional credit, property or service from or to a holding company or any other subsidiary of a holding company; or (c) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.
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
     The success of our future recruiting efforts will impact our ability to grow. The implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them. In addition, we are deploying resources to attract additional relationship officers, mortgage loan originators, and insurance agents, but cannot guarantee that this investment of money and management time will be successful. The success of our recruiting efforts may impact our ability to grow and future profitability.
     We have been effective in a specific market niche, which creates an industry concentration. We have made a special effort to obtain deposits from title and mortgage loan closing companies. These are monies held for short periods of time by title and mortgage loan closing companies pending the disbursement of funds in mortgage loan or mortgage loan refinancing transactions. The balances on deposit with us from these depositors tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits, which creates a real estate industry concentration. These deposits are subject to seasonal and cyclical market fluctuations and are particularly sensitive to slower real estate markets. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. Because of this industry concentration in our deposits, we are exposed to liquidity and concentration risks attendant to changes in real estate markets, which could adversely impact our overall performance. In 2006 we saw a larger decline in the title company deposits than in the past years. We maintained the key client relationships; however, many title companies were impacted in their respective business due to the slower real estate market.
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

     Structural changes to our mortgage banking business may not be adequate to deal with the real estate mortgage market volatility due to key economic issues such as inventory, pricing, production staff and interest rates, which could dampen our financial performance. In late 2006 we announced a major restructuring of our mortgage banking unit, AHF. We decided to exit the stand alone operating business of our subsidiary AHF and created an approximately ten person division within the Bank to serve as a client focused mortgage banking unit. The structural changes were designed to improve operating performance in the future by utilizing a more focused approach to the mortgage banking business. These changes, however, may not have the desired impacts due to several factors. The recent slowing of the local housing market in the metropolitan Washington, D.C. area has led to large levels of inventories, which could affect real estate pricing and, relatedly, mortgage origination fees. The unusual interest rate market has made mortgage financing more difficult for traditional borrowers, which could lead to a decrease in the volume of mortgage originations. These factors, along with normal personnel retention challenges, create a series of business risks which could adversely affect Bankshares’ financial performance.
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
     Failure to maintain an effective system of internal control over financial reporting may not allow us to be able to accurately report our financial results or prevent fraud. The requirements of Section 404 of the Sarbanes Oxley Act and SEC rules and regulations require an annual management report on our internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting, and an attestation report by our independent registered public accounting firm addressing these assessments. Such reports have been included in this annual report on Form 10-K. Management assessed the effectiveness of our internal control over financial reporting, including safeguarding of assets as of December 31, 2006 and believes that, as of December 31, 2006, we maintained effective internal control over financial reporting, including safeguarding of assets. If we fail to maintain an effective system of internal control over financial reporting we may not be able to report our financial results with the desired degree of accuracy or to prevent fraud.

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
     We believe a natural evolution of a community-focused bank is to expand the delivery channels via the branch network. We plan to take advantage of strategic opportunities to acquire new branch locations presented to us via mergers and consolidation occurring in our marketplace. We may lease branches that are being closed by other banks. Additionally, we will pursue key market locations for new branch facilities.
     The following table highlights our facilities:

Address	Type of Facility	Base Lease Expiration(1)

14200 Park Meadow Drive Chantilly, Virginia	Corporate Headquarters	July 2016

12735 Shops Lane Fairfax, Virginia	Main banking office, Full service branch, ATM	November 2008

11730 Plaza America Drive Reston, Virginia	Full service branch, ATM	August 2012

4501 North Fairfax Drive Arlington, Virginia	Full service branch, ATM	June 2013

8221 Old Courthouse Road Vienna, Virginia	Full service branch, ATM	October 2008

9150 Manassas Drive Manassas Park, Virginia	Full service branch, ATM	August 2004 (2)

607 William Street Fredericksburg, Virginia	Loan production office	November 2011

4200 Evergreen Lane Annandale, Virginia	Insurance agency headquarters Insurance agency office	November 2008

10611 Balls Ford Road Manassas, Virginia	Insurance agency office	November 2013

9020 Mathis Avenue Manassas, Virginia	Insurance agency office	November 2008

9200 Church Street Manassas, Virginia	Former mortgage banking office Subleased for remaining term	August 2005

9990 Lee Highway Fairfax, Virginia	Former mortgage banking headquarters Former mortgage banking office	March 2010 (3)

1840 Michael Faraday Drive Reston, Virginia	Former mortgage banking office	December 2008 (3)

14280 Park Meadow Drive Chantilly, Virginia	Former Corporate Headquarters Subleased for remaining term	October 2007 (4)

(1)	Office leases have one or more renewal options that may be exercised at our discretion subject to terms and conditions outlined in each specific lease. Note 13 of the Notes to Consolidated Financial Statements details the future minimum rental commitments.

(2)	Initial lease has expired, month to month terms exit.

(3)	On the market for sublease through the remainder of the base term.

(4)	Subleased thru the remainder of the initial lease term.

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
Item 3. Legal Proceedings
     There are no material pending legal proceedings to which Bankshares or any of its subsidiaries is a party or to which the property of Bankshares or any of its subsidiaries is subject.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed for quotation on the NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) on the NASDAQ Stock Market System under the symbol ABVA. As of March 12, 2007, we had 5,551,477 shares of common stock issued and outstanding, held by approximately 398 shareholders of record and the closing price of our common stock was $15.28.
     The high and low sales prices per share for our common stock for each quarter for the two years ended December 31, 2006, as reported by the NASDAQ Stock Market, are shown in the table below. During these periods, we did not issue any cash dividends.

	2006*		2005*
Quarter	High	Low	High	Low
First	$16.48	$13.91	$15.11	$13.07
Second	16.92	16.18	14.00	12.35
Third	17.11	15.48	14.72	13.04
Fourth	17.34	15.49	14.78	13.91

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.
Dividend Policy
     We have elected to retain all earnings to support current and future growth. From time to time, we will consider a stock split in the form of a stock dividend in lieu of paying cash dividends. Our most recent stock split in the form of a 15% stock dividend was distributed to shareholders on June 30, 2006.
     Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends, refer to Item 1, “Business,” under the heading “Payment of Dividends” and Note 20 of the Notes to Consolidated Financial Statements.” It is our current policy to retain cash earnings to support future organizational growth. However, on May 25, 2006 the Board of Directors of Bankshares declared a three-for-twenty stock split in the form of a 15% stock dividend. Each shareholder received three additional shares for every twenty shares of stock held on the record date. The stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006.

Item 6. Selected Financial Data

	Selected Financial Information
	Year Ended December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands, except per share data)

Income Statement Data:
Interest income	$39,575		$28,929		$19,151		$14,617		$10,187
Interest expense	18,522		10,501		6,852		5,407		3,471

Net interest income	21,053		18,428		12,299		9,210		6,716
Provision for loan losses	1,020		1,142		886		396		478
Non-interest income	6,027		3,514		6,181		8,774		4,356
Non-interest expense	19,422		15,048		13,963		12,102		7,333
Income taxes	2,159		1,694		864		1,497		839

Net income	$4,479		$4,058		$2,767		$3,989		$2,422

Per Share Data and Shares Outstanding Data: (1)
Basic net income	$0.81		$0.74		$0.53		$1.08		$0.66
Fully diluted net income	0.76		0.69		0.49		0.99		0.64
Cash dividends declared	—		—		—		—		—
Book value at period end	9.84		8.79		8.46		5.19		4.82
Shares outstanding, period end	5,551,477		5,532,708		5,512,351		3,727,715		3,648,551
Average shares outstanding, basic	5,536,771		5,518,743		5,228,035		3,689,394		3,648,551
Average shares outstanding, diluted	5,922,475		5,866,785		5,604,043		4,030,024		3,776,983

Balance Sheet Data:
Total assets	$644,371		$611,485		$479,720		$357,048		$280,625
Total loans, net of unearned discount	378,676		304,228		209,204		118,762		82,786
Total investment securities	200,819		228,791		209,141		175,099		131,085
Total deposits	471,333		461,178		355,691		276,739		215,966
Stockholders’ equity	54,637		48,611		46,622		19,355		17,568

Performance Ratios:
Return on average assets	0.72%		0.71%		0.63%		1.16%		1.23%
Return on average equity	8.75%		8.59%		6.87%		21.00%		16.00%
Net interest margin (2)	3.64%		3.51%		3.10%		3.07%		3.88%

Asset Quality Ratios: (3)
Allowance to period-end loans	1.16%		1.12%		1.10%		1.22%		1.29%
Allowance to non-performing loans	5.34	X	1.87	X	1.77	X	3.58	X	N/A
Non-performing assets to total assets	0.13%		0.30%		0.27%		0.13%		N/A
Net charge-offs to average loans	0.02%		0.01%		0.02%		0.01%		0.03%

Capital Ratios:
Tier I risk-based capital	14.0%		16.1%		21.5%		15.0%		12.3%
Total risk-based capital	15.0%		17.0%		22.3%		18.4%		13.1%
Leverage capital ratio	9.7%		10.0%		11.6%		7.0%		6.4%
Total equity to total assets	8.5%		7.9%		9.7%		5.4%		6.3%

(1)	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-two stock split in the form of a stock dividend paid on September 29, 2003 and the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

(2)	Net interest income divided by total average earning assets.

(3)	Non-performing assets consist of nonaccrual loans, restructured loans and foreclosed properties.

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
FORWARD-LOOKING STATEMENTS
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Anticipated growth of our insurance company;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. Metropolitan region;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	Changes in the national and local home mortgage market;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our use of technology or the use of technology by key competitors;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Changes in regulatory requirements and/or restrictive banking legislation; and

•	Other factors described from time to time in our Securities and Exchange Commission filings.

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
2006	Performance Highlights

•	Assets were $644.4 million at December 31, 2006, an increase of $32.9 million (5.4%) from December 31, 2005.

•	Total loans, net of unearned discount were $378.7 million at December 31, 2006, an increase of $74.4 million (24.5%) from December 31, 2005.

•	Our investment portfolio was $200.8 million at December 31, 2006, a decrease of $28.0 million or 12.2% less than December 31, 2005.

•	Deposits were $471.3 million at December 31, 2006, an increase of $10.1 million (2.2%) from December 31, 2005.

•	Demand deposits were $158.7 million at December 31, 2006, a decrease of $27.2 million or 14.6% less than December 31, 2005.

•	Net income was $4.5 million at December 31, 2006, an increase of $421 thousand (9.8%) from December 31, 2005.

•	On December 27, 2006 we announced our intention to transition AHF from a separate subsidiary to a division of the Bank and took a $680 thousand pre-tax loss to wind up the operations.

•	AIA commission revenue income was $1.6 million as of December 31, 2006.

•	On December 14, 2006 AIA acquired certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc. to form Alliance/Battlefield Insurance Agency, LLC.
Executive Overview
Balance Sheet
     December 31, 2006 compared to December 31, 2005. Total assets were $644.4 million as of December 31, 2006, an increase of $32.9 million over the December 31, 2005 level of $611.5 million. As of year end 2006, total loans were $378.7 million, loans held for sale were $18.5 million and investments were $200.8 million. The balance of the earning assets was overnight federal funds sold of $11.7 million. These earning assets amounted to $609.7 million or 94.6% of total assets at year end 2006, as compared to $576.4 million or 94.3% of total assets as of year end 2005.
     The allowance for loan losses was $4.4 million or 1.16% of loans outstanding as of December 31, 2006. This compares to $3.4 million or 1.12% of loans outstanding as of December 31, 2005. (The ratios exclude loans held for sale.) There were two non-performing loans totaling $476 thousand as of December 31, 2006, compared to one non-performing loan of $204 thousand as of December 31, 2005. Impaired loans or those loans requiring a specific allocation within the allowance for loan losses amounted to $636 thousand as of December 31, 2006 compared to $1.8 million as of December 31, 2005. The specific allocation of the allowance for loan losses was $126 thousand as of December 31, 2006 and $115 thousand as of December 31, 2005.

     Total deposits amounted to $471.3 million as of December 31, 2006, an increase of $10.1 million over the December 31, 2005 level of $461.2 million. This change is attributable to the business building efforts of relationship officers and the use of brokered deposits to augment our natural deposit growth. Total demand deposits were $158.7 million as of December 31, 2006 compared to $185.9 million as of year end 2005. Demand deposits represent 33.7% of total deposits as of December 31, 2006, compared to 40.3% as of December 31, 2005. Because of the slower real estate market, average deposits from title companies were lower than in previous years.
     We use customer repurchase agreements (customer repos) and wholesale funding from the Federal Home Loan Bank of Atlanta (FHLB) to support the asset growth of the organization. As of December 31, 2006, there were $43.3 million of customer repos outstanding or $5.6 million more than were outstanding at the end of 2005. The growth relates to additional customers garnered in 2006 as well as expansion of existing customer relationships. As of December 31, 2006, the organization had $50.0 million in FHLB long term advances outstanding, compared to $30.0 million as of December 31, 2005. The longer term FHLB advances are used as part of our overall Balance Sheet management strategy, which focuses on lengthening liabilities when feasible.
     In June 2003, we issued $10 million in Trust Preferred Securities through a statutory business trust. As of December 31, 2006 and December 31, 2005, the full $10 million was considered Tier I regulatory capital.
     Total stockholders’ equity was $54.6 million as of December 31, 2006 and $48.6 million as of December 31, 2005. Book value per share increased to $9.84 as of December 31, 2006 from $8.79 as of December 31, 2005.
     December 31, 2005 compared to December 31, 2004. Total assets were $611.5 million as of December 31, 2005, an increase of $131.8 million over the December 31, 2004 level of $479.7 million. The loan portfolio, net of discounts and fees, was $304.2 million at December 31, 2005, $95.0 million greater than the December 31, 2004 level of $209.2 million. Investment securities available for sale amounted to $228.7 million at December 31, 2005, a $19.7 million increase over the December 31, 2004 level of $209.0 million. At December 31, 2005, the deposit portfolio was $461.2 million, a $105.5 million increase over the December 31, 2004 level of $355.7 million. Total stockholders’ equity amounted to $48.6 million at December 31, 2005, an increase of $2.0 million over the $46.6 million level at December 31, 2004. Book value per share increased from $8.46 in 2004 to $8.79 as of December 31, 2005.
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

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Bankshares adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
Results of Operations
     2006 compared to 2005. For the year ended December 31, 2006, net income amounted to $4.5 million, compared to $4.1 million for 2005. Earnings per common share, basic were $.81 in 2006 and $.74 in 2005. Earnings per common share, diluted were $.76 in 2006 and $.69 in 2005. Return on average equity was 8.75% in 2006 compared to 8.59% in 2005. Return on average assets was .72% in 2006 compared to .71% in 2005. The net interest margin was 3.64% in 2006 which compares to 3.51% in 2005.
     On December 27, 2006, Bankshares announced its intention to restructure the mortgage banking operations conducted by AHF but continue these operations as a division of the Bank. Bankshares took a fourth quarter pre-tax charge of $680 thousand to wind down the operations, with an after-tax charge of $449 thousand. The charges covered staff severance, systems charges, estimated subleasing costs and various other costs associated with the closure of AHF. Our mortgage banking services will continue, but as a division of Alliance Bank.
     2005 compared to 2004. For the year ended December 31, 2005, net income amounted to $4.1 million, compared to $2.8 million for 2004. Earnings per common share, basic were $.74 in 2005 and $.53 in 2004. Earnings per common share, diluted were $.69 in 2005 and $.49 in 2004. Return on average equity was 8.59% in 2005 compared to 6.87% in 2004. Return on average assets was .71% in 2005 compared to .63% in 2004. The net interest margin was 3.51% in 2005 which compares to 3.10% in 2004.
Interest Income and Expense
     Net interest income (on a fully taxable equivalent basis) was $21.3 million in 2006 or $2.4 million greater than the 2005 level of $18.9 million. This 12.9% increase is primarily attributable to the substantial increase in net earning assets, and the growth of our loan portfolio.
     The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.

The average balances used in these tables and other statistical data were calculated using daily average balances.
Average Balances, Interest Income and Expense and Average Yield and Rates (1)

	Year Ended December 31,
	2006			2005			2004
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:

Interest earning assets:

Investment securities	$207,608	$9,836	4.74%	$227,579	$9,991	4.39%	$199,836	$8,905	4.46%

Loans (2)	366,074	29,459	8.05%	268,633	18,149	6.76%	175,743	10,289	5.85%

Federal funds sold	10,188	503	4.94%	40,627	1,213	2.99%	38,511	486	1.26%

Total interest earning assets	583,870	39,798	6.82%	536,839	29,353	5.47%	414,090	19,680	4.75%

Non-interest earning assets:
Cash and due from banks	23,809			27,107			20,006
Premises and equipment	2,639			2,176			2,060
Other assets	13,679			8,019			7,179
Less: allowance for loan losses	(3,992)			(2,824)			(1,705)

Total non-interest earning assets	36,135			34,478			27,540

Total Assets	$620,005			$571,317			$441,630

Liabilities and Stockholders’ Equity:
Interest bearing liabilities:
Interest-bearing demand deposits	$38,330	$617	1.61%	$39,755	$488	1.23%	$23,880	$246	1.03%
Money market deposit accounts	22,898	688	3.00%	29,916	554	1.85%	22,702	308	1.36%
Savings accounts	4,217	67	1.59%	3,926	53	1.35%	3,056	34	1.11%
Time deposits	201,030	9,049	4.50%	184,591	5,913	3.20%	162,108	4,401	2.71%

Total interest-bearing deposits	266,475	10,421	3.91%	258,188	7,008	2.71%	211,746	4,989	2.36%
FHLB Advances	39,463	1,590	4.03%	21,068	682	3.24%	19,617	486	2.48%
Other borrowings	123,984	6,511	5.25%	81,789	2,812	3.44%	51,669	1,377	2.67%

Total interest-bearing liabilities	429,922	18,522	4.31%	361,045	10,502	2.91%	283,032	6,852	2.42%

Non-interest bearing liabilities:
Demand deposits	132,972			158,944			115,617
Other liabilities	5,932			4,104			2,702

Total Liabilities	568,826			524,093			401,351
Stockholders’ Equity	51,179			47,224			40,279

Total Liabilities and Stockholders’ Equity:	$620,005			$571,317			$441,630

Interest Spread (3)			2.51%			2.56%			2.33%

Net Interest Margin (4)		$21,276	3.64%		$18,851	3.51%		$12,828	3.10%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The bank had nonaccruing loans of $476, $204 and $0 thousand in 2006, 2005 and 2004 respectively.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Our net interest margin was 3.64% for the year ended December 31, 2006, compared to 3.51% for 2005. The net interest income earned, on a fully taxable equivalent basis, grew from $18.9 million in 2005 to $21.3 million in 2006, an increase of 12.9%.
     Average loan balances were $366.1 million for the year ended December 31, 2006, compared to $268.6 million for 2005. This is an increase of $97.5 million, or 36.3%. The related interest income from loans was $29.5 million in 2006, an increase of $11.4 million over the 2005 levels. The average yield on loans increased to 8.05% in 2006, up 129 basis points compared to the same period in 2005.
     Investment securities income of $9.8 million (on a fully taxable equivalent basis) brought our net interest income level to $21.3 million (on a fully taxable equivalent basis) for the year ended December 31, 2006. This represents an increase of $2.4 million in net interest income (on a fully taxable equivalent basis) over the 2005 level of $18.9 million. The tax equivalent yields on investment securities for the year ended December 31, 2006 and 2005 were 4.74% and 4.39%, respectively. The decline in the investment portfolio is a result of strategic initiatives undertaken to reduce the investment portfolio and migrate earning assets to loans.
     Excess liquidity results in federal funds sold for us. For the year ended December 31, 2006, federal funds sold contributed $503 thousand of interest income, compared to $1.2 million for the same period in 2005. Average interest-bearing liabilities (deposits and purchased funds) grew to $429.9 million in 2006, which was $68.9 million greater than the 2005 level of $361.0 million. Interest expense for all interest-bearing liabilities amounted to $18.5 million for the year ended December 31, 2006, an $8.0 million increase over the 2005 level of $10.5 million. Cost of interest bearing liabilities for the year ended December 31, 2005 was 4.31%, or 140 basis points higher than the 2005 level of 2.91%. Average other borrowings were $124.0 million as of December 31, 2006 up $42.2 million over the 2005 level. Average time deposits were $201.0 million, up $16.4 million over the 2005 level.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis
	Years Ended December 31,			Years Ended December 31,
	2006 compared to 2005			2005 compared to 2004
	Change Due To:			Change Due To:
	Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)

Interest Earning Assets:
Investments	$(155)	$(1,694)	$1,539	$1,086	$1,224	$(138)
Loans	11,310	7,411	3,899	7,860	6,073	1,787
Federal funds sold	(710)	(5,481)	4,771	727	28	699

Total Increase in Interest Income	10,445	236	10,209	9,673	7,325	2,348

Interest Bearing Liabilities:
Interest bearing deposits	3,413	470	2,943	2,019	969	1,050
Purchased funds	4,607	2,541	2,066	1,631	998	633

Total Increase in Interest Expense	8,020	3,011	5,009	3,650	1,967	1,683

Increase (Decrease) in Net Interest Income	$2,425	$(2,775)	$5,200	$6,023	$5,358	$665

          A key driver of our expanded net interest margin is the increased loan volume. As seen in the table above, loan interest income has increased by $11.3 million due primarily to the additional loan balances.
Allowance for Loan Losses and Asset Quality
          On December 31, 2006, Alliance Bank had two loans that were on nonaccrual status totaling $476 thousand compared to a single loan that was on nonaccrual status totaling $204 thousand at December 31, 2005. The allowance for loan losses was $4.4 million at December 31, 2006, or 1.16% of loans outstanding, compared to $3.4 million or 1.12% of loans outstanding, at December 31, 2005. (These ratios exclude loans held for sale.) In 2006, we had net charge-offs of $65 thousand compared to $20 thousand in 2005 and $164 thousand since inception in 1998. As of December 31, 2006, there were no loans past due 90 days and still accruing interest.
          As of December 31, 2006, we had loans to five borrowers that were recorded as “substandard” and “doubtful” on our internal loan watch list. These impaired loans amount to $819 thousand. We have allocated a $126 thousand of our allowance for loan losses towards these specific loans. This compares to an impaired loan balance of $1.8 million as of December 31, 2005. The allowance for loan losses as of December 31, 2005 included a specific allocation for the impaired loans of $115 thousand. (These balances include nonaccrual loans.)
          The allowance for loan losses was 1.12% of net loans, or $3.4 million, at December 31, 2005, and 1.10% of net loans, or $2.3 million at December 31, 2004. Net charge-offs were $20 thousand in 2005, compared to $30 thousand in 2004.

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
          The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Allowance for Loan Losses
	Year Ended December 31,
	2006		2005		2004	2003		2002
	(Dollars in thousands)
Balance, beginning of period	$3,422		$2,300		$1,444	$1,066		$610

Provision for loan losses	1,020		1,142		886	396		478

Chargeoffs:
Commerical	55		—		—	44		16
Consumer	16		25		40	—		11

Total chargeoffs	71		25		40	44		27
Recoveries:
Commerical	—		—		—	23		—
Consumer	6		5		10	3		5

Total recoveries	6		5		10	26		5

Net chargeoffs	65		20		30	18		22

Balance, end of period	$4,377		$3,422		$2,300	$1,444		$1,066

Allowance for loan losses to total loans	1.16%		1.12%		1.10%	1.22%		1.29%
Allowance for loan losses to non-accrual loans	9.2	X	16.8	X	NM	72.2	X	N/A
Non-performing assets to allowance for loan losses	18.71%		53.48%		56.40%	27.90%		N/A
Net chargeoffs to average loans	0.01%		0.01%		0.02%	0.01%		0.03%

          The following table provides a breakdown of the allocation allowance for loan losses by loan type. However, management does not believe that the allowance for loan losses can be fragmented by category with any precision that would be useful to investors. As such, the entire allowance is available for losses in any particular category, not withstanding this allocation. The breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance for loan losses as a whole. Because all of these factors are subject to change, the allocation and actual results are not necessarily indicative of the exact category of potential loan losses.

	Allocation of the Allowance for Loan Losses
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Commercial	$617	$529	$437	$434	$350
Commercial real estate	1,244	1,317	901	409	275
Real estate construction	1,196	1,155	383	127	150
Residential real estate	1,271	349	403	383	191
Consumer	38	26	40	24	100
Other	11	46	136	67	—

Total loans	$4,377	$3,422	$2,300	$1,444	$1,066

Loans
          We grant commercial business, commercial real estate, real estate construction, residential real estate and consumer loans in the normal course of business. The loan portfolio net of discounts and fees was $378.7 million as of December 31, 2006 or $74.5 million greater than the December 31, 2005 level of $304.2 million. The loan portfolio contains $322.1 million, or 85.1% in real estate related loans as of December 31, 2006. The real estate loans include home equity loans, owner-occupied commercial real estate and residential construction loans. Approximately $52.3 million or 13.8% of the loan portfolio at December 31, 2006 is represented by commercial business loans. These loans are generally secured and include adequate cashflows to support repayment of the loans.
          The following table summarizes the composition of the loan portfolio by dollar amount:

	Loan Portfolio
	December 31,
	2006	2005	2004	2003	2002
	Amount	Amount	Amount	Amount	Amount
	(Dollars in thousands)
Commercial business	$52,280	$37,131	$35,077	$29,300	$16,491
Commercial real estate	125,972	107,200	71,432	37,444	24,710
Real estate construction	99,636	87,046	38,578	11,264	11,111
Residential real estate	96,490	69,957	59,819	37,281	27,438
Consumer	4,409	2,957	4,020	3,190	3,036
Other	—	274	278	283	—
Less: unearned discount & fees	(111)	(337)	—	—	—

Total loans	$378,676	$304,228	$209,204	$118,762	$82,786

          The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2006:

	Loan Maturity Distribution
	December 31, 2006
	One Year	After One Year	After
	or Less	Through Five Years	Five Years	Total
	(Dollars in thousands)
Commercial business	$17,792	$23,635	$10,853	$52,280
Real estate construction	82,328	14,075	3,233	99,636

Total	$100,120	$37,710	$14,086	$151,916

Loans with:
Fixed rates	$18,732	$44,356	$34,706	$97,794
Variable rates	216,104	64,322	456	280,882

Total	$234,836	$108,678	$35,162	$378,676

          Loans Held for Sale. In 2001, we established our mortgage banking subsidiary, AHF. As part of our business strategy to offer complementary services to clients while minimizing risk, generally all loans originated by AHF were presold to correspondent lenders. As of December 31, 2006, $18.5 million of Loans Held for Sale were part of our asset base, as compared to $5.9 million at December 31, 2005. Our business objective includes having the loans sold, shipped and funded within a 90 day period. With the winding down of AHF in 2007, the Bank plans to have a similar mortgage lending business on a smaller scale as a division of the Bank with a similar shipping process.
Investment Securities
          We generally classify investment securities as available for sale under the classifications outlined in FASB Statement No. 115. In all periods presented, we had a single investment of $100 thousand classified as held to maturity. We use the portfolio to manage excess liquidity, customer deposit volatility and asset/liability mix.
          Investment securities available for sale were $200.7 million as of December 31, 2006, a decrease of $28.0 million compared to the December 31, 2005 level of $228.7 million. The effects of unrealized losses on the portfolio were ($4.2) million at December 31, 2006 and ($5.8) million at December 31, 2005. The unrealized losses amounted to 2.1% of the investment portfolio value as of December 31, 2006 and 2.5% of the investment portfolio value as of December 31, 2005.
          Our investment portfolio at December 31, 2006 and 2005 contained callable US government agency securities, US government agency collateralized mortgage obligations (CMOs), US government agency mortgage backed securities (MBS), state and municipal bonds, Federal Reserve Bank (FRB) stock, Federal Home Loan Bank (FHLB) stock and other securities. Our basic investment philosophy includes investments that provide stable cash flows, municipal securities and callable securities. According to our policy, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities at December 31, 2006 or December 31, 2005. We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.

          Contractual maturities of CMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. We generally expect theses securities to prepay prior to contractual maturity. Additionally, callable agency securities may be called by the issuer prior to the contractual maturity.
          Bankshares has developed and implemented an investment strategy focused on three key prongs. The first prong focuses on managing the base duration of the callable bond portions of the portfolio. The second prong focuses on expanding the cash flowing portion of the investment portfolio. The final prong focuses on managing the municipal bond or higher yielding portion of the portfolio. All of these strategies are undertaken within the context of the overall balance sheet and the then current investment portfolio and the overall investment market conditions. This remains our current strategy today, and the following paragraphs describe these prongs in detail.
          Base Duration Management. Bankshares investment strategy for the US government agency sector is for minimum reinvestment and to let the balance of this sector mature, be called or sold. The remaining portion of this sector provides a stable base within the investment portfolio. The December 31, 2006 US government agency portfolio was $58.4 million with a weighted average yield of 4.45% and a weighted average life of 5.1 years. This compares to the December 31, 2005 level of $67.2 million with a weighed average yield of 4.59% and a weighted average life of 6.1 years.
          Cashflowing Instruments. The second prong of the investment strategy is to maximize monthly cash flow. This type of investment allows the organization to have liquidity in most economic times. As such we have developed an investment portfolio composed of a variety of cashflowing bonds. We currently own US government agency MBS, US government agency CMOs and private label CMOs (PCMOs). The instruments have varying maturity and coupon characteristics. We own 7 year balloons, 10 year MBS, 15 year MBS, 20 year MBS, GNMA hybrid ARMs, agency CMOs with locked out positions, agency CMOs that are presently in the cash flow windows. In addition, we own PCMOs with varying issuers and AAA ratings along with varying coupons. The diversified nature of this portion of the investment portfolio is expected to provide cash flow or interest rate repricing in most economic cycles. As of December 31, 2006, these instruments amounted to $112.3 million with a weighted average yield of 4.55% and a weighted average life of 3.1 years, compared to $143.9 million with a weighted average yield of 4.54% and a weighted average life of 3.6 years at December 31, 2005. In 2006 we received principal payments of $24.4 million from all investment securities.
          Portfolio Yield. The third prong of the investment strategy is based on investment yield performance. We generally invest in AAA insured bank qualified municipal bonds. This portion of the investment portfolio is invested on a longer duration basis. We own instruments with maturities ranging from 2010 to 2035. Many of the instruments have call features which would allow the issuer to redeem the bonds prior to final maturity.

          The December 31, 2006 municipal portfolio was $25.3 million with a weighted average tax equivalent yield of 5.84% and a weighted average life of 13.9 years. This compares to the December 31, 2005 level of $13.1 million with a weighed average yield of 5.44% and a weighted average life of 10.1 years.
          The overall investment portfolio had a base case duration of 3.5 years as of November 30, 2006. If interest rates rise 100 basis points, the base case duration extends to 4.5 years or very similar to the duration of a 5 year US Treasury security which has a duration of 4.3 years. The investment portfolio is modeled on an instrument level basis for portfolio management purposes. In addition, the investment portfolio is modeled on a detailed basis within the NII and EVE ALM models. The performance of the investment portfolio in the interest rate shock tests is considered as part of the overall balance sheet management process and appropriate ALM strategies are developed and implemented accordingly.
          Investment securities available for sale amounted to $228.7 million at December 31, 2005, a $19.7 million increase over the December 31, 2004 level of $209.0 million. The effects of unrealized losses on the portfolio were ($5.8) million at December 31, 2005 and ($2.4) million at December 31, 2004.
          The following table sets forth a summary of the investment securities portfolio at December 31, 2006, 2005 and 2004:

	Investment Securities (1)
	December 31,
	2006	2005	2004
	(Dollars in thousands)
Available For Sale Securities
U.S. government agency securities	$58,399	$67,228	$56,323
U.S. government agency CMOs & PCMOs	88,589	110,449	75,959
U.S. government agency MBS	23,694	33,438	45,450
Municipal securities	25,309	13,112	27,910
FHLB & FRB Common Stock	4,673	4,409	3,344
Other investments	55	55	55

Total Available For Sale Securities (2)	$200,719	$228,691	$209,041

Held To Maturity Securities Certificate of Deposit	$100	$100	$100

Total Held To Maturity Securities (2)	$100	$100	$100

Total Investment Securities (2)	$200,819	$228,791	$209,141

(1)	Contractual maturities are not a reliable indicator of the expected life of investment securities. Instruments may be prepaid by the borrower or issuer.

(2)	AFS investments at market value; HTM investments at cost basis.

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of December 31, 2006:

	Maturities of Investment Securities
	December 31, 2006
	(Dollars in thousands)
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Available For Sale Securities
U.S. government agency securities	$—	0.00%	$28,034	4.17%	$32,248	4.74%	$—	0.00%	$60,282	4.48%
U.S. government agency CMOs & PCMOs (1)	—	0.00%	—	0.00%	—	0.00%	90,100	4.83%	90,100	4.83%
U.S. government agency MBS (2)	—	0.00%	6,665	4.19%	3,510	4.07%	14,125	4.22%	24,300	4.19%
Municipal securities (2)	—	0.00%	—	0.00%	2,444	4.85%	22,929	5.89%	25,373	5.79%
Other securities	—	0.00%	—	0.00%	—	0.00%	4,728	5.55%	4,728	5.55%

Total Available For Sale Securities	$—	0.00%	$34,699	4.18%	$38,202	4.68%	$131,882	4.97%	$204,783	4.79%

Held To Maturity Securities
Certificate of Deposit	$—	0.00%	$100	5.35%	$—	0.00%	$—	0.00%	$100	5.35%

Total Held To Maturity Securities	$—	0.00%	$100	5.35%	$—	0.00%	$—	0.00%	$100	5.35%

(1)	Contractual maturities of CMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

Non-Interest Income
          The following table highlights the major components of non-interest income for the periods referenced:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Gain on loan sales	$4,110	$2,997	$5,362	$6,325	$2,995
Insurance commissions	1,618	103	—	—	—
Net gain (loss) on sale of securities	(140)	(21)	346	1,837	820
Net gain on trading activities	—	—	51	250	302
Deposit account service charges	240	171	205	180	114
Other	199	264	217	182	125

Total	$6,027	$3,514	$6,181	$8,774	$4,356

          A key source of non-interest income is gains on the sale of residential mortgage loans. Gains from sales of mortgage loans were $4.1 million for the year ended December 31, 2006. This represents an increase of $1.1 million over the $3.0 million level in 2005. Mortgage origination levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. Since inception in 2001, our goal was to have a small, customer focused, profitable mortgage banking unit. Our business results over the past several years have fallen short of that objective. Therefore, on December 27, 2006, Bankshares announced its intention to restructure the mortgage banking operations conducted by AHF. Bankshares took a fourth quarter pre-tax charge of $680 thousand to wind down the separate operations of the AHF subsidiary, with an after-tax charge of $449 thousand. The charges covered staff severance, systems charges, estimated subleasing costs and various other costs associated with the closure of AHF. Our mortgage banking services will continue in but as a division of Alliance Bank. Bankshares expects to wind up the existing AHF operations in early 2007. Our gains on mortgage loan sales amounted to $3.0 million during the year ended December 31, 2005. This represented a $2.4 million decrease over the 2004 level of $5.4 million.
          Another key source of non-interest income is insurance commissions. AIA was in operation for the full year ended December 31, 2006. As a result of this, commission revenues added $1.6 million in non-interest income for the year ended December 31, 2006, a $1.5 million increase over the year ended December 31, 2005, during which AIA operated for less than two months.
          In the year ended December 31, 2006, we had a net loss of ($140) thousand on the sale of investment securities. This represents an increase in the loss of $119 thousand over the 2005 level net loss of ($21) thousand. We have separately disclosed net gains from securities held for a short period of time for the pair off of certain mortgage backed securities transactions. For the years ended December 31, 2006 and 2005 we had no net gains on trading activities, compared to $51 thousand for the year ended December 31, 2004.

          Routine banking fees such as account maintenance, insufficient funds, online banking, stop payment, and wire transfer fees amounted to $240 thousand, $171 thousand and $205 thousand, for each of the years ended December 31, 2006, 2005 and 2004, respectively. Our other non-interest income is predominately from ATM fees. This type of fee income is a nominal activity for Alliance Bank.
Non-Interest Expense
          Non-interest expense for the year ended December 31, 2006 amounted to $19.4 million, compared to the 2005 level of $15.0 million. Salary and benefits expense for the year ended December 31, 2006 was $10.2 million, compared to the December 31, 2005 level of $7.9 million. The increase results from commissions and incentives paid on mortgage banking production, the addition of AIA, as well as new personnel in Alliance Bank. Total salary and benefits expense for AHF amounted to $3.8 million for the year ended December 31, 2006 and $2.7 million for the year ended December 31, 2005. Total salary and benefit expense for AIA was $776 thousand for the year ended December 31, 2006. Occupancy and furniture and equipment costs were up $1.0 million in 2006 from the 2005 level of $2.2 million. The change in occupancy expense is directly related to the acquisition of our insurance agency, and the relocating of our corporate offices. Other operating expenses amounted to $5.9 million in 2006, compared to $4.9 million in 2005. Other operating expenses increased due to increased marketing efforts, absorption of branch operating costs and professional fees. Included in salaries, occupancy, equipment and other expense is approximately $588 thousand of transitional costs related to AHF (see Note 11 of the Notes to Consolidated Financial Statements).
          Non-interest expense for 2005 amounted to $15.0 million, compared to the 2004 level of $14.0 million. The increase was directly related to our expansion activities in 2005. The largest component of non-interest expense is salaries and benefits. Salary and benefits expenses in 2005 were $7.9 million, or $72 thousand higher than the 2004 level of $7.8 million. As a growing organization, we expanded our retail, commercial and private banking staffs to meet growth and profitability targets. Additionally, the salaries, commissions and benefits associated with AHF contributed to the growth in salaries and other non-interest expense. Occupancy and furniture and equipment costs in 2005 were up $224 thousand over the 2004 level of $2.0 million. Other operating expenses amounted to $4.9 million in 2005, compared to $4.1 million in 2004. The costs associated with opening additional locations in 2005 increased our other operating expenses due to marketing and general branch openings programs. In addition, our professional fees rose due to costs incurred in the establishment of the holding company.

          The components of other operating expenses for the periods referenced were as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Business development	$814	$702	$605	$549	$465
Office expense	1,372	1,062	767	735	518
Bank operations expense	1,063	977	920	746	565
Data processing & professional fees	1,542	1,422	1,146	775	596
Other	1,144	735	671	563	364

Total	$5,935	$4,898	$4,109	$3,368	$2,508

Income Taxes
          We recorded an income tax expense of $2.2 million in 2006 compared to an income tax expense of $1.7 million in 2005. Our effective tax rates were 32.5% for the year ended December 31, 2006 and 29.5% for the year ended December 31, 2005. The effective tax rate is lower than the statutory rate of 34% primarily due to the benefits of our municipal bond portfolio, which has decreased in size over the years.
Deposits
          We have made a special effort to obtain deposits from title and mortgage loan closing companies, which generally provide a good source of non-interest bearing deposits. We have developed products and services using available technology that meet the needs of these customers. The balances on deposit with us tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits. These deposits are subject to significant reduction during slower real estate markets, as evidenced in 2006. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. We have sold and will in the future sell investment securities as a source of liquidity.
          We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At December 31, 2006, the deposit portfolio was $471.3 million, a $10.1 million increase over the December 31, 2005 level of $461.2 million. Certificates of deposit in 2006 were up to $242.6 million, an increase of $44.0 million over the 2005 level of $198.6 million.

          As the business activity changes, and particularly if average title and mortgage loan closing deposits decline, we may use wholesale or brokered deposits more frequently. In 2006, we experienced significant loan growth and a reduction in core deposits. We used wholesale funding more frequently to offset funding gaps. At December 31, 2006, we had $122.6 million in such deposits. The balance of the $122.6 million consists of two types of “brokered” deposits. At December 31, 2006, we had $10.0 million of brokered deposits that relate to a state government program and $112.6 million of brokered deposits that are part of a periodic marketing program by a licensed broker on our behalf. We have entered into a series of brokered deposits as part of a corporate initiative to extend the maturity of liabilities. The certificates issued as part of the brokered deposit program have maturities ranging from one to three years from issuance. This type of funding is an excellent tool to support the growth of our new mortgage banking division. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale certificates of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.
          At December 31, 2005, deposits were $461.2 million, a $105.5 million increase over the December 31, 2004 level of $355.7 million. At December 31, 2005, we had $79.9 million in brokered deposits, compared to $58.3 million at December 31, 2004. The December 31, 2005 balance of the $79.9 million consists of two types of “brokered” deposits. At December 31, 2005, we had $10.0 million of brokered deposits that relate to a state government program and $69.9 million of brokered deposits that were part of a periodic marketing program by a licensed broker on our behalf. The December 31, 2004 balance of $58.3 million consisted of $10.0 million of brokered deposits that related to a government program and $48.3 million in brokered deposits that were issued as part of a marketing program by a licensed broker on our behalf.
          The following table details the average amount of, and the average rate paid on, the following primary deposit categories for the periods indicated:

	Average Deposits and Average Rates Paid
	Years Ended December 31,
	2006			2005			2004
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest bearing liabilities:
Interest-bearing demand deposits	$38,330	$617	1.61%	$39,755	$488	1.23%	$23,880	$246	1.03%
Money market deposit accounts	22,898	688	3.00%	29,916	554	1.85%	22,702	308	1.36%
Savings accounts	4,217	67	1.59%	3,926	53	1.35%	3,056	34	1.11%
Time deposits	201,030	9,049	4.50%	184,591	5,913	3.20%	162,108	4,401	2.71%

Total interest-bearing deposits	266,475	$10,421	3.91%	258,188	$7,008	2.71%	211,746	$4,989	2.36%

Non-interest bearing deposits	132,972			158,944			115,617

Total deposits	$399,447			$417,132			$327,363

          The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2006:

	Certificates of Deposit Maturity Distribution
	December 31, 2006
	Three Months	Three Months to	Over
	or Less	Twelve Months	Twelve Months	Total
	(Dollars in thousands)
Certificates of deposit:
Less than $100,000	$29,863	$19,352	$83,444	$132,659
Greater than or equal to $100,000	5,955	22,225	81,732	109,912

Total	$35,818	$41,577	$165,176	$242,571

Capital
          Both Alliance Bankshares and Alliance Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Stockholders’ equity amounted to $54.6 million as of December 31, 2006 and $48.6 million as of December 31, 2005. The increase in equity is primarily attributable to net income, which added $4.5 million to stockholders’ equity as of December 31, 2006 and changes in accumulated other comprehensive income, which added $1.1 million as of December 31, 2006. Book value per share increased to $9.84 in 2006 from $8.79 as of December 31, 2005. Additionally, on June 28, 2006 Bankshares’ shareholders approved an amendment to Bankshares’ Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.
          Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends, refer to Item 1, “Business,” under the heading “Payment of Dividends” and Note 20 of the Notes to Consolidated Financial Statements.” It is our current policy to retain cash earnings to support future organizational growth. However, on May 25, 2006 the Board of Directors of Bankshares declared a three-for-twenty stock split in the form of a 15% stock dividend. Each shareholder received three additional shares for every twenty shares of stock held on the record date. The stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006.

          On June 30, 2003, Alliance Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Alliance Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Alliance Bankshares and are junior in right of payment to all present and future senior indebtedness of Alliance Bankshares. The Trust Preferred Securities are guaranteed by Alliance Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Alliance Bankshares under the caption “Trust Preferred Capital Securities of Subsidiary Trust.” Alliance Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2006 was 8.51%.
          A portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier I capital. Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At December 31, 2006, 2005 and 2004, the entire amount was considered Tier I capital.
          Alliance Bankshares is considered “well capitalized” as of December 31, 2006, 2005 and 2004. The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis
	December 31,
	2006	2005	2004
		(Dollars in thousands)
Tier I Capital:
Common stock	$22,206	$19,244	$19,173
Capital surplus	29,126	19,955	19,855
Retained earnings	5,987	13,218	9,160
Less: disallowed assets	(5,389)	(3,096)	—
Add: Qualifying Trust Preferred Securities	10,000	10,000	10,000

Total tier I capital	61,930	59,321	58,188

Tier II Capital:
Allowance for loan losses	4,377	3,422	2,300
Qualifying Trust Preferred Securities	—	—	—

Total tier II capital	4,377	3,422	2,300

Total Risk Based Capital	$66,307	$62,743	$60,488

Risk weighted assets	$443,344	$369,659	$271,118

Quarterly average assets	$636,293	$595,857	$500,625

	December 31,			Regulatory
Capital Ratios:	2006	2005	2004	Minimum
Tier 1 risk based capital ratio	14.0%	16.1%	21.5%	4.0%
Total risk based capital ratio	15.0%	17.0%	22.3%	8.0%
Leverage ratio	9.7%	10.0%	11.6%	4.0%
Purchased Funds and Other Borrowings
     Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. Customer repurchase agreements amounted to $43.3 million at December 31, 2006, compared to $37.7 million at December 31, 2005 and $29.9 million at December 31, 2004. Outstanding federal funds purchased were $9.4 million, $20.0 million and $15.0 million at December 31, 2006, December 31, 2005, and December 31, 2004, respectively.
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

Liquidity
     Our overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our liquidity is impacted by the general growth of Alliance Bank, growth of our mortgage banking division, title company balances, the national and local mortgage refinance market and the investment portfolio. We use a variety of tools to manage our liquidity. These include pricing on loans and deposits, purchase or sale of investments, brokered deposits, the sale or participation of loans, and rates and fees on home mortgages. In addition, we have a variety of credit facilities at our disposal. Our funding department monitors our overall position daily. We can and will draw upon federal funds lines with correspondent banks, reverse repurchase agreement lines with correspondent banks and use FHLB advances. Our deposit customers frequently have lower deposit balances in the middle of each month. The deposit balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our overall balance sheet growth.
     In 2006 and 2005 Alliance Bank provided a warehouse line of credit to AHF. The funds advanced on this line allow us to originate and hold mortgages until they are sold to third party investors. In 2006, advances under this line of credit averaged $12.3 million, compared to $14.7 million in 2005. Our liquidity in the future will be impacted by ABMD. We will provide temporary funding on presold loans originated by ABMD. The liquidity requirements vary based upon market conditions, production staff performance and general economic conditions.
     An analysis of the purchased funds distribution is presented below for the periods indicated:

	Purchased Funds Distribution
	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
At Period End
FHLB long term advances	$50,000	$30,000	$20,000
Customer repos	43,306	37,668	29,890
Other borrowed funds	9,891	20,421	15,462

Total at period end	$103,197	$88,089	$65,352

Average Balances
FHLB long term advances	$39,463	$21,068	$19,617
Customer repos	32,340	52,571	33,941
Other borrowed funds	91,644	29,218	17,728

Total average balance	$163,447	$102,857	$71,286

Average rate paid on all borrowed funds, end of period	4.41%	3.37%	2.28%

Average rate paid on all borrowed funds, during the period	4.96%	3.40%	2.61%

Maximum outstanding at any month end period	$134,990	$91,884	$70,322

Return on Average Assets and Average Equity
     The ratio of net income to average equity and average assets and certain other ratios are as follows:
Return on Average Assets and Return on Average Equity

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Average total assets	$620,005	$571,317	$441,630

Average stockholders’ equity	$51,179	$47,224	$40,279

Net income	$4,479	$4,058	$2,767

Cash dividends declared	$—	$—	$—

Return on average assets	0.72%	0.71%	0.63%

Return on average stockholders’ equity	8.75%	8.59%	6.87%

Average stockholders’ equity to average total assets	8.25%	8.27%	9.12%

Contractual Obligations
     Bankshares has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes Bankshares’ contractual cash obligations as of December 31, 2006. The table does not include deposit liabilities or repurchase agreements entered into in the ordinary course of banking.

	Payments Due By Period
	December 31, 2006
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
		(Dollars in thousands)
Trust Preferred Securities	$10,310	$—	$—	$—	$10,310
Operating leases	11,289	1,772	2,912	2,363	4,242
Federal Home Loan Bank advances	50,000	—	10,000	15,000	25,000
Data processing services	1,168	644	404	120	—

Total	$72,767	$2,416	$13,316	$17,483	$39,552

Off-Balance Sheet Activities
     Alliance Bankshares, Alliance Bank, AHF and AIA enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the overall liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 16 of the Notes to Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. With the exception of these off-balance sheet arrangements, and Alliance Bankshares’ obligations in connection with its Trust Preferred Securities, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
     For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 2 of the Notes to Consolidated Financial Statements contained herein.

Quarterly Financial Results
     The following tables list quarterly financial results for 2006 and 2005:
Quarterly Data
Years Ended December 31, 2006 and 2005
($ in thousands, except per share data)

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$10,480	$10,537	$9,785	$8,773
Interest expense	5,365	5,103	4,239	3,815

Net interest income	5,115	5,434	5,546	4,958
Provision for loan losses	100	255	375	290

Net interest income after provision for loan losses	5,015	5,179	5,171	4,668
Non interest income	1,331	1,402	1,671	1,623
Non interest expense	5,519	4,579	4,749	4,575

Income before income taxes	827	2,002	2,093	1,716
Provision for income taxes	273	633	693	560

Net income	$554	$1,369	$1,400	$1,156

Earnings per share, basic(1)	$0.10	$0.25	$0.25	$0.21

Earnings per share, diluted(1)	$0.09	$0.23	$0.24	$0.19

	2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$8,320	$7,665	$6,962	$5,982
Interest expense	3,028	2,773	2,598	2,102

Net interest income	5,292	4,892	4,364	3,880
Provision for loan losses	285	280	365	212

Net interest income after provision for loan losses	5,007	4,612	3,999	3,668
Non interest income	663	834	1,297	720
Non interest expense	3,926	3,495	3,936	3,691

Income before income taxes	1,744	1,951	1,360	697
Provision for income taxes	633	763	271	27

Net income	$1,111	$1,188	$1,089	$670

Earnings per share, basic(1)	$0.20	$0.22	$0.20	$0.12

Earnings per share, diluted(1)	$0.19	$0.20	$0.19	$0.11

(1)	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. In 2004, we engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project was the development of a more in-depth ALM model that measures NII and EVE results on a monthly basis. Recent NII and EVE analysis indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and as of the most recent model run (December 2006), we are in compliance with all policy metrics. The short term interest rate model (NII) indicates we are asset sensitive. The long term model (EVE) indicates a stable to slightly declining EVE in a rising interest rate environment.
     Net Interest Income Sensitivity. Bankshares’ ALM process evaluates the effect of upward and downward changes in market interest rates on future net interest income. This analysis involves shocking the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of Bankshares’ shorter-term interest rate risk. This analysis is accomplished by assuming a static balance sheet over a period of time with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under various rate scenarios. These assumptions might include prepayments, the sensitivity of non-maturity deposit rates, and other factors deemed significant by Bankshares.
     The ALM results for December 31, 2006 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 3.7%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 8.1%. The results in both a rising and declining interest rate environment are within the policy guidelines.
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

     The table below shows as of December 31, 2006 and 2005 ALM model results under various interest rate shocks:

	December 31, 2006		December 31, 2005
Interest Rate Shocks	NII	EVE	NII	EVE
-200 bp	-19.7%	-2.5%	-20.7%	-3.3%
-100 bp	-8.1%	-1.2%	-5.5%	-0.5%
+100 bp	3.7%	-2.5%	6.1%	-1.6%
+200 bp	11.9%	-6.4%	11.3%	-5.0%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative positive gap position within one year was $19.4 million, or 3.0% of total assets, at December 31, 2006. The positive gap suggests that the net interest margin will increase in a market of rising interest rates, as assets will reprice faster than liabilities. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long term interest rate exposure. As an example, $170 million of the investment securities at December 31, 2006 are classified as greater than five years due to the contractual maturity of the instruments. A significant portion of the securities are expected to provide cash flow within one to two years. The shifting of the cash flow to a more realistic measurement provides a significantly different picture of the interest sensitivity of the organization.

     The following table reflects our December 31, 2006 “static” interest rate gap position:

	December 31, 2006
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
		(Dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$34,799	$170,084	$204,883
Loans held for sale	18,534	—	—	—	18,534
Loans	216,362	18,474	108,678	35,162	378,676
Interest-bearing deposits	200	—	—	—	200
Federal funds sold	11,727	—	—	—	11,727

Total interest earning assets	246,823	18,474	143,477	205,246	614,020

Interest-bearing liabilities:
Interest-bearing demand deposits	46,814	—	—	—	46,814
Money market deposit accounts	19,389	—	—	—	19,389
Savings accounts & IRAs	3,831	—	—	—	3,831
Time deposits	35,818	41,577	140,688	24,488	242,571

Total interest-bearing deposits	105,852	41,577	140,688	24,488	312,605

FHLB long term advances	35,000	—	15,000	—	50,000
Repos	43,306	—	—	—	43,306
Other borrowings	9,891	—	—	—	9,891
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	204,359	41,577	155,688	24,488	426,112

Period Gap	$42,464	$(23,103)	$(12,211)	$180,758	$187,908

Cumulative Gap	$42,464	$19,361	$7,150	$187,908	$187,908

Cumulative Gap / Total Assets	6.6%	3.0%	1.1%	29.2%	29.2%

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of December 31, 2006.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Alliance Bankshares Corporation
Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Alliance Bankshares Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Alliance Bankshares Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alliance Bankshares Corporation and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bankshares Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Alliance Bankshares Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Alliance Bankshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Winchester, Virginia
March 15, 2007

Alliance Bankshares Corporation
Consolidated Balance Sheets
December 31, 2006 and 2005

(Dollars in thousands)	2006	2005

ASSETS

Cash and due from banks	$21,918	$25,224
Federal funds sold	11,727	37,522
Investment securites available-for-sale, at fair value	200,719	228,691
Investment securities held-to-maturity, at amortized cost	100	100
Loans held for sale	18,534	5,936
Loans, net of allowance for loan losses of $4,377 and $3,422	374,299	300,806
Premises and equipment, net	2,394	1,952
Accrued interest and other assets	14,680	11,254

TOTAL ASSETS	$644,371	$611,485

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$158,728	$185,877
Savings and NOW deposits	50,645	52,235
Money market deposits	19,389	24,422
Other time deposits	242,571	198,644

Total deposits	471,333	461,178

Repurchase agreements, federal funds purchased and other borrowings	53,197	58,089
Federal Home Loan Bank advances	50,000	30,000
Trust Preferred Capital Notes	10,310	10,310
Other liabilities	4,894	3,297
Commitments and contingent liabilities	—	—

Total liabilities	589,734	562,874

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,551,477 and 4,811,050 shares issued and outstanding at December 31, 2006 and 2005	22,206	19,244
Capital surplus	29,126	19,955
Retained Earnings	5,987	13,218
Accumulated other comprehensive (loss), net	(2,682)	(3,806)

Total stockholders’ equity	54,637	48,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$644,371	$611,485

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)	2006	2005	2004
INTEREST INCOME:
Loans	$29,458	$18,149	$10,289
Investment securities	9,614	9,567	8,376
Federal funds sold	503	1,213	486

Total interest income	39,575	28,929	19,151

INTEREST EXPENSE:
Savings and NOW deposits	684	541	280
Other time deposits	9,049	5,913	4,401
Money market deposits	688	554	308
Borrowings	8,101	3,493	1,863

Total interest expense	18,522	10,501	6,852

Net interest income	21,053	18,428	12,299

Provision for loan losses	1,020	1,142	886

Net interest income after provision for loan losses	20,033	17,286	11,413

OTHER INCOME:
Deposit account service charges	240	171	205
Gain on sale of loans	4,110	2,997	5,362
Insurance commissions	1,618	103	—
Net gain (loss) on sale of securities	(140)	(21)	346
Net gain on trading activities	—	—	51
Other operating income	199	264	217

Total other income	6,027	3,514	6,181

OTHER EXPENSES:
Salaries and employee benefits	10,248	7,911	7,839
Occupancy expense	1,950	1,302	1,270
Equipment expense	1,289	937	745
Operating expenses	5,935	4,898	4,109

Total other expenses	19,422	15,048	13,963

INCOME BEFORE INCOME TAXES	6,638	5,752	3,631

Income tax expense	2,159	1,694	864

NET INCOME	$4,479	$4,058	$2,767

Net income per common share, basic	$0.81	$0.74	$0.53

Net income per common share, diluted	$0.76	$0.69	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004
				Acccumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
(Dollars in thousands, except share data)	Stock	Surplus	Earnings	(Loss)	Income	Equity
BALANCE, DECEMBER 31, 2003	$12,966	$1,745	$6,393	$(1,749)		$19,355
Comprehensive income:
Net income	—	—	2,767	—	$2,767	2,767
Other comprehensive income, net of tax:
unrealized holding gains on securities available for sale, net of tax of $229	—	—	—	—	445	—
Less: reclassification adjustment, net income taxes of $135					(262)

Other comprehensive income, net of tax	—	—	—	183	$183	183

Total comprehensive income	—	—	—	—	$2,950	—

Exercise of stock options	281	309	—	—		590
Issuance of 1,481,470 shares of common stock	5,926	17,801	—	—		23,727

BALANCE, DECEMBER 31, 2004	$19,173	$19,855	$9,160	$(1,566)		$46,622
Comprehensive income:
Net income	—	—	4,058	—	$4,058	4,058
Other comprehensive (loss), net of tax:
unrealized holding losses on securities available for sale, net of tax of $1,160	—	—	—	—	(2,254)	—
Add: reclassification adjustment, net income taxes of $7					14

Other comprehensive (loss), net of tax	—	—	—	(2,240)	$(2,240)	(2,240)

Total comprehensive income	—	—	—	—	$1,818	—

Exercise of stock options	71	100	—	—		171

BALANCE, DECEMBER 31, 2005	$19,244	$19,955	$13,218	$(3,806)		$48,611
Comprehensive income:
Net income	—	—	4,479	—	$4,479	4,479
Other comprehensive income, net of tax:
unrealized holding gains on securities available for sale, net of tax of $531	—	—	—	—	1,032	—
Add: reclassification adjustment, net income taxes of $48					92

Other comprehensive income, net of tax	—	—	—	1,124	$1,124	1,124

Total comprehensive income	—	—	—	—	$5,603	—

Stock dividend in the form of a three-for-twenty stock split	2,888	8,822	(11,710)	—		—
Stock based compensation expense	—	274	—	—		274
Exercise of stock options	74	75	—	—		149

BALANCE, DECEMBER 31, 2006	$22,206	$29,126	$5,987	$(2,682)		$54,637

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,479	$4,058	$2,767
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,027	1,864	1,320
Disposal of fixed assets	563	—	—
Provision for loan losses	1,020	1,142	886
Origination of loans held for sale	(199,559)	(174,345)	(235,043)
Proceeds from sale of loans held for sale	191,071	196,152	228,692
Gain on sale of loans	(4,110)	(2,997)	(5,362)
Stock-based compensation expense	274	—	—
Net loss (gain) on sale of securities available-for-sale and trading	140	21	(397)
Deferred tax (benefit)	(404)	(686)	(113)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(3,600)	(3,248)	(344)
Other liabilities	1,597	1,552	(648)

Net cash provided by (used in) operating activities	(7,502)	23,513	(8,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	25,795	(36,383)	31,570
Purchase of investment securities available-for-sale	(17,886)	(99,334)	(173,880)
Proceeds from sale of securities available-for-sale	22,842	37,358	102,070
Proceeds from calls and maturities of securities available-for-sale	—	2,000	13,024
Paydowns on investment securities available-for-sale	24,366	36,767	25,813
Net change in FHLB stock	(264)	(920)	(1,037)
Net increase in loan portfolio	(74,513)	(95,044)	(90,472)
Purchase of premises and equipment	(1,556)	(595)	(1,070)

Net cash (used in) investing activities	(21,216)	(156,151)	(93,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	(27,149)	57,590	39,413
Savings and NOW deposits	(1,590)	15,201	12,440
Money market deposits	(5,033)	(3,401)	10,545
Other time deposits	43,927	36,097	16,554
Repurchase agreements, federal funds purchased and other borrowings	(4,892)	12,737	10,101
FHLB advances	20,000	10,000	7,000
Proceeds from exercise of stock options	149	171	590
Proceeds from issuance of common stock	—	—	23,727

Net cash provided by financing activities	25,412	128,395	120,370

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,306)	(4,243)	18,146

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,224	29,467	11,321

CASH AND CASH EQUIVALENTS, END OF YEAR	$21,918	$25,224	$29,467

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
(Dollars in Thousands, except per share data)
1.	NATURE OF BUSINESS

Alliance Bankshares Corporation (Bankshares) is a bank holding company that conducts substantially all its operations through its subsidiaries. Alliance Bank Corporation (the Bank) is state-chartered and a member of the Federal Reserve System. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in Northern Virginia.

In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originates residential mortgages for subsequent sale. AHF does not maintain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced its intention to exit the mortgage banking operations conducted by AHF, but continue these operations as a division of the Bank. Bankshares expects to wind up the existing AHF operations in early 2007.

On June 26, 2003, Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust and a subsidiary of Alliance Bankshares Corporation, was formed for the purpose of issuing Bankshares’ trust preferred debt.

On November 15, 2005, the Bank formed Alliance Insurance Agency (AIA) through the acquisition of Danaher Insurance Agency. AIA is a wholly-owned insurance subsidiary of the Bank and sells a wide array of insurance and financial products.

On December 14, 2006, AIA acquired certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc. The operation is managed under the trade name Alliance/Battlefield Insurance Agency, LLC (Battlefield). Battlefield is a wholly-owned insurance subsidiary of AIA and sells a wide array of insurance and financial products.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation – The consolidated financial statements include the accounts of Alliance Bankshares Corporation, Alliance Virginia Capital Trust I, Alliance Bank Corporation, Alliance Home Funding, LLC, Alliance Insurance Agency, and Alliance/Battlefield Insurance Agency, LLC. In consolidation all significant inter-company accounts and transactions have been eliminated. FASB Interpretation No. 46 R requires that Bankshares no longer consolidate Trust. The subordinated debt of the trust is reflected as a liability of Bankshares.

Business - The Bank is a state-chartered commercial bank. We provide a broad array of commercial, retail and mortgage banking services and products to clients located in Northern Virginia and the greater Washington, D.C. Metropolitan area. Our insurance companies offer a variety of comprehensive insurance and financial services to diverse clients locally and nationally.

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

Securities – Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. At December 31, 2006 and 2005, Bankshares held no trading securities.

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

Rate Lock Commitments –AHF enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. As of December 31, 2006, 2005 and 2004 the impact was not material.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off after 90 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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

Stock-based compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Bankshares adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

The following illustrates the effect on net income and earnings per share if Bankshares had applied the fair value method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), prior to January 1, 2006.

	2005	2004
Net income, as reported	$4,058	$2,767

Deduct: total stock-based employee compensation expense determined based on fair value method of awards, net of tax	(1,041)	(394)

Pro forma net income	$3,017	$2,373

Earnings per share:
Basic, as reported *	$0.74	$0.53

Basic, pro forma *	$0.55	$0.45

Diluted, as reported *	$0.69	$0.49

Diluted, pro forma *	$0.51	$0.43

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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

The Board’s decision to accelerate the vesting of these “underwater” stock options was made primarily to avoid recognizing compensation expense associated with these stock options in future financial statements upon Bankshares’ adoption of SFAS 123R. The acceleration of vesting of these underwater stock options eliminates approximately $787 thousand of future compensation expense which Bankshares would have been required to record as an income statement charge over the remaining vesting periods under the transitional provisions of SFAS 123R, which became effective for Bankshares on January 1, 2006.

As a result of adopting SFAS 123R on January 1, 2006, incremental stock-based compensation expense recognized was $274 thousand which had a $.03 impact on basic earnings per share and a $.02 impact on diluted earnings per share as of December 31, 2006.

As of December 31, 2006, there was $741 thousand of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period.

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

Prior to the adoption of SFAS 123R, Bankshares presented the benefit of all tax deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as financing cash flow, rather than as an operating cash flow. Options totaling 18,500 were exercised during the twelve months ended December 31, 2006.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006: price volatility of 21.35%, risk-free interest rates of 4.99%, dividend rate of 0.00% and expected lives up to 5 years. The weighted average assumptions for grants in 2005 were: price volatility of 23.03%, risk-free interest rates of 4.28%, dividend rate of 0.00% and expected lives up to 6.29 years.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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

Advertising and marketing expense – Advertising and marketing costs are expensed as incurred. Advertising and marketing costs as of December 31, 2006, 2005 and 2004 were $372 thousand, $379 thousand and $241 thousand, respectively.

Reclassifications – Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Account Pronouncements – In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. These interpretations were issued to address diversity in practice and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 expresses the SEC staff’s view that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the error on each financial statement and related financial statement disclosures and that prior year misstatements should be considered in quantifying misstatements in current year financial statements. SAB 108 also states that correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior year financial statements. Registrants electing not to restate prior periods should reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. Registrants should disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure should also include when and how each error arose and the fact that the errors had previously been considered immaterial. The SEC staff encourages early application of the guidance in SAB 108 for interim periods of the first fiscal year ending after November 15, 2006. The implementation of SAB 108 did not have a material impact on our financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS 155 also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Bankshares does not expect the implementation of SFAS 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. The Statement also requires all separately

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose between the amortization and fair value methods for subsequent measurements. At initial adoption, the Statement permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Bankshares does not expect the adoption of SFAS 156 at the beginning of 2007 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Bankshares does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan will be measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. For any other postretirement plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The Statement also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Bankshares is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Bankshares does not expect the implementation of SFAS 158 to have a material impact on its financial statements, since we do not have a defined benefit plan.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
3.	PURCHASE OF INSURANCE AGENCIES
On November 15, 2005, Alliance Bank Corporation acquired all of the stock of Danaher Insurance Agency, Inc, a Virginia based insurance agency. Upon consummation of the transaction, the agency was renamed, Alliance Insurance Agency, Inc. The Bank paid $2,975,000 in cash (including escrows) for the stock in the agency. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately, $1.6 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS 142. The value of goodwill and transaction costs was $1.5 million as of December 31, 2006 and $1.6 million as of December 31, 2005. For the year ended December 31, 2006, amortization expense for all insurance agencies was $166 thousand, compared to $20 thousand for December 31, 2005. Amortization of customer intangibles for both insurance agencies will be $265 thousand annually for 2007 thru 2011.

On December 14, 2006, Alliance Insurance Agency acquired certain assets and liabilities of Battlefield Insurance Agency, Inc and Northern Virginia Insurance Agency, Inc. both Virginia based insurance agencies. AIA paid a total of $2,385,000, of which $1,500,000 was in cash with contract payments of $295,000 due each of the next three years amounting to $885,000. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately, $1.0 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS 142. The remainder of the value, approximately $1.4 million of goodwill and transaction costs, was recorded on the balance sheet as of December 31, 2006.
4.	INVESTMENT SECURITIES
The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2006 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale securities:
U.S. government corporations
and agencies	$60,282	$—	$(1,883)	$58,399
U.S. government agency CMOs & PCMOs	90,100	7	(1,518)	88,589
U.S. government agency MBS	24,300	—	(606)	23,694
Municipal securities	25,373	140	(204)	25,309
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,472	—	—	3,472

Total	$204,783	$147	$(4,211)	$200,719

Held-to-maturity securities:
Certificate of deposit	$100	$—	$—	$100

Total	$100	$—	$—	$100

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2005 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available for sale securities:
U.S. government corporations and agencies	$69,728	$—	$(2,500)	$67,228
U.S. government agency CMOs & PCMOs	112,662	7	(2,220)	110,449
U.S. government agency MBS	34,192	3	(757)	33,438
Municipal securities	13,411	3	(302)	13,112
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,208	—	—	3,208

Total	$234,457	$13	$(5,779)	$228,691

Held-to-maturity securities:
Certificate of deposit	$100	$—	$—	$100

Total	$100	$—	$—	$100

The amortized cost and fair value of securities as of December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issues may have the right to call or prepay obligations without any penalties. Management expects these securities to prepay or be called prior to their contractual maturity.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due after one year through
five years	$34,699	$33,709	$100	$100
Due after five years through
ten years	38,202	36,950	—	—
Due after ten years	127,154	125,332	—	—
Restricted securities	4,728	4,728	—	—

Total	$204,783	$200,719	$100	$100

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Proceeds from sales and calls of securities available for sale were $22.8 million, $39.4 million and $115.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Gross gains of $16 thousand, $106 thousand and $675 thousand and gross losses of $156 thousand, $127 thousand and $278 thousand were realized on these sales during 2006, 2005 and 2004, respectively. The tax provision (benefit) applicable to the net realized gain (loss) amounted to ($48) thousand, ($7) thousand and $135 thousand, respectively.

At December 31, 2006 and 2005, securities with a carrying value of $186.4 million and $119.1 million, respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank advances, public deposits and for other purposes required or permitted by law.

The following table is a presentation of the aggregate amount of unrealized loss in investment securities as of December 31, 2006 and 2005. The aggregate is determined by summation of all the related securities that have a continuous loss at year end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of year end.
2006

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government corporations
and agencies	$—	$—	$58,399	$(1,883)	$58,399	$(1,883)
U.S. government agency CMOs
and PCMOs	1,579	(2)	84,490	(1,516)	86,069	(1,518)
U.S. government agency MBS	—	—	23,694	(606)	23,694	(606)
Municipal securities	3,210	(35)	7,261	(169)	10,471	(204)

Total temporarily impaired
investment securities:	$4,789	$(37)	$173,844	$(4,174)	$178,633	$(4,211)

There are a total of 115 investment securities that have an unrealized loss as of December 31, 2006: 28 U.S. government agencies, 50 U.S. government agency CMO’s, 15 U.S. government agency MBS and 22 municipal securities. The investment securities are obligations of entities that are excellent credit risks. The impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
2005

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government corporations
and agencies	$13,359	$(170)	$52,669	$(2,330)	$66,028	$(2,500)
U.S. government agency CMOs
and PCMOs	63,059	(1,126)	45,016	(1,094)	108,075	(2,220)
U.S. government agency MBS	14,492	(201)	17,143	(556)	31,635	(757)
Municipal securities	1,556	(16)	10,472	(286)	12,028	(302)

Total temporarily impaired
investment securities:	$92,466	$(1,513)	$125,300	$(4,266)	$217,766	$(5,779)

5.	LOANS
Loans are summarized as follows at December 31:

	2006	2005
Real estate:
Residential real estate	$96,490	$69,957
Commercial real estate	125,972	107,200
Construction	99,636	87,046

Total real estate	322,098	264,203
Agricultural	—	274
Commercial	52,280	37,131
Consumer	4,409	2,957

Gross loans	378,787	304,565

Less: unearned discounts and fees	(111)	(337)
Less: allowance for loan losses	(4,377)	(3,422)

Net loans	$374,299	$300,806

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
6.	ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses are summarized as follows for the year ended December 31:

	2006	2005	2004
Balance, beginning of year	$3,422	$2,300	$1,444
Provision for loan losses	1,020	1,142	886
Loans charged off	(71)	(25)	(40)
Recoveries of loans charged off	6	5	10

Net charge-offs	(65)	(20)	(30)

Balance, end of year	$4,377	$3,422	$2,300

Impaired loans and non-accrual loans are summarized as follows for the year ended December 31:

	2006	2005	2004
Impaired loans without a valuation allowance	$183	$—	$—
Impaired loans with a valuation allowance	636	1,830	1,297
Total impaired loans	$819	$1,830	$1,297

Valuation allowance related to impaired loans	$126	$115	$161

	2006	2005	2004
Average investment in impaired loans	$632	$1,537	$110

Interest income recognized on impaired loans	$35	$82	$73

Interest income recognized on a cash basis on impaired loans	$35	$82	$73

No additional funds are committed to be advanced in connection with impaired loans.

There were no non-accrual loans excluded from impaired loan disclosures as of December 31, 2006, 2005 and 2004.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
7.	PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows at December 31:

	2006	2005
Leasehold improvements	$1,303	$979
Furniture, fixtures and equipment	4,416	3,748

	5,719	4,727
Less: accumulated depreciation
and amortization	(3,325)	(2,775)

Premises and equipment, net	$2,394	$1,952

Depreciation and amortization charged to operations in 2006, 2005 and 2004 totaled $851 thousand, $847 thousand, and $679 thousand, respectively.
8.	FEDERAL HOME LOAN BANK ADVANCES
As of December 31, 2006, we have a credit line of $193.0 million with the Federal Home Loan Bank of Atlanta. In order to borrow under the arrangement we secure the borrowings with investment securities and loans. As of December 31, 2006, we pledged investment securities with a par value of $163.3 million to facilitate current and future transactions.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The contractual maturities of the current long-term Federal Home Loan Bank of Atlanta advances are as follows:

	December 31, 2006
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Adjustable Rate Credit	3.94%	5 years	2008	$ 10,000
Convertible*	4.21%	5 years	2011	15,000
Convertible*	4.62%	15 years	2021	25,000

Total FHLB advances				$ 50,000

	December 31, 2005
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
Adjustable Rate Credit	4.37%	3 months	2006	$ 10,000
Adjustable Rate Credit	3.59%	5 years	2008	10,000
Convertible*	2.04%	5 years	2009	7,000
Convertible*	4.52%	10 years	2011	3,000

Total FHLB advances				$ 30,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
The weighted average interest rate was 4.26% and 3.63% as of December 31, 2006 and 2005, respectively.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
9.	TRUST PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST
On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2006 was 8.51% compared to 7.64% as of December 31, 2005.

A portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier I capital. Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At December 31, 2006 and 2005, the entire amount was considered Tier I capital.
10.	INCOME TAXES
Allocation of federal and state income taxes between current and deferred portions is as follows:

	2006	2005	2004
Current	$2,563	$2,380	$977
Deferred tax (benefit)	(404)	(686)	(113)

Income tax expense	$2,159	$1,694	$864

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2006	2005	2004
Computed at the expected statutory rate	$2,257	$1,949	$1,235
Tax exempt income, net	(152)	(252)	(378)
Other	54	(3)	7

Income tax expense	$2,159	$1,694	$864

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The components of the net deferred tax assets and liabilities are as follows:

	2006	2005
Deferred tax assets:
Bad debt expense	$1,488	$1,151
Deferred rent	58	13
Deferred loan fees (costs), net	36	112
Depreciation and amortization	94	5
Other	47	4
Unrealized loss on securities available-for-sale	1,381	1,960

	3,104	3,245

Deferred tax liabilities:
Other	61	27

	61	27

Net defered tax assets	$3,043	$3,218

11.	OPERATING EXPENSES AND AHF TRANSITIONAL COSTS
The components of other operating expenses for the years ended December 31, were as follows:

	2006	2005	2004
Business development	$814	$702	$605
Office expense	1,372	1,062	767
Bank operations expense	1,063	977	920
Data processing & professional fees	1,542	1,306	1,146
Other	1,144	851	671

Total	$5,935	$4,898	$4,109

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
On December 27, 2006, Bankshares made a filing that included an estimate of transitional costs regarding its subsidiary, AHF. The following table identifies charges included in Bankshares fourth quarter results for the transitioning from a separate subsidiary to a division within the Bank:

Description	Amount
Interest income:
Loans	$(28)
Other income:
Gain (loss) on sale of loans	$(64)
Other expenses:
Salaries and employee benefits	$60
Occupancy expense	$135
Equipment expense	$264
Operating expenses	$129

Total pre-tax charge:	$680

Total after-tax charge:	$449
12.	RELATED PARTY TRANSACTIONS AND LETTERS OF CREDIT

Bankshares grants loans and letters of credit to its executive officers, directors and their affiliated entities. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features. The aggregate amount of such loans outstanding at December 31, 2006 and 2005 was approximately $404 thousand and $397 thousand, respectively. During 2006, new loans and line of credit advances to such related parties amounted to $93 thousand in the aggregate and payments amounted to $86 thousand in the aggregate.

Bankshares also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2006 and 2005 amounted to $3.0 million and $4.9 million, respectively.

13.	COMMITMENTS AND CONTINGENCIES

As members of the Federal Reserve System, Bankshares is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2006 and 2005, the aggregate amounts of daily average required balances were $14.1 million and $11.0 million, respectively.

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. Bankshares does not anticipate losses as a result of these transactions. See Note 16 with respect to financial instruments with off-balance-sheet risk. Bankshares is obligated under several operating leases, with initial terms of three to ten years, for its office locations and branch sites.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Total rental expense for the occupancy leases for the year ended December 31, 2006, 2005 and 2004 was $1.6 million, $1.0 million, and $963 thousand, respectively. Bankshares also leases office equipment and vehicles pursuant to operating leases with various expiration dates. Total rental expense for office equipment and vehicles for the years ended December 31, 2006, 2005 and 2004 was $219 thousand, $137 thousand and $147 thousand, respectively.
Bankshares leases office space for four of its branch locations, three of its mortgage lending locations, three of its insurance agency locations and corporate headquarters location. These non-cancelable agreements, which expire through July 2016, in some instances require payment of certain operating charges. At December 31, 2006, minimum annual rental commitments under these leases (in thousands) are as follows:

2007	$1,772
2008	1,543
2009	1,369
2010	1,180
2011	1,183
Thereafter	4,242

Total	$11,289

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Cash Flow Information (in thousands):

	2006	2005	2004
Interest paid during the year	$16,613	$10,236	$6,916

Income taxes paid during the year	$3,275	$1,305	$1,149

Supplemental Disclosures of Noncash Activities:
Fair value adjustment for securities	$1,703	$(3,393)	$277

15.	DEPOSITS

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2006 and 2005 was $109.9 million and $95.5 million, respectively. Brokered deposits totaled $122.6 million and $79.9 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of time deposits (in thousands) are as follows:

2007	$77,395
2008	89,713
2009	50,976
2010	20,469
2011	4,018

Total	$242,571

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Bankshares has made a special effort to obtain deposits from title and mortgage loan closing companies. These balances represent a substantial portion of our non-interest bearing deposits, which creates a real estate industry concentration.
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

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2006	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$117,152	$132,068
Standby letters of credit	3,849	2,482
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
At December 31, 2006, Bankshares had rate lock commitments to originate mortgage loans totaling $4.7 million and loans held for sale of $18.5 million. It is management’s intent to enter into corresponding commitments, on a best-efforts basis, to sell these loans to third-party investors.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
From time to time Bankshares will enter into forward purchase agreements for investment securities. These purchases generally will settle within 90 days of the end of the reporting period. As of December 31, 2006, Bankshares had no forward purchase commitments.
Bankshares maintains cash accounts and Federal funds sold in other commercial banks. The amount on deposit with correspondent institutions, including Federal funds sold at December 31, 2006, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $12.0 million.
17.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the Washington, DC metropolitan area. The concentrations of credit by type of loan are set forth in Note 5.

18.	EMPLOYEE BENEFITS

Bankshares has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate immediately on employment provided they are age 21 or older. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. Bankshares currently matches 50% of employee contributions up to 6%. Matching contributions totaled $164 thousand, $84 thousand and $56 thousand, for the years ended December 31, 2006, 2005 and 2004, respectively. Bankshares may also make, but is not required to make, a discretionary contribution for each participant. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. No contributions were made by Bankshares during the years ended December 31, 2006, 2005 and 2004.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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
Off-Balance-Sheet Financial Instruments

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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
At December 31, 2006 and 2005, the carrying amounts and fair values of loan commitments and standby letters of credit were immaterial.
The estimated fair values of Bankshares’ financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$21,918	$21,918	$25,224	$25,224
Federal funds sold	11,727	11,727	37,522	37,522
Securities	200,819	200,819	228,791	228,791
Loans, net	374,299	377,584	300,806	300,036
Loans held for sale	18,534	18,534	5,936	5,936
Accrued interest receivable	4,132	4,132	3,356	3,356

Financial liabilities:
Noninterest-bearing deposits	$158,728	$158,728	$185,877	$185,877
Interest-bearing deposits	312,605	300,497	275,301	275,861
Short-term borrowings	53,197	52,731	58,089	57,668
FHLB advances	50,000	50,214	30,000	30,198
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	2,926	2,926	1,017	1,017
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

Federal and state banking regulations place certain restrictions on cash dividends paid and loans or advances made by the Bank to Bankshares. The total amount of dividends which may be paid at any date is generally limited to a portion of retained earnings as defined. As of December 31, 2006, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval, totaled $13.1 million or 24.0% of consolidated net assets. As of December 31, 2006, 2005 and 2004, no cash dividends were declared.

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that Bankshares and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Bankshares’ and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Consolidated	$66,307	15.0%	$35,468	8.0%	N/A	N/A
Alliance Bank Corporation	$58,769	13.3%	$35,404	8.0%	$44,255	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$61,930	14.0%	$17,734	4.0%	N/A	N/A
Alliance Bank Corporation	$54,392	12.3%	$17,702	4.0%	$26,553	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$61,930	9.7%	$25,452	4.0%	N/A	N/A
Alliance Bank Corporation	$54,392	8.6%	$25,419	4.0%	$31,774	5.0%

As of December 31, 2005:
Total Capital (to Risk Weighted Assets)
Consolidated	$62,743	17.0%	$29,573	8.0%	N/A	N/A
Alliance Bank Corporation	$54,836	14.9%	$29,534	8.0%	$36,918	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$59,321	16.1%	$14,786	4.0%	N/A	N/A
Alliance Bank Corporation	$51,414	13.9%	$14,767	4.0%	$22,151	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$59,321	10.0%	$23,834	4.0%	N/A	N/A
Alliance Bank Corporation	$51,414	8.6%	$23,794	4.0%	$29,743	5.0%

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
21.	STOCK OPTION PLAN

Effective June 30, 1999, as amended on May 28, 2003 and June 22, 2005, the Bank established an incentive and non-qualified stock option plan. The plan is administered by the Board of Directors of Bankshares acting upon recommendations made by the Stock Option Committee appointed by the Board. The plan is currently authorized to grant a maximum of 1,143,675 shares to directors, key employees and consultants. All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006. The options are granted at the fair market value of Bankshares common stock at the date of grant. The term of the options shall not exceed ten years from the date of grant. The options vest on a schedule determined by the Stock Option Committee based on financial performance criteria.

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	December 31,
	2006	2005	2004
Dividend yield	0.00%	0.00%	0.00%
Expected life	5.00 years	6.29 years	6.60 years
Expected volatility	21.35%	23.03%	25.89%
Risk-free interest rate	4.99%	4.28%	3.76%
The expected volatility is based on historical volatility. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on Bankshares history and expectation of dividend payouts.
A summary of the status of Bankshares stock option plan is presented below:

	2006			2005		2004
		Weighted			Weighted		Weighted
		Average	Average		Average		Average
	Number of	Exercise	Intrinsic*	Number of	Exercise	Number of	Exercise
	Shares	Price	Value	Shares	Price	Shares	Price
Outstanding at January 1	862,256	$6.17		756,226	$4.89	677,293	$5.42
Granted	20,975	16.18		133,285	13.99	207,345	15.65
Forfeited	(6,450)	14.90		(6,900)	14.15	(49,795)	12.69
Exercised	(18,500)	8.05		(20,355)	6.78	(78,617)	3.96

Outstanding at December 31	858,281	$8.96	$5,841	862,256	$6.17	756,226	$4.89

Exercisable at end of year	683,285		$5,227	644,741		444,683

Weighted-average fair value per option of options granted during the year	$4.86			$4.75		$4.31

*	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of Bankshares stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.
The status of the options outstanding at December 31, 2006 is as follows:

	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Number	Exercise
Outstanding	Life	Price	Exercisable	Price
322,375	3 years	$3.87	322,375	$3.87
19,406	5 years	$4.25	19,406	$4.25
61,151	6 years	$4.87	61,151	$4.87
147,344	7 years	$9.48	91,282	$9.59
160,195	8 years	$15.98	159,821	$15.99
129,835	9 years	$13.99	29,250	$13.96
17,975	10 years	$16.22	—	$—

858,281	5.9 years	$8.96	683,285	$8.05

All options granted, available, and exercisable under the Plan have been restated giving effect to the common stock dividends distributed by Bankshares.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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

	2006		2005		2004
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings per share	5,536,771	$0.81	5,518,743	$0.74	5,228,035	$0.53

Effect of dilutive securities, stock options	385,704		348,042		376,009

Diluted earnings per share	5,922,475	$0.76	5,866,785	$0.69	5,604,044	$0.49

Average shares of 120,750, 143,750 and 211,600 have been excluded from the earnings per share calculation for 2006, 2005 and 2004, respectively, because their effects were anti-dilutive.
23.	COMMON STOCK DIVIDEND AND CAPITALIZATION

On February 23, 2004, we issued 1,481,470 shares of common stock in a registered public offering at a price of $17.00 per share before commissions and expenses. Gross proceeds amounted to $25.2 million. Net proceeds after commissions but prior to other offering expenses were approximately $23.9 million. A portion of the new capital was downstreamed from Bankshares to the banking subsidiary, Alliance Bank. Bankshares is using the net proceeds from this offering to provide additional capital to the Bank to support anticipated increases in our earning assets as our business grows.

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
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets

Cash	$6,839	$7,291
Investment in subsidiaries	57,099	50,705
Other assets	1,071	976

Total assets	$65,009	$58,972

Liabilities
Trust preferred capital notes	$10,310	$10,310
Other liabilities	62	51

Total liabilities	$10,372	$10,361

Stockholders’ Equity
Common stock	$22,206	$19,244
Capital surplus	29,126	19,955
Retained earnings	5,987	13,218
Accumulated other comprehensive (loss), net	(2,682)	(3,806)

Total stockholders’ equity	$54,637	$48,611

Total liabilities and stockholders’ equity	$65,009	$58,972

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income
Interest income	$—	$—	$—

Expenses
Interest expense	$896	$717	$534
Professional fees	138	89	57
Other expense	165	91	69

Total expense	$1,199	$897	$660

Loss before income tax (benefit) and undistributed income of subsidiaries	$(1,199)	$(897)	$(660)

Income tax (benefit)	(407)	(305)	(251)

Loss before undistributed income of subsidiaries	$(792)	$(592)	$(409)

Undistributed income of subsidiaries	5,271	4,650	3,176

Net income	$4,479	$4,058	$2,767

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash Flows from Operating Activities
Net income	$4,479	$4,058	$2,767
Adjustments to reconcile net income to net cash (used in) operating activities:
Undistributed income of subsidiaries	(5,271)	(4,650)	(3,176)
Increase in other assets	(213)	(91)	(170)
Increase in accrued expenses	404	60	51

Net cash (used in) operating activities	(601)	(623)	(528)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	—	(5,000)	(15,000)

Net cash (used in) investing activities	—	(5,000)	(15,000)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	149	171	24,317

Net cash provided by financing activities	149	171	24,317

Cash and Cash Equivalents
Net increase (decrease) in Cash and Cash Equivalents	(452)	(5,452)	8,789
Beginning of Year	7,291	12,743	3,954

End of Year	$6,839	$7,291	$12,743

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
25.	SEGMENT REPORTING

Bankshares has three reportable segments: traditional commercial banking, a mortgage banking business, and an insurance agency. Revenues from commercial banking operations consist primarily of interest earned on loans and investment securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Insurance agency revenues consist of property and casualty commissions, contingency commissions and employee benefits commissions. For the year ended December 31, 2005 insurance agency commissions were $103 thousand. There was no income from insurance agency commissions in 2004. Therefore, the insurance agency income was not a reportable segment in 2005 and 2004.

The commercial bank segment provides the mortgage segment with the short term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over their cost to borrow funds. These transactions are eliminated in the consolidation process.

The following table presents segment information for the years ended December 31, 2006, 2005 and 2004:

	2006
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agencies	Eliminations	Totals
Revenues:
Interest income	$39,595	$660	$—	$(680)	$39,575
Gain on sale of loans	—	4,110	—	—	4,110
Insurance commissions	—	—	1,618	—	1,618
Other	293	6	—	—	299

Total operating income	39,888	4,776	1,618	(680)	45,602

Expenses:
Interest expense	18,522	680	—	(680)	18,522
Provision for loan loss	1,020	—	—	—	1,020
Salaries and employee benefits	5,714	3,758	776	—	10,248
Other	7,199	1,691	284	—	9,174

Total operating expenses	32,455	6,129	1,060	(680)	38,964

Income before income taxes	$7,433	$(1,353)	$558	$—	$6,638

Total assets	$644,367	$22,280	$515	$(22,791)	$644,371

Capital expenditures	$1,284	$249	$23	$—	$1,556

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	2005
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$29,054	$694	$(819)	$28,929
Gain on sale of loans	—	2,997	—	2,997
Other	507	10	—	517

Total operating income	29,561	3,701	(819)	32,443

Expenses:
Interest expense	10,501	819	(819)	10,501
Provision for loan loss	1,142	—	—	1,142
Salaries and employee benefits	5,254	2,657	—	7,911
Other	5,844	1,293	—	7,137

Total operating expenses	22,741	4,769	(819)	26,691

Income before income taxes	$6,820	$(1,068)	$—	$5,752

Total assets	$610,854	$9,021	$(8,390)	$611,485

Capital expenditures	$335	$260	$—	$595

	2004
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$19,177	$1,447	$(1,473)	$19,151
Gain on sale of loans	—	5,362	—	5,362
Other	785	34	—	819

Total operating income	19,962	6,843	(1,473)	25,332

Expenses:
Interest expense	6,852	1,473	(1,473)	6,852
Provision for loan losses	886	—	—	886
Salaries and employee benefits	3,535	4,304	—	7,839
Other	5,033	1,091	—	6,124

Total operating expenses	16,306	6,868	(1,473)	21,701

Income before income taxes	$3,656	$(25)	$—	$3,631

Total assets	$477,738	$29,278	$(27,296)	$479,720

Capital expenditures	$800	$270	$—	$1,070

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Disclosure controls and Procedures. Bankshares, under the supervision and with the participation of the Bankshares’ management, including Bankshares Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Bankshares disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Bankshares disclosure controls and procedures are effective to ensure that information required to be disclosed by Bankshares in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to Bankshares’ management, including Bankshares Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Bankshares disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares or its subsidiary to disclose material information otherwise required to be set forth in Bankshares periodic reports.
     Management’s Report on Internal Control over Financial Reporting. Management of Bankshares is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Bankshares internal control over financial reporting is designed to provide reasonable assurance to Bankshares management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management assessed the effectiveness of Bankshares internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, Bankshares internal control over financial reporting was effective based on those criteria.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm, who also audited Bankshares consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on management’s assessment of the Bankshares internal control over financial reporting appears on page 51 hereof.
     Changes in Internal Controls. During the course of the assessment discussed above, management identified certain aspects of Bankshares’ internal control over financial reporting that it felt could be strengthened beyond what currently existed. As a result, Bankshares’ implemented various changes to its internal control over financial reporting in the fourth quarter of 2006. In particular, Bankshares has enhanced controls related to the review of changes made to its deposit and loan accounts that are performed by employees in the general course of their duties. Bankshares believes these changes have improved the overall control environment over its internal control over financial reporting.
Item 9B. Other Information
     None.
PART III.
     Except as otherwise indicated, information called for by the following items under Part III is contained in the proxy statement for Alliance Bankshares’ 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) to be held in June 2007.
Item 10. Directors, Executive Officers and Corporate Governance
     Information with respect to Alliance Bankshares’ directors and audit committee is contained in the 2007 Proxy Statement under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference. All other information required by this item is contained in the 2007 Proxy Statement under the captions “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” and is incorporated herein by reference.
Item 11. Executive Compensation
     Information regarding executive compensation is contained in the 2007 Proxy Statement under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. Information regarding director compensation is contained in the 2007 Proxy Statement under the caption “Director Compensation,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning stock ownership by directors, executive officers and five percent beneficial owners is contained in the 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference. Information regarding equity securities of Alliance Bankshares that are authorized for issuance under equity compensation plans is contained in the 2007 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information regarding transactions with management is contained in the 2007 Proxy Statement under the caption “Interest of Management in Certain Transactions” and “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information regarding principal accounting fees and services and pre-approval policies is contained in the 2007 Proxy Statement under the caption “Principal Accountant Fees and Services” and “Pre-Approval Policies,” and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
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

10.1 *	Alliance Bankshares Corporation Stock Option Plan, as restated effective March 25, 2003, and further amended April 27, 2005 (incorporated by reference to Appendix A to the definitive proxy statement filed May 2, 2005).

10.1.1 *	Form of Stock Option Agreement

10.2*	Employment agreement between Alliance Bank and Thomas A. Young, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-QSB filed May 15, 2003).

10.3*	Employment agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.31 to Form 10-QSB filed May 15, 2003).

10.4*	Employment agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2003 (incorporated by reference to Exhibit 10.32 to Form 10-QSB filed May 15, 2003).

10.6*	Employment agreement between Alliance Bank and Frank H. Grace, III dated January 13, 2004, as amended on February 27, 2004 (incorporated by reference to Exhibit 10.34 to Form 10-KSB filed April 1, 2004).

10.7*	Base Salaries of Named Executive Officers.

10.8*	Non-Employee Director Compensation.

10.9*	Employment agreement between Thomas P. Danaher and Company, Inc. (now, Alliance Insurance Agency, Inc.) and Thomas P. Danaher dated November 15, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K filed November 21, 2005).

21	Subsidiaries of the Registrant.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

*	Management Contracts

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

March 16, 2007 Date	/s/ Thomas A. Young, Jr. Thomas A. Young, Jr.
President & CEO
(principal executive officer)

March 16, 2007 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr.
Executive Vice President & CFO,
Corporate Secretary
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2007 Date	/s/ Harvey E. Johnson, Jr. Harvey E. Johnson, Jr.
Chairman of the Board of Directors

March 16, 2007	/s/ William M. Drohan

Date	William M. Drohan
Director

March 16, 2007	/s/ Lawrence N. Grant

Date	Lawrence N. Grant
Director

March 16, 2007	/s/ Serina Moy

Date	Serina Moy
Director

March 16, 2007	/s/ George S. Webb

Date	George S. Webb
Director

March 16, 2007	/s/ Robert G. Weyers

Date	Robert G. Weyers
Director

March 16, 2007	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr.
Director, President & CEO
(principal executive officer)

March 16, 2007	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President & CFO
(principal financial and accounting officer)