Form 10-Q
period 2007-03-31
ALLIANCE BANKSHARES CORP
filed 2007-05-10
CIK 1181001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2007, the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 5,563,875.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
March 31, 2007, December 31, 2006 and March 31, 2006
(Dollars in thousands)

	March	December	March
	31,	31,	31,
	2007	2006	2006
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$25,363	$21,918	$30,916
Federal funds sold	16,589	11,727	16,156
Trading securities, at fair value	154,583	—	—
Investment securities available-for-sale, at fair value	28,513	200,719	205,431
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	8,656	18,534	14,502
Loans, net of allowance for loan losses of $4,470, $4,377 and $3,713	379,060	374,299	326,569
Premises and equipment, net	2,352	2,394	2,681
Accrued interest and other assets	14,665	14,680	11,927

TOTAL ASSETS	$629,881	$644,371	$608,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$124,861	$158,728	$195,468
Savings and NOW deposits	45,055	50,645	55,651
Money market deposits	19,649	19,389	28,639
Other time deposits ($108,094 at fair value at March 31, 2007)	221,291	242,571	182,758

Total deposits	410,856	471,333	462,516

Repurchase agreements, federal funds purchased and other borrowings	73,329	53,197	45,171
Federal Home Loan Bank advances, at fair value	74,943	50,000	38,000
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	4,569	4,894	2,931
Commitments and contingent liabilities	—	—	—

Total liabilities	574,007	589,734	558,928

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized;
5,551,477, 5,551,477 and 4,811,050 shares issued and outstanding at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	22,206	22,206	19,244
Capital surplus	29,126	29,126	19,955
Retained earnings	4,586	5,987	14,374
Accumulated other comprehensive loss, net
Net unrealized loss on available-for-sale securities	(44)	(2,682)	(4,219)

Total stockholders’ equity	55,874	54,637	49,354

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$629,881	$644,371	$608,282

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
(Dollars in thousands, except for per share data)

	2007	2006
INTEREST INCOME:
Loans	$7,742	$6,186
Investment securities	348	2,446
Trading securities	1,868	—
Federal funds sold	81	141

Total interest income	10,039	8,773

INTEREST EXPENSE:
Savings and NOW deposits	193	144
Other time deposits	2,693	1,715
Money market deposits	177	154
Borrowings	2,243	1,802

Total interest expense	5,306	3,815

Net interest income	4,733	4,958

Provision for loan losses	305	290

Net interest income after provision for loan losses	4,428	4,668

OTHER INCOME:
Deposit account service charges	110	40
Gain on loan sales	660	1,065
Insurance commissions	896	531
Net gain (loss) on sale of available-for-sale securities	72	(72)
Net gain on trading activities	143	—
Other operating income	53	59

Total other income	1,934	1,623

OTHER EXPENSES:
Salaries and employee benefits	2,383	2,595
Occupancy expense	510	377
Equipment expense	250	254
Operating expenses	1,456	1,349

Total other expenses	4,599	4,575

INCOME BEFORE INCOME TAXES	1,763	1,716

Income tax expense	556	560

NET INCOME	$1,207	$1,156

Net income per common share, basic *	$0.22	$0.21

Net income per common share, diluted *	$0.21	$0.19

Weighted average number of shares, basic *	5,551,477	5,532,708

Weighted average number of shares, diluted *	5,824,498	5,910,288

See Notes to Unaudited Consolidated Financial Statements.

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
(Dollars in thousands, except for per share data)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	Earnings	Loss	Income	Equity
BALANCE, DECEMBER 31, 2005	$19,244	$19,955	$13,218	$(3,806)		$48,611

COMPREHENSIVE INCOME:

Net income	—	—	1,156	—	$1,156	1,156
Other comprehensive income (loss), net of tax:
unrealized holding (loss) on securities available-for-sale, net of tax of $(238)	—	—	—	—	(460)	—
Reclassification adjustment, net income taxes of $25	—	—	—	—	47	—

Other comprehensive income (loss), net of tax	—	—	—	(413)	(413)	(413)

Total comprehensive income	—	—	—	—	$743	—

Exercise of stock options	—	—	—	—		—

BALANCE, MARCH 31, 2006	$19,244	$19,955	$14,374	$(4,219)		$49,354

BALANCE, DECEMBER 31, 2006	$22,206	$29,126	$5,987	$(2,682)		$54,637

COMPREHENSIVE INCOME:

Net income	—	—	1,207	—	$1,207	1,207
Other comprehensive income (loss), net of tax:
unrealized holding (loss) on securities available-for-sale, net of tax of $(25)	—	—	—	—	45	—
Reclassification adjustment, net income taxes of $25	—	—	—	—	(47)	—

Other comprehensive income (loss), net of tax	—	—	—	(2)	(2)	(2)

Total comprehensive income	—	—	—	—	$1,205	—

Cumulative effect of adoption of SFAS No. 159	—	—	(2,608)	2,640		32
Exercise of stock options	—	—	—	—		—

BALANCE, MARCH 31, 2007	$22,206	$29,126	$4,586	$(44)		$55,874

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2007 and 2006
(Dollars in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,207	$1,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	236	373
Disposal of fixed assets	124	—
Provision for loan losses	305	290
Origination of loans held for sale	(28,404)	(51,353)
Proceeds from sale of loans held for sale	38,942	43,349
Gain on loan sales	(660)	(1,065)
Stock-based compensation expense	73	59
Net loss (gain) on sale of securities available-for-sale	(72)	72
Net loss on sale of trading securities	55	—
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(515)	(459)
Other liabilities	(325)	(425)

Net cash provided by (used in) operating activities	10,966	(8,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(4,862)	21,366
Purchase of securities available-for-sale	(2,399)	(775)
Proceeds from sale of securities available-for-sale	6,761	17,415
Paydowns on securities available-for-sale	—	6,112
Net change in trading securities	16,418	—
Net change in FHLB stock	(2,726)	(354)
Net increase in loans	(5,066)	(25,551)
Purchase of premises and equipment	(245)	(938)

Net cash provided by investing activities	7,881	17,275

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	(33,867)	9,591
Savings and NOW deposits	(5,590)	3,416
Money market deposits	260	4,217
Other time deposits	(21,280)	(15,886)
Repurchase agreements, federal funds purchased and other borrowings	20,132	(12,918)
FHLB advances	24,943	8,000

Net cash (used in) financing activities	(15,402)	(3,580)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,445	5,692

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,918	25,224

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,363	$30,916

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
     In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originated residential mortgages for subsequent sale. AHF did not maintain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced it would restructure its mortgage banking operations conducted by AHF and create a division with Alliance Bank instead. As a result, Alliance Bank Mortgage Division (ABMD) was created. Bankshares expects to wind up the existing AHF operations in 2007.
     On June 26, 2003, Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust and a subsidiary of Bankshares, was formed for the purpose of issuing trust preferred capital securities with the proceeds to be utilized by Bankshares.
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
     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of March 31, 2007, December 31, 2006 and March 31, 2006, the results of operations for the three month periods ended March 31, 2007 and 2006, and cash flows for the three month periods ended March 31, 2007 and 2006. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Operating results for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of full year financial results.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Bankshares adopted SFAS 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
     Included within compensation and employee benefits expense for the three months ended March 31, 2007 is $73 thousand of stock-based compensation, compared to the three months ended March 31, 2006 which had $65 thousand of stock-based compensation. As of March 31, 2007 and December 31, 2006, there was $711 thousand and $741 thousand, respectively, of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period.
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
     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2007: price volatility of 20.50%, risk-free interest rates of 4.55%, dividend rate of 0.00% and expected lives up to 6.63 years. There were no grants in the first quarter of 2006.

     Stock option plan activity for the three months ended March 31, 2007 is summarized below:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1,	858,281	$8.96
Granted	55,500	15.55
Forfeited	4,240	14.91
Exercised	—	—

Outstanding at March 31,	909,541	$9.34	5.5	$5,718

Exercisable at March 31,	690,530	$7.99	5.5	$5,151

Fair Value Accounting
      Bankshares elected to adopt the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) and Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) effective January 1, 2007. Historically, Bankshares has maintained an investment portfolio and a series of wholesale liabilities. The wholesale liabilities include brokered certificates of deposit and long-term FHLB advances. We have elected fair value accounting for the brokered certificate of deposit portfolio and all long-term FHLB advances. The combined activities were used for balance sheet management, risk management and earnings. The embedded cost of the liabilities has created earnings volatility for the organization. We believe that adopting the provisions of these accounting standards provide a more realistic view of our balance sheet and provides the opportunity to mitigate volatility in reported earnings.

     The following table outlines the fair value position of assets and liabilities accounted for under SFAS 159 as of March 31, 2007:

						Total
						Changes in
		Quoted	Significant	Significant		Fair Value
		Prices in	Other	Other		Included in
		Active	Observable	Unobservable	Trading	Current
	Fair	Markets	Inputs	Inputs	Gains or	Period
	Value	(Level 1)	(Level 2)	(Level 3)	Losses *	Results *
	(dollars in thousands)
Trading securities	$154,583	$—	$154,583	$—	$343	$343
Interest-bearing deposits (Brokered Certificates of Deposit)	108,094	—	108,094	—	(43)	(43)
FHLB advances	74,943	—	74,943	—	(157)	(157)

*	Reported on the Consolidated Statements of Income as Net Gain on Trading Activities.
      For the assets and liabilities selected for fair value accounting, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. Management intends to use fair value accounting for like instruments in the future because it believes the fair value measurement provides a better evaluation of the instruments and related performance. The changes in fair value of trading securities, brokered certificates of deposit and long-term FHLB advances are solely due to interest rates and not changes in credit risk.
     Interest income and expense is accounted for using the level yield method on the accrual basis of accounting. Changes in fair values associated with fluctuations in market values reported above are reported as Net Gain on Trading Activities on the Consolidated Statements of Income.

     As a result of electing to record trading securities, brokered certificates of deposit and long-term FHLB advances at fair value pursuant to the provisions of SFAS 159 as of January 1, 2007, Bankshares recorded the following to opening retained earnings:

		Net
		Decrease to	As of
	As of	Retained	January 1, 2007
	January 1, 2007	Earnings	after
	prior to	Upon	Adoption
	Adoption	Adoption	of FVO
		($ in thousands)
Trading Securities	$174,682	$(4,000)	$170,682
Interest-Bearing Deposits (Brokered Certificates of Deposit)	112,559	(165)	112,394
FHLB Advances	50,000	214	50,214
Pre-tax cumulate effect of adopting fair value option		(3,951)
Increase in deferred tax asset		1,343
Cumulative effect of adopting fair value option		$(2,608)

2. Investment Securities, Available-for-Sale and Held-to-Maturity
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at March 31, 2007 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
		(dollars in thousands)
Available-for-Sale Securities:
Municipal securities	$21,123	$127	$(193)	$21,057
Restricted stocks:
Community Bankers Bank	56	—	—	56
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	6,199	—	—	6,199

Total Available-for-Sale Securities	$28,579	$127	$(193)	$28,513

Held-to-Maturity Securities:
Certificate of deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2006 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
		(dollars in thousands)
Available-for-Sale Securities:
U.S. government corporations & agencies	$60,282	$—	$(1,883)	$58,399
U.S. government agency CMOs & PCMOs	90,100	7	(1,518)	88,589
U.S. government agency MBS	24,300	—	(606)	23,694
Municipal securities	25,373	140	(204)	25,309
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,472	—	—	3,472

Total Available-for-Sale Securities	$204,783	$147	$(4,211)	$200,719

Held-to-Maturity Securities:
Certificate of deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The following tables present the aggregate amount of unrealized loss in investment securities as of March 31, 2007 and December 31, 2006. The aggregate is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

			March 31, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(dollars in thousands)
Municipal securities	$2,323	$(16)	$7,253	$(177)	$9,576	$(193)

Total temporarily impaired investment securities:	$2,323	$(16)	$7,253	$(177)	$9,576	$(193)

     As of March 31, 2007, 19 municipal securities have an unrealized loss totaling $(193) thousand. The investment securities are obligations of entities that management believes are excellent credit risks. Management believes the impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
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

			December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(dollars in thousands)
U.S. government corporations & agencies	$—	$—	$58,399	$(1,883)	$58,399	$(1,883)
U.S. government agency CMOs & PCMOs	1,579	(2)	84,490	(1,516)	86,069	(1,518)
U.S. government agency MBS	—	—	23,694	(606)	23,694	(606)
Municipal securities	3,210	(35)	7,261	(169)	10,471	(204)

Total temporarily impaired investment securities:	$4,789	$(37)	$173,844	$(4,174)	$178,633	$(4,211)

3. Trading Assets
     Bankshares early adopted the provisions of SFAS 159 effective January 1, 2007. The following table reflects our trading assets and effective yield on the instruments as of March 31, 2007.

	Fair
	Value	Yield
	(dollars in thousands)
Trading Assets:
U.S. government corporations & agencies	$58,385	4.45%
U.S. government agency CMOs	24,339	4.27%
PCMOs	53,397	5.14%
U.S. government agency MBS	18,462	4.16%

Total Trading Assets	$154,583	4.63%

4. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages as of the dates indicated:

	March 31,		December 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Real estate:
Residential real estate	$94,103	24.6%	$96,490	25.4%
Commercial real estate	138,430	36.1%	125,972	33.3%
Construction	95,945	25.0%	99,636	26.3%

Total real estate	328,478	85.7%	322,098	85.0%
Commercial	51,101	13.3%	52,280	13.8%
Consumer	3,951	1.0%	4,409	1.2%
Other	0	0.0%	0	0.0%

Gross loans	383,530		378,787
Less: unearned discount & fees	0	0.0%	(111)	0.0%

Subtotal	383,530	100.0%	378,676	100.0%

Less: allowance for loan losses	(4,470)		(4,377)

Net loans	$379,060		$374,299

5. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2007	2006	2006
	(dollars in thousands)
Balance, beginning of period	$4,377	$3,422	$3,422
Provision for loan losses	305	1,020	290
Loans charged off	(218)	(71)	(0)
Recoveries of loans charged off	6	6	1

Net charge offs	(212)	(65)	1

Balance, end of period	$4,470	$4,377	$3,713

     The following table shows nonperforming assets as of the dates indicated and the allowance provided for impaired loans:

	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Nonperforming assets:
Impaired loans	$262	$343
Non-accrual loans	998	476
OREO	—	—
Past due loans > 90 days and still accruing	—	—

Total nonperforming assets & past due loans	$1,260	$819

Allowance provided for impaired loans, included in the allowance for loan losses	$128	$126

6. Intangible and Goodwill
     On November 15, 2005, Alliance Bank Corporation acquired all of the stock of Danaher Insurance Agency, Inc, a Virginia based insurance agency. The value of goodwill and transaction costs was $1.5 million as of March 31, 2007 and December 31, 2006.
     On December 14, 2006, Alliance Insurance Agency acquired certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc., both Virginia based insurance agencies. The value of goodwill and transaction costs was $1.4 million as of March 31, 2007 and December 31, 2006.

     As of March 31, 2007, amortization expense for all insurance agencies was $66 thousand. Amortization of customer intangibles for both insurance agencies will be $265 thousand annually for 2007 thru 2011.
7. Long-Term Federal Home Loan Bank Advances
     Bankshares has a variety of advances (fixed, floating and convertible) totaling $75.0 million and $50.0 million at March 31, 2007 and December 31, 2006, from the Federal Home Loan Bank of Atlanta (FHLB) that mature through 2021. At March 31, 2007, the advances had interest rates ranging from 3.93% to 4.71%.
     The contractual maturities of the current long-term FHLB advances are as follows for the dates indicated:

	March 31, 2007
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
	(dollars in thousands)
Adjustable Rate Credit	3.93%	5 years	2008	$10,000
Convertible*	4.71%	3 years	2010	25,000
Convertible*	4.21%	5 years	2011	15,000
Convertible*	4.61%	15 years	2021	25,000

Total FHLB advances				$75,000

	December 31, 2006
Type of Advance	Interest Rate	Advance Term	Maturity Date	Balance
	(dollars in thousands)
Adjustable Rate Credit	3.94%	5 years	2008	$10,000
Convertible*	4.21%	5 years	2011	15,000
Convertible*	4.62%	15 years	2021	25,000

Total FHLB advances				$50,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     The weighted average interest rate was 4.47% and 4.26% as of March 31, 2007 and December 31, 2006, respectively.
8. Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The trust also issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred

Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 8.50% on March 31, 2007 and 8.51% on December 31, 2006.
9. Earnings Per Share
     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of dilutive potential common stock. Potential dilutive common stock had no effect on income available to common shareholders.
     All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

Three Months Ended March 31,	2007		2006
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic earnings per share	5,551,477	$0.22	5,532,708	$0.21

Effect of dilutive securities, stock options	273,021		377,581

Diluted earnings per share	5,824,498	$0.21	5,910,288	$0.19

Net Income utilized in the earnings per share calculations above:	$1,207,000		$1,156,000

     Average shares of 160,575 and 135,700 have been excluded from the calculation for the three months ended March 31, 2007 and March 31, 2006, respectively, because their effects were anti-dilutive.

10. Segment Reporting
     Bankshares has three reportable segments: traditional commercial banking, a mortgage banking business, and an insurance agency. Revenues from commercial banking operations consist primarily of interest earned on loans, investment securities, trading account assets and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Insurance agency revenues consist of property and casualty commissions, contingency commissions, and employee benefits commissions.
     The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over its cost to borrow funds. These transactions are eliminated in the consolidation process.
     The following tables present segment information for the three month periods ended March 31, 2007 and 2006:

SEGMENT REPORTING

	For the Three Months Ended
	March 31, 2007
		ABMD
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$10,020	$182	$—	$(163)	$10,039
Gain on sale of loans	—	660	—	—	660
Insurance commissions	—	—	896	—	896
Other	378	—	—	—	378

Total operating income	10,398	842	896	(163)	11,973

Expenses:
Interest expense	5,306	163	—	(163)	5,306
Provision for loan loss	305	—	—	—	305
Salaries and employee benefits	1,606	406	371	—	2,383
Other	1,900	189	127	—	2,216

Total operating expenses	9,117	758	498	(163)	10,210

Income before income taxes	$1,281	$84	$398	$—	$1,763

Total assets	$629,385	$11,912	$1,092	$(12,508)	$629,881

Capital expenditures	$202	$—	$43	$—	$245

	For the Three Months Ended
	March 31, 2006
		AHF
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$8,780	$136	$—	$(143)	$8,773
Gain on sale of loans	—	1,065	—	—	1,065
Insurance commissions	—	—	531	—	531
Other	26	1	—	—	27

Total operating income	8,806	1,202	531	(143)	10,396

Expenses:
Interest expense	3,815	143	—	(143)	3,815
Provision for loan loss	290	—	—	—	290
Salaries and employee benefits	1,353	1,050	192	—	2,595
Other	1,574	332	74	—	1,980

Total operating expenses	7,032	1,525	266	(143)	8,680

Income before income taxes	$1,774	$(323)	$265	$—	$1,716

Total assets	$607,476	$17,976	$456	$(17,626)	$608,282

Capital expenditures	$865	$56	$17	$—	$938

11. Insurance Transaction
     On March 27, 2007, Bankshares announced the execution of a definitive agreement for its subsidiary, Alliance Insurance Agency, Inc., to acquire certain assets and liabilities of the Thomas Agency, Inc., trading as Fredericksburg Insurance Group, in a stock and cash transaction for a purchase price of between $1.05 million and $1.45 million, depending on the insurance operation’s performance in calendar years 2007, 2008 and 2009. The transaction closed on April 5, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bankshares, the Bank, AHF, ABMD and AIA, on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006 and the consolidated financial statements and accompanying notes included elsewhere in this report.
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
     The information available on the Bank’s website is not part of this Quarterly Report on Form 10-Q or any other report filed by Bankshares with the Securities and Exchange Commission.
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Effects of implementation of certain balance sheet strategies;

•	Timing of expected implementation of certain balance sheet strategies;

•	Anticipated growth of our insurance company;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. Metropolitan region;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	Changes in the national and local home mortgage market;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our use of technology or the use of technology by key competitors;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards;

•	Changes in regulatory requirements and/or restrictive banking legislation; and

•	Other factors described from time to time in our Securities and Exchange Commission filings.
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

     Our allowance for loan losses has two basic components: the specific allowance for impaired credits and the general allowance based on relevant risk factors. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, a specific reserve is established based on Bankshares’ calculation of the loss embedded in the individual loan. Large groups of smaller balance and homogeneous loans are collectively evaluated for impairment. Accordingly, Bankshares does not separately identify individual consumer and residential loans for impairment testing unless loans become 60 days or more past due.
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
Goodwill
     Bankshares adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Based on the results of these tests, Bankshares concluded that there was no impairment, and no write-downs were recorded. Additionally, under SFAS 142, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. The costs of other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.
Share-Base Compensation
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
     Bankshares believes the early adoption of SFAS No. 159 provides a more realistic picture of key business activities of the organization. We have entered into a variety of transactions based upon our business models. The activities include certain assets and liabilities that if accounted for on a fair market value basis would provide a better picture of the organization to any reader of the financial statements.
Principal Business Activities. An overview of the financial results for each of Bankshares’ principal segments is presented below. A more detailed discussion is included in “Results of Operations.”
     Commercial Banking: The Bank’s pre-tax income was $1.3 million for the three months ended March 31, 2007 compared to $1.8 million for the same period in the prior year. Interest income on earning assets grew to $10.0 million for the three months ended March 31, 2007 compared to $8.8 million for the three months ended March 31, 2006, an increase of $1.2 million, or 13.6%.
     Total deposits amounted to $410.9 million as of March 31, 2007, compared to $471.3 million in total deposits as of December 31, 2006. Non-interest bearing deposits were $124.9 million as of March 31, 2007, a decrease of $33.8 million compared to the December 31, 2006 level of $158.7 million.
     The Bank is considered “well capitalized”, as stockholders’ equity amounted to $55.9 million as of March 31, 2007 and $54.6 million as of December 31, 2006.
     The Bank continued to expand its commercial banking team by hiring a seasoned commercial banker in the first quarter of 2007. By hiring additional staff, the Bank will be able to expand its profile as one of the top commercial lenders in our area.

     Mortgage Banking: Gains on the sale of loans for our new mortgage banking division, ABMD, were $660 thousand for the three month period ended March 31, 2007. Loans held for sale were $8.7 million at March 31, 2007. The amount of loans originated for the three months ended March 31, 2007 was $28.4 million. The pre-tax income was $84 thousand for the first three months of 2007.
     In December 2006, Bankshares announced its intention to restructure the mortgage banking operations conducted by AHF but to continue these operations as a division of the Bank. The following information highlights the 2006 performance of AHF. Gains on the sale of loans for AHF were $1.1 million for the three month period ended March 31, 2006. Loans held for sale were $18.5 million at December 31, 2006, and $14.5 million at March 31, 2006. The amount of loans originated were $51.4 million for the three months ended March 31, 2006. The pre-tax (loss) was $(323) thousand for the first three months of 2006.
     Insurance Agency: We expanded our insurance agency line of business in December 2006 through the purchase of certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc. We operate those business activities as Alliance/Battlefield Insurance Agency, LLC, which is a wholly owned subsidiary of AIA.
     Pre-tax income for AIA was $398 thousand for the three months ended March 31, 2007, an increase of $133 thousand or 50.2%, compared to $265 thousand for the same period in the prior year. Commission revenues for the three month period ended March 31, 2007 were $896 thousand, an increase of $365 thousand or 68.7%, compared to commission revenues of $531 thousand for the three month period ended March 31, 2006. Commission revenues were higher as Battlefield contributed $319 thousand or 36% of the revenue for the first quarter of 2007.
     Financial Performance Measures. Bankshares’ net income for the three month periods ended March 31, 2007 and March 31, 2006, amounted to $1.2 million. The basic earnings per share were $.22 for the three months ended March 31, 2007 compared to the prior year earnings of $.21 per common share. The diluted earnings per share were $.21 for the three months ended March 31, 2007 compared to the prior year diluted earnings of $.19 per common share. Weighted average diluted shares outstanding were 5,824,498 for the three months ended March 31, 2007 compared to the prior year weighted average diluted shares outstanding of 5,910,288.
     ROE on an annualized basis during the three months ended March 31, 2007 was 8.82% compared to 9.58% for the same period in 2006. ROA on an annualized basis for the three months ended March 31, 2007 was .79% compared to .80% for the same period of 2006. Net interest margin was 3.31% for the three months ended March 31, 2007 compared to 3.64% for the three months ended March 31, 2006.

Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended March 31, 2007 was $4.8 million compared to $5.0 million for the same period in 2006. Loan interest income increased $1.5 million to $7.7 million in the three months ended March 31, 2007 compared to $6.2 million for the same period in 2006.
     The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended March 31,
	2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$389,526	$7,742	8.06%	$327,213	$6,186	7.67%
Trading securities	162,928	1,868	4.65%	—	—	N/A
Investment securities	31,233	432	5.61%	214,277	2,475	4.68%
Federal funds sold	5,639	81	5.83%	13,526	141	4.23%

Total interest earning assets	589,326	10,123	6.97%	555,016	8,802	6.43%
Non-interest earning assets:
Cash and due from banks	19,207			22,577
Premises and equipment	2,427			2,247
Other assets	16,399			12,164
Less: allowance for loan losses	(4,388)			(3,543)

Total non-interest earning assets	33,645			33,445

Total Assets	$622,971			$588,461

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$35,673	$177	2.01%	$36,498	$127	1.41%
Money market deposit accounts	20,517	177	3.50%	25,243	154	2.47%
Savings accounts	3,658	16	1.77%	4,666	17	1.48%
Time deposits ($107,356 at fair value)	225,066	2,693	4.85%	182,418	1,715	3.81%

Total interest-bearing deposits	284,914	3,063	4.36%	248,825	2,013	3.28%
FHLB advances, at fair value	64,167	731	4.62%	29,489	216	2.97%
Other borrowings	111,068	1,512	5.52%	124,276	1,586	5.18%

Total interest-bearing liabilities	460,149	5,306	4.68%	402,590	3,815	3.84%

Non-interest bearing liabilities:
Demand deposits	99,992			132,222
Other liabilities	7,335			4,697

Total liabilities	567,476			539,509
Stockholders’ Equity	55,495			48,952

Total Liabilities and Stockholders’ Equity	$622,971			$588,461

Interest Spread (3)			2.30%			2.59%

Net Interest Margin (4)		$4,817	3.31%		$4,987	3.64%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had nonaccruing loans totaling $608 thousand in 2007 and one nonaccruing loan of $204 thousand in 2006.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $389.5 million for the three months ended March 31, 2007 compared to $327.2 million for the same period in 2006. The related interest income from loans was $7.7 million in 2007 compared to $6.2 million in 2006. The average yield on loans increased from 7.67% in 2006 to 8.06% in 2007. This increase reflects the overall growth of the loan portfolio and the changing portfolio mix.
     The investment securities income of $432 thousand (on a fully taxable equivalent basis) brought the interest income level to $10.1 million for the three months ended March 31, 2007. This represents an increase of $1.3 million over the 2006 level of $8.8 million. The tax equivalent yield on investment securities for the three months ended March 31, 2007 was 7.42% compared to the March 31, 2006 level of 4.68%.
     Trading securities interest income for the three months ended March 31, 2007 was $1.9 million. The average yield on trading securities was 4.44% for the first quarter of 2007.
     Excess liquidity results in federal funds sold for Bankshares. The short-term investments in federal funds sold contributed $81 thousand to interest income in the three month period ended March 31, 2007 compared to $141 thousand for the same period in 2006.
     In 2007 demand deposit balances averaged $100 million for the first quarter or $32.2 million less than the 2006 level of $132.2 million. The local real estate economy remains soft and as a result title company and real estate closing company balances remained below average for the first quarter of 2007. Bankshares shifted its funding sources to brokered certificates of deposit and FHLB advances. Total average interest bearing liabilities were $460.1 million in the first quarter of 2007 or $57.5 million greater than the first quarter of 2006.
     The overall interest bearing cost of funds was 4.68% or $5.3 million for the first quarter of 2007. This compares to 3.84% or $3.8 million in the first quarter of 2006.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Analysis
(dollars in thousands)

	Three Months Ended March 31,
	2007 compared to 2006
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Investment securities	$(2,043)	$(5,974)	$3,931
Trading securities	1,868	5,733	(3,865)
Loans	1,556	1,228	328
Federal funds sold	(60)	(171)	111

Total Increase in Interest Income	1,321	816	505

Interest-Bearing Liabilities:
Interest-bearing deposits	1,050	418	632
Purchased funds	441	156	285

Total Increase in Interest Expense	1,491	574	917

Increase (Decrease) in Net Interest Income	$(170)	$242	$(412)

     Non-interest Income. Non-interest income amounted to $1.9 million during the three months ended March 31, 2007, an increase of $311 thousand from the 2006 level of $1.6 million. One source of non-interest income is gains on the sale of residential mortgage loans. Bankshares earned $660 thousand on the sale of mortgage loans through ABMD in the three months ended March 31, 2007. In the past, the key source of non-interest income was gains on the sale of residential mortgage loans through AHF. For the three months ended March 31, 2006, gains on loan sales were $1.1 million.
     AIA is another source of our non-interest income. Commission revenues added $896 thousand dollars in operating income for the first quarter of 2007, compared to $531 thousand for the same period in 2006, an increase of $365 thousand. Approximately 36% is attributable to the acquisition of the Battlefield insurance agency.
     Another source of non-interest income is net gains on the sale of investment securities. Bankshares earned $72 thousand on the sale of investment securities in the first quarter of 2007, compared to a loss of $(72) thousand in the first quarter of 2006.
     Non-interest Expense. Non-interest expense in both of the three month periods ended March 31, 2007 and March 31, 2006 amounted to $4.6 million. Salary and benefits expense for the three months ended March 31, 2007 was $2.4 million, or $212 thousand lower than the March 31, 2006 level of $2.6 million. Occupancy and furniture and equipment costs for the three months ended March 31, 2007 increased by $129 thousand over the 2006 level of $631 thousand. These increases can be partially attributed to the addition of Battlefield, which was acquired in December of 2006. Other operating expenses were $1.5 million for the three months ended March 31, 2007, an increase of $107 thousand over the three months ended March 31, 2006. In addition, approximately $75 thousand of additional occupancy, furniture and other expenses related to winding down AHF occurred in the first quarter of 2007. The subleasing of both AHF offices was completed in April 2007 with tenant occupancy occurring in May 2007.

     Alliance Bank Mortgage Division. In December 2006, a decision was made to restructure the mortgage subsidiary, AHF, and create a separate smaller mortgage banking division within the Bank; thus ABMD was created.
     For the first three months of 2007, gains on sale of loans were $660 thousand. Mortgage loan originations for the first three months of 2007 were $28.4 million. Proceeds from the sale of loans held for sale were $38.9 million for the three months ended March 31, 2007.
     Alliance Home Funding. In December 2006, a decision was made to close the mortgage subsidiary, AHF. The following information highlights the 2006 first quarter performance of AHF. For the first three months of 2006, gains on sale of loans were $1.1 million. Mortgage loan originations for the first three months of 2006 were $51.4 million. Proceeds from the sale of loans held for sale were $43.3 million for the three months ended March 31, 2006.
     Alliance Insurance Agency. In December 2006, AIA purchased certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc. to form Alliance/Battlefield Insurance Agency, Inc. This full line insurance agency offers property and casualty insurance to small businesses, homeowners’, life and auto insurance along with a broad array of employee benefits. For the first quarter of 2007, commission revenues for AIA were $896 thousand, an increase of $365 thousand over the first quarter 2006 total of $531 thousand. Net income from AIA was $262 thousand for the three months ended March 31, 2007, compared to $175 thousand for the three months ended March 31, 2006.
     Income Taxes. We recorded $556 thousand in income tax expense in the first quarter of 2007, with an effective tax rate of 31.5% for the three months ended March 31, 2007. We recorded $560 thousand in income tax expense in the first quarter of 2006, with an effective tax rate of 32.6% for the quarter. The effective tax rate is lower than the statutory rate of 34% due to the benefits of our municipal bond portfolio.
Analysis of Financial Condition
     SFAS No. 157 and SFAS No. 159. Effective January 1, 2007 we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements and Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities.
     Investment Securities. We generally classify investment securities as available for sale under the classifications outlined in SFAS No. 115. In all periods presented, we had a single investment of $100 thousand classified as held to maturity. We use the portfolio to manage excess liquidity, customer deposit volatility and asset/liability mix.

     At March 31, 2007, our investment portfolio contained municipal securities, Federal Reserve Bank stock, FHLB stock and other securities. The total amount of investment securities available-for-sale at March 31, 2007 was $28.5 million. The effects of unrealized losses on the portfolio were $(193) thousand, and amounted to .8% of the investment portfolio value as of March 31, 2007.
     Our investment portfolio at December 31, 2006 contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations, U.S. government agency mortgage backed securities, municipal securities, Federal Reserve Bank stock, FHLB stock and other securities. As of December 31, 2006, PCMOs, CMOs and MBS made up 55.9% of the portfolio. Municipal securities were 12.6% of the portfolio as of December 31, 2006. According to our policy, the investment portfolio may contain corporate debt securities. The investment portfolio did not contain any corporate debt securities at December 31, 2006. We actively manage our portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.
     Investment securities available-for-sale amounted to $200.7 million as of December 31, 2006. The effects of unrealized losses on the portfolio were $(4.2) million at December 31, 2006. The unrealized losses amounted to 2.1% of the investment portfolio value as of December 31, 2006.
     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of March 31, 2007:

	March 31, 2007
			After One		After Five
	Within		Year but Within		Years but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(dollars in thousands)
Available-for-Sale Securities:
Municipal securities*	$—	0.00%	$—	0.00%	$2,746	4.85%	$18,377	5.84%	$21,123	5.71%
Other securities	—	0.00%	—	0.00%	—	0.00%	7,456	5.50%	7,456	5.50%

Total Available-for-Sale Securities	$—	0.00%	$—	0.00%	$2,746	4.85%	$25,833	5.74%	$28,579	5.66%

Held-to-Maturity Securities:
Certificate of deposit	$—	0.00%	$100	5.35%	$—	0.00%	$—	0.00%	$100	5.35%

Total Held-to-Maturity Securities	$—	0.00%	$100	5.35%	$—	0.00%	$—	0.00%	$100	5.35%

*	Municipal Securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

     Trading Assets. Bankshares early adopted the provisions of SFAS 159, effective January 1, 2007. We believe that adopting the provisions of this accounting standard provides a more realistic view of our balance sheet and provides the opportunity to mitigate volatility in reported earnings. We have entered into a variety of transactions based upon our business models. The activities include certain assets and liabilities that if accounted for on a fair market value basis would provide a better picture of the organization to any reader of the financial statements.
     The following table reflects our trading assets and effective yield on the instruments as of March 31, 2007:

	Fair
	Value	Yield
	(dollars in
	thousands)
Trading Assets:
U.S. government corporations & agencies	$58,385	4.45%
U.S. government agency CMOs	24,339	4.27%
PCMOs	53,397	5.14%
U.S. government agency MBS	18,462	4.16%

Total Trading Assets	$154,583	4.63%

     In conjunction with the early adoption of SFAS 159, we intend to delever the balance sheet by approximately $75 million. The accounting for the instruments on a fair value basis provides greater flexibility to the organization in monitoring and managing the company’s balance sheet.
     Loan Portfolio. Our increase in the loan portfolio reflects Bankshares’ continued focus on loan growth. The loan portfolio increased 1.3% for the first three months of 2007, rising to $379.1 million at March 31, 2007, compared to $374.3 million at December 31, 2006, net of the allowance for loan losses and increased 16.1% compared to $326.6 million at March 31, 2006.
     We categorize our loans into five primary classifications: Commercial Real Estate, Commercial, Real Estate Construction, Residential Real Estate and Consumer. Over the past year, we have experienced significant growth in our total portfolio.
     Commercial real estate loans were $138.4 million or 36.1% of the loan portfolio as of March 31, 2007. This compares to $126.0 million or 33.3% as of December 31, 2006 and $105.2 million or 31.9% as of March 31, 2006. This growth reflects the demand on the part of our customers to participate in the real estate market in the Washington, D.C. metropolitan area. Loans in this category are generally amortizing over 15 to 25 year periods and carry adjustable rates which reset every one to five years, indexed against like-maturity Treasury instruments.

     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. Commercial loans represent 13.3% of the loan portfolio, or $51.1 million as of March 31, 2007, compared to $52.3 million and 13.8% of the loan portfolio at December 31, 2006, and $40.9 million and 12.4% of the loan portfolio at March 31, 2006.
     The real estate construction category of our loan portfolio generally falls into two primary categories: commercial construction which will convert to either commercial real estate loans or will be sold in individual condominium units and residential construction loans to builders for resale. This category totaled $95.9 million or 25.0% of our portfolio as of March 31, 2007, compared to $99.6 million and 26.3% of the portfolio as of December 31, 2006 and $104.2 million or 31.5% as of March 31, 2006.
     Residential real estate loans (home equity and fixed rate trusts) were $94.1 million or 24.6% of the loan portfolio as of March 31, 2007, compared to $96.5 million, or 25.4% as of December 31, 2006, and an increase of $17.1 million or 22.1% over the March 31, 2006 balance of $77.0 million. This category consists of two different loan types: home equity loans (“HELOCs”, which are secured by secondary financing on residential real estate) which represent the most significant portion of the category, and first mortgage loans secured by single family residences not held for sale through ABMD.
     Allowance for Loan Losses. The allowance for loan losses was $4.5 million at March 31, 2007, or 1.17% of loans outstanding, compared to $4.4 million or 1.16% of loans outstanding at December 31, 2006. (These ratios exclude loans held for sale.) In the first three months of 2007, we had net charge-offs of $212 thousand compared to $(1) thousand for the three months ended March 31, 2006.
     In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by the organization, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing loans. After charging off all known losses which have been incurred in the loan portfolio, management considers the allowance for loan losses adequate to cover its estimate of probable losses. A more detailed discussion of the allowance for loan losses is contained in the critical accounting policies discussion earlier. In addition, we have a third party loan review performed annually. This review covers the entire loan portfolio.
     Nonperforming Assets. A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to Bankshares. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Bankshares and general economic conditions. At March 31, 2007, Bankshares had two HELOC loans totaling $77 thousand, one construction loan totaling $293 thousand, and one real estate loan totaling $628 thousand on nonaccrual status (for a combined total of $998 thousand), compared to nonaccruing loans of $476 thousand as of December 31, 2006.

     Impaired Loans. As of March 31, 2007 and December 31, 2006, we had loans from borrowers that were recorded as “substandard,” “doubtful,” or “loss” on our internal loan watch list. The principal amount of these impaired loans was $1.3 million as of March 31, 2007 and $819 thousand as of December 31, 2006. We have allocated $128 thousand and $126 thousand, respectively, of our allowance for loan losses at March 31, 2007 and December 31, 2006 toward these specific loans.
     Deposits. We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At March 31, 2007, the deposit portfolio was $410.9 million, compared to the December 31, 2006 level of $471.3 million.
     We have made a special effort to obtain deposits from title and mortgage loan closing companies, which generally provide a good source of non-interest bearing deposits. We have developed products and services using available technology that meet the needs of these customers. The balances on deposit with us tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits. These deposits are subject to significant reduction during slower real estate markets, as evidenced in 2006 and continuing in the first quarter of 2007. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. We have sold and will in the future sell investment securities as a source of liquidity.
     As the business activity changes, and particularly if average title and mortgage loan closing deposits decline, we may use wholesale or brokered deposits more frequently. In 2006, we experienced significant loan growth and a reduction in core deposits. We used wholesale funding more frequently to offset funding gaps.
     At March 31, 2007 and December 31, 2006, we had $10.0 million of brokered deposits that relate to a state government program. As of March 31, 2007, all $108.1 million of wholesale brokered deposits were accounted for at fair value. As of December 31, 2006, we had $112.6 million of brokered deposits. This type of funding is a tool to support the growth of the Bank and liquidity needs. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up from the following two categories: customer repurchase agreements and outstanding federal funds sold. Customer repurchase agreements amounted to $35.9 million at March 31, 2007, compared to $43.3 million at December 31, 2006. Outstanding federal funds purchased as of March 31, 2007 were $37.0 million, as compared to outstanding federal funds purchased of $9.4 million at December 31, 2006.

     Customer repurchases are standard repurchase agreement transactions that involve an Alliance Bank customer instead of a wholesale bank or broker. We offer this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not have any open repurchase agreements with broker-dealers.
     FHLB Advances. Bankshares has a variety of advances totaling $74.9 million as of March 31, 2007. The following table shows the balance and fair value of these advances:

	March 31, 2007
Type of Advance	Maturity Date	Balance	Fair Value
	(dollars in thousands)
Adjustable Rate Credit	2008	$10,000	$9,874
Convertible*	2010	25,000	25,085
Convertible*	2011	15,000	14,975
Convertible*	2021	25,000	25,009

Total FHLB advances		$75,000	$74,943

     Liabilities at Fair Value. Bankshares consistently applied SFAS 159 to certain wholesale oriented liabilities as of January 1, 2007. The following table reflects the fair value of liabilities accounted for under SFAS 159:

	March 31, 2007
	Fair Value	Yield
	(dollars in thousands)
Brokered CDs	$108,094	5.14%
FHLB long-term advances	74,943	4.47%

Total Liabilities at Fair Value	$183,037	4.87%

     Liquidity. Our overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our liquidity is impacted by the general growth of the Bank, the growth of ABMD, the growth of AIA, title company balances, the national and local mortgage refinance market and the investment portfolio. We use a variety of tools to manage our liquidity. These include pricing on loans and deposits, purchase or sale of investments, brokered deposits, the sale or participation of loans, and rates and fees on home mortgages. In addition, we have a variety of credit facilities at our disposal. Our funding department monitors our overall position daily. We can and will draw upon federal funds lines with correspondent banks, reverse repurchase agreement lines with correspondent banks and use FHLB advances. Our deposit customers frequently have lower deposit balances in the middle of the month. The deposit balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our overall balance sheet growth.

     For the first three months of 2007, advances for ABMD averaged $12.4 million. We provide temporary funding on presold loans originated by ABMD. The liquidity requirements vary based upon market conditions, production staff performance and general economic conditions. In 2006, the Bank provided a warehouse line of credit to AHF. The funds advanced on this line allowed us to originate and hold mortgages until they were sold to third party investors. In 2006, advances under that line of credit averaged $12.3 million. Our liquidity in the future will be impacted by ABMD.
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of March 31, 2007 was 8.50% compared to 8.51% on December 31, 2006.
     Under the current bank regulatory guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At March 31, 2007 and December 31, 2006, the entire amount was considered Tier I capital.
     Capital. Bankshares early adopted the provisions of SFAS No. 159 effective January 1, 2007. The cumulative effect of the early adoption of SFAS No.159 reduced beginning retained earnings by $2.6 million. Both Bankshares and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $55.9 million as of March 31, 2007 compared to the December 31, 2006 level of $54.6 million. The increase in equity is primarily attributable to net income, which added $1.2 million to stockholders’ equity as of March 31, 2007. Book value per common share was $10.06 as of March 31, 2007 compared to $9.84 as of December 31, 2006. The net unrealized loss on available-for-sale securities amounted to $(44) thousand, net of tax as of March 31, 2007, compared to a net unrealized loss on available-for-sale securities of $(2.7) million, net of tax as of December 31, 2006.

     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of the dates indicated:

	Risk Based Capital Analysis
	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Tier I Capital:
Common stock	$22,206	$22,206
Capital surplus	29,126	29,126
Retained earnings	4,586	5,987
Less: disallowed intangible assets and goodwill	(5,498)	(5,389)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total Tier I Capital	60,420	61,930

Tier II Capital:
Allowance for loan losses	4,470	4,377
Trust Preferred Capital Notes	—	—

Total Tier II Capital	4,470	4,377

Total Risk Based Capital	$64,890	$66,307

Risk weighted assets	$440,241	$443,344

Quarterly average assets	$622,971	$636,293

	March 31,	December 31,	Regulatory
	2007	2006	Minimum
Capital Ratios:
Tier I risk based capital ratio	13.7%	14.0%	4.0%
Total risk based capital ratio	14.7%	15.0%	8.0%
Leverage ratio	9.7%	9.7%	4.0%
Equity to assets ratio	8.1%	7.9%	N/A
     Bankshares is considered “well capitalized” as of March 31, 2007 and December 31, 2006.
     Bankshares’ ability to pay cash dividends is restricted by banking regulations. It has been our policy to retain cash earnings to support future organizational growth. However, on May 25, 2006 the Board of Directors of Bankshares declared a three-for-twenty stock split in the form of a 15% stock dividend. Each shareholder received three additional shares for every twenty shares of stock held on the record date. The stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006.

     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three	Year
	Months Ended	Ended
	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Average total assets	$622,971	$620,005

Average stockholders’ equity	$55,495	$51,179

Net income	$1,207	$4,479

Cash dividends declared	$—	$—

Return on average assets (annualized)	0.79%	0.72%

Return on average stockholders’ equity (annualized)	8.82%	8.75%

Average stockholders’ equity to average total assets	8.91%	8.25%

     Concentrations. Bankshares operates in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia submarket. Bankshares’ overall business includes a focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. The regional real estate related economy appears to be experiencing changes from the extremely robust market in the recent past to a slower, less robust market. The slower market has led to longer days on market in the residential real estate resale market and discounting and competitive pricing by home builders, which in turn has resulted in lower levels of title company deposits. The current environment presents challenges in real estate lending. Management is keenly aware of the real estate related concentrations and is closely monitoring the impact of changes on our clients and our business. Material changes in the economic situation of the region and / or the region’s real estate market could have an adverse impact on Bankshares.

Contractual Obligations
     In the normal course of business, Bankshares has various outstanding contractual obligations that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit that may or may not require cash outflows.
     As of March 31, 2007, there have been no material changes outside the ordinary course of business in Bankshares’ contractual obligations disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006.
     On March 27, 2007, Bankshares reported that AIA entered into a definitive agreement to acquire certain assets and liabilities of an insurance agency, with a purchase price of between $1.05 million and $1.45 million. The acquisition has customary business, staffing and lease obligations. The transaction settled on April 5, 2007.
Off-Balance Sheet Activities
     As of March 31, 2007, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Bankshares has elected to adopt the provisions of SFAS 157 effective January 1, 2007.
     In February 2007, The FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”. Bankshares has elected to adopt the provisions of SFAS 157 and SFAS 159 as of January 1, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. We engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project is the development of a more in-depth ALM model that measures Net Interest Income (NII) and Economic Value of Equity (EVE) results on a monthly basis. The results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and, as of the most recent model run (February 2007), we are in compliance with all policy metrics. The short term interest rate model (NII) indicates we are asset sensitive. The long term interest rate model (EVE) indicates slightly declining EVE in a rising interest rate environment.
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
     The ALM results for February 28, 2007 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 6.3%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 6.3%. The results in both a rising and declining interest rate environment are within the policy guidelines.
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

     The table below shows as of February 28, 2007 ALM model results under various interest rate shocks:

	February 28, 2007
Interest Rate Shocks	NII	EVE
-200 bp	(18.8)%	(2.2)%
-100 bp	(6.3)%	(1.0)%
+100 bp	6.3%	(2.1)%
+200 bp	14.7%	(6.1)%
Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative positive gap position within one year was $6.8 million, or 1.09% of total assets, at March 31, 2007. The positive gap suggests that the net interest margin will decrease in a market of rising interest rates, as liabilities will reprice faster than assets. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long term interest rate exposure. As an example, $117.3 million of the trading securities at March 31, 2007 are classified as over five years due to the contractual maturity of the instruments. Trading assets are easily marketed and can be liquidated within a short period of time. It is reasonable to consider the full $117.3 million of trading assets as the within three month category which further suggests an asset sensitive position for Bankshares.
     The following table reflects our March 31, 2007 “static” interest rate gap position:

	March 31, 2007
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$100	$—	$—	$28,513	$28,613
Trading securities	—	—	37,301	117,282	154,583
Loans held for sale	8,656	—	—	—	8,656
Loans	206,316	19,468	115,453	42,293	383,530
Interest-bearing deposits	200	—	—	—	200
Federal funds sold	16,589	—	—	—	16,589

Total interest earning assets	231,861	19,468	152,754	188,088	592,171

Interest-bearing liabilities:
Interest-bearing demand deposits	41,333	—	—	—	41,333
Money market deposit accounts	19,649	—	—	—	19,649
Savings accounts & IRAs	3,722	—	—	—	3,722
Time deposits, at fair value	10,144	21,982	75,968	—	108,094
Time deposits	7,634	46,509	40,313	18,741	113,197

Total interest-bearing deposits	82,482	68,491	116,281	18,741	285,995

FHLB advances, at fair value	—	9,874	40,060	25,009	74,943
Repos	35,874	—	—	—	35,874
Other borrowings	37,455	—	—	—	37,455
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	166,121	78,365	156,341	43,750	444,577

Period Gap	$65,740	$(58,897)	$(3,587)	$144,338	$147,594

Cumulative Gap	$65,740	$6,843	$3,256	$147,594	$147,594

Cumulative Gap / Total Assets	10.44%	1.09%	0.52%	23.34%	23.43%

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of March 31, 2007.
     The accounting under the fair value option of certain assets and liabilities for Bankshares presents a more realistic picture of the organization. Earnings volatility is reduced as certain assets and liabilities are disposed of or change character in light of core bank balance sheet strategies. We have modeled our EVE position in a delevered balance sheet position and believe certain optionality risk and earnings risk decreased as a result of the strategies.
Item 4. Controls and Procedures
     We maintain a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As required, management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information otherwise required to be set forth in our periodic reports.
     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
   There have been no material changes to the risks faced by Bankshares as previously disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
   None.
Item 3. Defaults Upon Senior Securities
   None.
Item 4. Submission of Matters to a Vote of Security Holders
   None.
Item 5. Other Information
   On March 1, 2007, the Bank entered into a one-year employment agreement with John B. McKenney, III, Senior Vice President and Chief Credit Officer of the Bank. The agreement provides for an annual automatic one year renewal each March 1 subject to a requirement of 60 days’ notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. McKenney’s current annual base salary is $148,400. Mr. McKenney is eligible for the usual and customary employee benefits from the company including life and disability insurance. In addition, the agreement provides that the company will reimburse Mr. McKenney for reasonable and customary business expenses incurred by him. If Mr. McKenney’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. McKenney for good reason (as defined in the agreement), Mr. McKenney will be entitled to continue receiving his then current salary for the greater of the remainder of his contract term or twelve months. If Mr. McKenney’s employment is terminated by the company other than for cause or is terminated by Mr. McKenney for good reason within one year after a change in control (as defined in the agreement), Mr. McKenney will receive 1.5 times his average taxable income from the company for the five calendar years immediately preceding the calendar year of the change in control (with compensation for any partial year of employment annualized). Additionally, Mr. McKenney is subject to non-compete, non-solicitation and non-disclosure commitments within a defined geographic area for a period of twelve months following termination of his employment. A copy of Mr. McKenney’s employment agreement is attached as Exhibit 10.10 to this report and is incorporated herein by reference.

Item 6. Exhibits
2.2	Stock Purchase Agreement dated October 6, 2005, by and between Thomas P. Danaher, Thomas P. Danaher and Company, Inc. and Alliance Bank Corporation (incorporated by reference to Exhibit 10.9 to Form 8-K filed October 12, 2005).

2.3	Asset Purchase Agreement dated as of September 13, 2006 by and between Battlefield Insurance Agency, Inc., Northern Virginia Insurance Agency, Inc., Oswald H. Skewes, Jr. and Alliance/Battlefield Insurance Agency, LLC (incorporated by reference to Exhibit 2.3 to Form 8-K filed September 19, 2006).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 filed August 21, 2002).

10.3	Amended and Restated Employment Agreement between Alliance Bank and Paul M. Harbolick, Jr., dated as of March 1, 2007.

10.4	Amended and Restated Employment Agreement between Alliance Bank and Craig W. Sacknoff, dated as of March 1, 2007.

10.6	Amended and Restated Employment Agreement between Alliance Bank and Frank H. Grace, III, dated as of March 1, 2007.

10.7	Base Salaries of Named Executive Officers.

10.10	Employment Agreement between Alliance Bank and John B. McKenney, III, dated as of March 1, 2007.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

May 10, 2007	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr.
President & Chief Executive Officer
(principal executive officer)

May 10, 2007	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President &
Chief Financial Officer
(principal financial and accounting officer)