Form 10-Q
period 2007-06-30
ALLIANCE BANKSHARES CORP
filed 2007-08-09
CIK 1181001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 1, 2007, the number of outstanding shares of registrant’s common stock, par value $4.00 per share, was: 5,316,969.
ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
June 30, 2007, December 31, 2006 and June 30, 2006
(Dollars in thousands)

	June	December	June
	30,	31,	30,
	2007	2006	2006
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$26,708	$21,918	$26,929
Federal funds sold	6,523	11,727	42,370
Trading securities, at fair value	112,017	—	—
Investment securities available-for-sale, at fair value	28,494	200,719	205,311
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	3,721	18,534	11,655
Loans, net of allowance for loan losses of $4,899, $4,377 and $4,088	384,676	374,299	362,731
Premises and equipment, net	2,247	2,394	2,638
Other real estate owned	367	—	223
Goodwill and intangibles	6,318	5,389	3,031
Accrued interest and other assets	9,949	9,291	9,594

TOTAL ASSETS	$581,120	$644,371	$664,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$113,332	$158,728	$215,612
Savings and NOW deposits	49,361	50,645	58,176
Money market deposits	22,089	19,389	22,250
Other time deposits ($97,620 at fair value at June 30, 2007)	204,507	242,571	184,520

Total deposits	389,289	471,333	480,558

Repurchase agreements, federal funds purchased and other borrowings	50,165	53,197	83,623
Federal Home Loan Bank advances, at fair value	74,671	50,000	38,000
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	4,025	4,894	2,747
Commitments and contingent liabilities	—	—	—

Total liabilities	528,460	589,734	615,238

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized;
5,380,981, 5,551,477 and 5,532,977 shares issued and outstanding at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	21,524	22,206	22,132
Capital surplus	27,115	29,126	28,911
Retained earnings	4,455	5,987	4,064
Accumulated other comprehensive loss, net	(434)	(2,682)	(5,763)

Total stockholders’ equity	52,660	54,637	49,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,120	$644,371	$664,582

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2007 and 2006
(Dollars in thousands, except for per share data)

	2007	2006
INTEREST INCOME:
Loans	$7,877	$7,281
Investment securities	338	2,362
Trading securities	1,525	—
Federal funds sold	21	142

Total interest income	9,761	9,785

INTEREST EXPENSE:
Savings and NOW deposits	176	159
Other time deposits	2,598	2,008
Money market deposits	191	175
Borrowings	2,236	1,897

Total interest expense	5,201	4,239

Net interest income	4,560	5,546

Provision for loan losses	580	375

Net interest income after provision for loan losses	3,980	5,171

OTHER INCOME:
Deposit account service charges	67	62
Gain on loan sales	223	1,201
Insurance commissions	928	396
Net loss on sale of available-for-sale securities	—	(29)
Net loss on trading activities	(784)	—
Other operating income	37	41

Total other income	471	1,671

OTHER EXPENSES:
Salaries and employee benefits	2,195	2,557
Occupancy expense	461	417
Equipment expense	258	241
Operating expenses	1,580	1,534

Total other expenses	4,494	4,749

INCOME (LOSS) BEFORE INCOME TAXES	(43)	2,093

Income tax expense (benefit)	(47)	693

NET INCOME	$4	$1,400

Net income per common share, basic *	$0.00	$0.25

Net income per common share, diluted *	$0.00	$0.24

Weighted average number of shares, basic *	5,525,720	5,532,708

Weighted average number of shares, diluted *	5,837,885	5,932,774

See Notes to Unaudited Consolidated Financial Statements.

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
(Dollars in thousands, except for per share data)

	2007	2006
INTEREST INCOME:
Loans	$15,619	$13,467
Investment securities	686	4,808
Trading securities	3,393	—
Federal funds sold	102	283

Total interest income	19,800	18,558

INTEREST EXPENSE:
Savings and NOW deposits	370	303
Other time deposits	5,291	3,723
Money market deposits	367	329
Borrowings	4,479	3,699

Total interest expense	10,507	8,054

Net interest income	9,293	10,504

Provision for loan losses	885	665

Net interest income after provision for loan losses	8,408	9,839

OTHER INCOME:
Deposit account service charges	177	102
Gain on loan sales	883	2,266
Insurance commissions	1,824	927
Net gain (loss) on sale of available-for-sale securities	72	(101)
Net loss on trading activities	(641)	—
Other operating income	90	100

Total other income	2,405	3,294

OTHER EXPENSES:
Salaries and employee benefits	4,578	5,152
Occupancy expense	971	794
Equipment expense	508	495
Operating expenses	3,036	2,883

Total other expenses	9,093	9,324

INCOME BEFORE INCOME TAXES	1,720	3,809

Income tax expense	509	1,253

NET INCOME	$1,211	$2,556

Net income per common share, basic *	$0.22	$0.46

Net income per common share, diluted *	$0.21	$0.43

Weighted average number of shares, basic *	5,538,599	5,532,708

Weighted average number of shares, diluted *	5,881,570	5,921,531

See Notes to Unaudited Consolidated Financial Statements.

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
(Dollars in thousands, except for per share data)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	Earnings	Loss	Income	Equity
BALANCE, DECEMBER 31, 2005	$19,244	$19,955	$13,218	$(3,806)		$48,611

COMPREHENSIVE INCOME:

Net income	—	—	2,556	—	$2,556	2,556
Other comprehensive income (loss), net of tax:
unrealized holding (loss) on securities available-for-sale, net of tax of $(1,042)	—	—	—	—	(2,024)	—
Reclassification adjustment, net income taxes of $34	—	—	—	—	67	—

Other comprehensive income (loss), net of tax	—	—	—	(1,957)	(1,957)	(1,957)

Total comprehensive income	—	—	—	—	$599	—

Stock dividend in the form of a three- for-twenty stock split	2,888	8,822	(11,710)	—		—
Stock-based compensation expense	—	134	—	—		134

BALANCE, JUNE 30, 2006	$22,132	$28,911	$4,064	$(5,763)		$49,344

BALANCE, DECEMBER 31, 2006	$22,206	$29,126	$5,987	$(2,682)		$54,637

COMPREHENSIVE INCOME:

Net income	—	—	1,211	—	$1,211	1,211
Other comprehensive income, net of tax:
unrealized holding gains on securities available-for-sale, net of tax of $(177)	—	—	—	—	(345)	—
Reclassification adjustment, net income taxes of $25	—	—	—	—	(47)	—

Other comprehensive income, net of tax	—	—	—	(392)	(392)	(392)

Total comprehensive income	—	—	—	—	$819	—

Cumulative effect of adoption of SFAS No. 159	—	—	(2,743)	2,640		(103)
Exercise of stock options	227	129	—	—		356
Common stock repurchased	(909)	(2,281)	—	—		(3,190)
Stock-based compensation expense	—	141	—	—		141

BALANCE, JUNE 30, 2007	$21,524	$27,115	$4,455	$(434)		$52,660

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2007 and 2006
(Dollars in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,211	$2,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	543	654
Loss on disposal of fixed assets	124	—
Provision for loan losses	885	665
Origination of loans held for sale	(46,765)	(107,529)
Proceeds from sale of loans held for sale	62,461	104,076
Gain on loan sales	(883)	(2,266)
Stock-based compensation expense	141	134
Net loss (gain) on sale of securities available-for-sale	(72)	101
Net loss on trading securities	641	—
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(1,692)	(586)
Other liabilities	(869)	(550)

Net cash provided by (used in) operating activities	15,725	(2,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	5,204	(4,848)
Purchase of securities available-for-sale	(3,388)	(10,420)
Proceeds from sale of securities available-for-sale	6,761	19,606
Paydowns on securities available-for-sale	—	12,577
Net change in trading securities	57,613	—
Net change in FHLB stock	(2,277)	(1,749)
Net change in loans	(11,262)	(62,590)
Purchase of premises and equipment	(347)	(1,040)

Net cash provided by (used in) investing activities	52,304	(48,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	(45,396)	29,735
Savings and NOW deposits	(1,284)	5,941
Money market deposits	2,700	(2,172)
Other time deposits	(38,064)	(14,124)
Repurchase agreements, federal funds purchased and other borrowings	(3,032)	25,534
FHLB advances	24,671	8,000
Proceeds from exercise of stock options	356	—
Common stock repurchased	(3,190)	—

Net cash provided by (used in) financing activities	(63,239)	52,914

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,790	1,705

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,918	25,224

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,708	$26,929

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. General
     Alliance Bankshares Corporation (Bankshares) is a bank holding company that conducts substantially all of its operations through its subsidiaries. Alliance Bank Corporation (the Bank) is state-chartered and is a member of the Federal Reserve System. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in Northern Virginia and metropolitan Washington, D.C.
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
     On November 15, 2005, the Bank formed Alliance Insurance Agency (AIA) through the acquisition of Danaher Insurance Agency, Inc. AIA is a wholly-owned insurance subsidiary of the Bank and sells a wide array of insurance and financial products.
     On December 14, 2006, AIA acquired certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc. The operation is managed under the trade name Alliance/Battlefield Insurance Agency, LLC (Battlefield). Battlefield is a wholly-owned insurance subsidiary of AIA and sells a wide array of insurance and financial products.
     On April 5, 2007, AIA acquired certain assets and liabilities of the Thomas Agency, Inc. The operation is managed under the trade name Fredericksburg Insurance Group (FIG). FIG is an insurance division of AIA and sells a wide array of insurance and financial products.
     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of June 30, 2007, December 31, 2006 and

June 30, 2006, the results of operations for the three and six month periods ended June 30, 2007 and 2006, and cash flows for the six month periods ended June 30, 2007 and 2006. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
     Operating results for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of full year financial results.
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
     Included within salaries and employee benefits expense for the six months ended June 30, 2007 is $141 thousand of stock-based compensation, compared to the six months ended June 30, 2006 which had $134 thousand of stock-based compensation. As of June 30, 2007 and December 31, 2006, there was $600 thousand and $741 thousand, respectively, of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period.
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
     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2007: price volatility of 20.51%, risk-free interest rates of 4.57%, dividend rate of 0.00% and expected lives up to 6.48 years. The weighted average assumptions for grants in 2006 were: price volatility of 21.76%, risk-free interest rates of 4.82%, dividend rate of 0.00% and expected lives up to 5 years.

     Stock option plan activity for the six months ended June 30, 2007 is summarized below:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1,	858,281	$8.96
Granted	61,000	15.45
Exercised	45,341	4.53
Forfeited	9,128	14.42

Outstanding at June 30,	864,812	$9.59	5.4	$3,802

Exercisable at June 30,	694,437	$8.34	5.4	$3,410

Fair Value Accounting
     Bankshares elected to adopt the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) and Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) effective January 1, 2007. Historically, Bankshares has maintained an investment portfolio and a series of wholesale liabilities. The combined activities were used for balance sheet management, risk management and earnings. The embedded cost of the liabilities has created earnings volatility for the organization. We believe that adopting the provisions of these accounting standards provides a more realistic view of our balance sheet and provides the opportunity to mitigate volatility in reported earnings.

     The following table outlines the fair value position of assets and liabilities accounted for under SFAS 159 as of June 30, 2007:

					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	Current Period
	Value	(Level 1)	(Level 2)	(Level 3)	Results*
	(dollars in thousands)
Trading securities	$112,017	$—	$112,017	$—	$(968)
Interest-bearing deposits (brokered certificates of deposit)	97,620	—	97,620	—	212
FHLB advances	74,671	—	74,671	—	115

*	Reported on the Consolidated Statements of Income as “Net loss on trading activities”.
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
     Interest income and expense is accounted for using the level yield method on the accrual basis of accounting. Changes in fair values associated with fluctuations in market values reported above are reported as “Net loss on trading activities” on the Consolidated Statements of Income.
     As a result of electing to record trading securities, brokered certificates of deposit and long-term FHLB advances at fair value pursuant to the provisions of SFAS 159 as of January 1, 2007, Bankshares recorded the following to opening retained earnings:

		Net Decrease to
	As of January 1, 2007	Retained Earnings	As of January 1, 2007
	prior to Adoption of FVO	Upon Adoption	after Adoption of FVO
	(dollars in thousands)
Trading securities	$174,682	$(4,135)	$170,547
Interest-bearing deposits (brokered certificates of deposit)	112,559	(165)	112,394
FHLB advances	50,000	214	50,214

Pre-tax cumulative effect of adopting fair value option		(4,086)
Increase in deferred tax asset		1,343

Cumulative effect of adopting fair value option		$(2,743)

2. Investment Securities, Available-for-Sale and Held-to-Maturity
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at June 30, 2007 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
Municipal securities	$22,146	$8	$(666)	$21,488
Restricted stocks:
Community Bankers Bank	56	—	—	56
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	5,749	—	—	5,749

Total Available-for-Sale Securities	$29,152	$8	$(666)	$28,494

Held-to-Maturity Securities:
Certificate of deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2006 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
		(dollars in thousands)
Available-for-Sale Securities:
U.S. government corporations & agencies	$60,282	$—	$(1,883)	$58,399
U.S. government agency CMOs & PCMOs	90,100	7	(1,518)	88,589
U.S. government agency MBS	24,300	—	(606)	23,694
Municipal securities	25,373	140	(204)	25,309
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,472	—	—	3,472

Total Available-for-Sale Securities	$204,783	$147	$(4,211)	$200,719

Held-to-Maturity Securities:
Certificate of deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The following tables present the aggregate amount of unrealized loss in investment securities as of June 30, 2007 and December 31, 2006. The aggregate is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	June 30, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Municipal securities	$12,176	$(312)	$7,076	$(354)	$19,252	$(666)

Total temporarily impaired investment securities:	$12,176	$(312)	$7,076	$(354)	$19,252	$(666)

     As of June 30, 2007, 42 municipal securities have an unrealized loss totaling $666 thousand. The investment securities are obligations of entities that management believes are excellent credit risks. Management believes the impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
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

3. Trading Assets
     Bankshares early adopted the provisions of SFAS 159 effective January 1, 2007. The following table reflects our trading assets and effective yield on the instruments as of June 30, 2007.

	Fair
	Value	Yield
	(dollars in thousands)
Trading assets:
U.S. government corporations & agencies	$52,535	5.67%
U.S. government agency CMOs	9,810	4.47%
PCMOs	43,102	5.23%
U.S. government agency MBS	6,570	4.20%

Total trading assets	$112,017	5.28%

4. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages as of the dates indicated:

	June 30,		December 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Real estate:
Residential real estate	$97,537	25.0%	$96,490	25.4%
Commercial real estate	142,522	36.6%	125,972	33.3%
Construction	97,281	25.0%	99,636	26.3%

Total real estate	337,340	86.6%	322,098	85.0%
Commercial	47,862	12.3%	52,280	13.8%
Consumer	4,373	1.1%	4,409	1.2%

Gross loans	389,575		378,787
Less: unearned discount & fees	0	0.0%	(111)	0.0%

Subtotal	389,575	100.0%	378,676	100.0%

Less: allowance for loan losses	(4,899)		(4,377)

Net loans	$384,676		$374,299

5. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2007	2006	2006
	(dollars in thousands)
Balance, beginning of period	$4,377	$3,422	$3,422
Provision for loan losses	885	1,020	665
Loans charged off	(420)	(71)	(3)
Recoveries of loans charged off	57	6	4

Net charge-offs	(363)	(65)	1

Balance, end of period	$4,899	$4,377	$4,088

     The following table shows nonperforming assets as of the dates indicated and the allowance provided for impaired loans:

	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Nonperforming assets:
Impaired loans [1]	$1,555	$343
Nonaccrual loans	3,352	476
OREO	367	—
Past due loans > 90 days and still accruing	—	—

Total nonperforming assets & past due loans	$5,274	$819

Allowance provided for impaired loans, included in the allowance for loan losses	$441	$126

[1]	Impaired loans are performing loans which have a risk rating of substandard, doubtful or loss and a specific allocation of the allowance for loan losses.
6. Intangible and Goodwill
     On November 15, 2005, the Bank acquired all of the stock of Danaher Insurance Agency, Inc., a Virginia based insurance agency, and formed AIA. The value of goodwill and transaction costs was $1.5 million as of June 30, 2007 and December 31, 2006.
     On December 14, 2006, AIA acquired certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc., both Virginia based insurance agencies. The value of goodwill and transaction costs was $1.4 million as of June 30, 2007 and December 31, 2006.

     On April 5, 2007, AIA acquired certain assets and liabilities of the Thomas Agency, Inc., a Virginia based insurance agency. The value of goodwill and transaction costs was $1.05 million as of June 30, 2007.
     For the six months ended June 30, 2007, amortization expense for all insurance agencies was $150 thousand. Amortization of customer intangibles for all insurance agencies is estimated at $318 thousand in 2007 and $336 thousand annually for 2008 thru 2011.
7. Long-Term Federal Home Loan Bank Advances
     Bankshares has a variety of advances (fixed, floating and convertible) with par values totaling $75.0 million and $50.0 million at June 30, 2007 and December 31, 2006, from the Federal Home Loan Bank of Atlanta (FHLB) that mature through 2021. At June 30, 2007, the advances had interest rates ranging from 3.95% to 4.71%. The weighted average interest rate was 4.48% and 4.26% as of June 30, 2007 and December 31, 2006, respectively.
     The contractual maturities of the current long-term FHLB advances are as follows for the dates indicated:

	June 30, 2007
Type of Advance	Interest Rate	Advance Term	Maturity Date	Par Value
	(dollars in thousands)
Adjustable rate credit	3.95%	5 years	2008	$10,000
Convertible*	4.71%	3 years	2010	25,000
Convertible*	4.21%	5 years	2011	15,000
Convertible*	4.61%	15 years	2021	25,000

Total FHLB advances				$75,000	[1]

[1]	The total fair value of the advances at June 30, 2007 was $74,671.

	December 31, 2006
Type of Advance	Interest Rate	Advance Term	Maturity Date	Par Value
	(dollars in thousands)
Adjustable rate credit	3.94%	5 years	2008	$10,000
Convertible*	4.21%	5 years	2011	15,000
Convertible*	4.62%	15 years	2021	25,000

Total FHLB advances				$50,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.

8. Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The trust also issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Income. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 8.51% on June 30, 2007 and 8.51% on December 31, 2006.
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

	2007		2006
		Per		Per
		Share		Share
Three Months Ended June 30,	Shares	Amount	Shares	Amount
Basic earnings per share	5,525,720	$0.00	5,532,708	$0.25

Effect of dilutive securities, stock options	312,165		400,066

Diluted earnings per share	5,837,885	$0.00	5,932,774	$0.24

Net income utilized in the earnings per share calculations above:	$4,000		$1,400,000

	2007		2006
		Per		Per
		Share		Share
Six Months Ended June 30,	Shares	Amount	Shares	Amount
Basic earnings per share	5,538,599	$0.22	5,532,708	$0.46

Effect of dilutive securities, stock options	342,971		388,823

Diluted earnings per share	5,881,570	$0.21	5,921,531	$0.43

Net income utilized in the earnings per share calculations above:	$1,211,000		$2,556,000

     Average shares of 234,155 and 120,750 have been excluded from the calculation for the six months ended June 30, 2007 and June 30, 2006, respectively, because their effects were anti-dilutive.
10. Segment Reporting
     Bankshares has three reportable segments: traditional commercial banking, a mortgage banking business, and insurance agencies. Revenues from commercial banking operations consist primarily of interest earned on loans, investment securities, trading account assets and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Insurance agency revenues consist of property and casualty commissions, contingency commissions, and employee benefits commissions.
     The commercial banking segment provides the mortgage banking segment with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over its cost to borrow funds. These transactions are eliminated in the consolidation process.
     The following tables present segment information for the three and six month periods ended June 30, 2007 and 2006:

SEGMENT REPORTING

	For the Three Months Ended
	June 30, 2007
		ABMD
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$9,734	$146	$—	$(119)	$9,761
Gain on sale of loans	—	223	—	—	223
Insurance commissions	—	—	928	—	928
Net loss on trading activities	(784)	—	—	—	(784)
Other	104	—	—	—	104

Total operating income	9,054	369	928	(119)	10,232

Expenses:
Interest expense	5,201	119	—	(119)	5,201
Provision for loan loss	580	—	—	—	580
Salaries and employee benefits	1,595	177	423	—	2,195
Other	2,034	92	173	—	2,299

Total operating expenses	9,410	388	596	(119)	10,275

Income (loss) before income taxes	$(356)	$(19)	$332	$—	$(43)

Total assets	$580,364	$7,838	$1,522	$(8,604)	$581,120

Capital expenditures	$37	$—	$65	$—	$102

	For the Three Months Ended
	June 30, 2006
		AHF
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$9,790	$183	$—	$(188)	$9,785
Gain on sale of loans	—	1,201	—	—	1,201
Insurance commissions	—	—	396	—	396
Net loss on trading activities	—	—	—	—	—
Other	69	5	—	—	74

Total operating income	9,859	1,389	396	(188)	11,456

Expenses:
Interest expense	4,239	188	—	(188)	4,239
Provision for loan loss	375	—	—	—	375
Salaries and employee benefits	1,303	1,064	190	—	2,557
Other	1,789	328	75	—	2,192

Total operating expenses	7,706	1,580	265	(188)	9,363

Income (loss) before income taxes	$2,153	$(191)	$131	$—	$2,093

Total assets	$664,302	$14,585	$575	$(14,880)	$664,582

Capital expenditures	$43	$59	$—	$—	$102

SEGMENT REPORTING

	For the Six Months Ended
	June 30, 2007
		ABMD
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$19,754	$328	$—	$(282)	$19,800
Gain on sale of loans	—	883	—	—	883
Insurance commissions	—	—	1,824	—	1,824
Net loss on trading activities	(641)	—	—	—	(641)
Other	339	—	—	—	339

Total operating income	19,452	1,211	1,824	(282)	22,205

Expenses:
Interest expense	10,507	282	—	(282)	10,507
Provision for loan loss	885	—	—	—	885
Salaries and employee benefits	3,201	583	794	—	4,578
Other	3,934	281	300	—	4,515

Total operating expenses	18,527	1,146	1,094	(282)	20,485

Income (loss) before income taxes	$925	$65	$730	$—	$1,720

Total assets	$580,364	$7,838	$1,522	$(8,604)	$581,120

Capital expenditures	$239	$—	$108	$—	$347

	For the Six Months Ended
	June 30, 2006
		AHF
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$18,570	$319	$—	$(331)	$18,558
Gain on sale of loans	—	2,266	—	—	2,266
Insurance commissions	—	—	927	—	927
Net loss on trading activities	—	—	—	—	—
Other	95	6	—	—	101

Total operating income	18,665	2,591	927	(331)	21,852

Expenses:
Interest expense	8,054	331	—	(331)	8,054
Provision for loan loss	665	—	—	—	665
Salaries and employee benefits	2,656	2,114	382	—	5,152
Other	3,363	660	149	—	4,172

Total operating expenses	14,738	3,105	531	(331)	18,043

Income (loss) before income taxes	$3,927	$(514)	$396	$—	$3,809

Total assets	$664,302	$14,585	$575	$(14,880)	$664,582

Capital expenditures	$908	$115	$17	$—	$1,040

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
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Effects of implementation of certain balance sheet strategies;

•	Timing of expected implementation of certain balance sheet strategies;

•	Anticipated growth of our insurance company;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. Metropolitan region;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	Sustained weakness in the local housing market;

•	Additional negative changes in the national and local home mortgage market;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our use of technology or the use of technology by key competitors;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards;

•	Changes in regulatory requirements and/or restrictive banking legislation; and

•	Other factors described from time to time in our Securities and Exchange Commission filings.
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
Goodwill
     Bankshares adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Based on the results of these tests, Bankshares concluded that there was no impairment, and no write-downs were recorded. Additionally, under SFAS No. 142, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. The costs of other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.

Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Bankshares adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
Overview
     Bankshares’ primary financial goals are to maximize earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. Bankshares tracks the performance of our three principal business activities in order to assess the level of success in achieving these goals: commercial banking, mortgage banking, and our insurance agencies. In addition to these principal business activities, Bankshares also tracks the following primary performance measures: return on average assets (ROA), return on average equity (ROE) and growth in earnings.
     Bankshares believes the early adoption of SFAS No. 159 provides a more realistic long-term picture of key business activities of the organization. We have entered into a variety of transactions based upon our business models. The activities include certain assets and liabilities that if accounted for on a fair market value basis would provide a better long-term picture of the organization to any reader of the financial statements.
Principal Business Activities. An overview of the financial results for each of Bankshares’ principal segments is presented below. A more detailed discussion is included in “Results of Operations.”
     Commercial Banking: In the second quarter of 2007, the Bank executed a major change or rebalancing of the trading portfolio. Approximately $73.5 million of trading securities were sold. We purchased an additional $32.5 million of securities to adjust the mix of the portfolio towards less volatile and shorter duration securities. Significant progress on the rebalancing occurred during the quarter and the rebalancing activities have continued during the third quarter with the July 31, 2007 trading portfolio amounting to $108.1 million with approximately 44.7% of the portfolio being comprised of variable rate SBA securities.
     In the second quarter of 2007, the Bank’s nonaccrual loans were $3.3 million; impaired loans were $1.6 million and OREO was $.4 million. The total nonperforming assets were $5.3 million or .91% of total assets. The organization increased specific and general reserves within the allowance for loan losses as a reflection of the changing credit quality within the loan portfolio. The nonaccrual loans include a $2.0 million and a $.5 million loan where the principals of the borrowers are under bankruptcy protection. The remaining two nonaccrual loans are being worked out. The impaired loans are comprised of four loans with the largest loan being $1.4 million.
     The Bank’s pre-tax loss was $356 thousand for the three months ended June 30, 2007 compared to $2.2 million pre-tax income for the same period in the prior year. The second quarter pre-tax loss includes the effects of $784 thousand related to the rebalancing and mark to market of the trading securities, the reversal of $144 thousand of interest income related to nonaccrual loans and a larger provision for loan losses which was $580 thousand.
     The Bank’s pre-tax income was $925 thousand for the six months ended June 30, 2007 compared to $3.9 million for the same period in the prior year. Interest income on earning assets grew to $19.8 million for the six months ended June 30, 2007 compared to $18.6 million for the six months ended June 30, 2006, an increase of $1.2 million, or 6.5%.
     Total loans were $389.6 million as of June 30, 2007, compared to $378.7 million as of December 31, 2006 or an increase of $10.9 million.
     Total deposits amounted to $389.3 million as of June 30, 2007, compared to $471.3 million in total deposits as of December 31, 2006. Non-interest bearing deposits were $113.3 million as of June 30, 2007, a decrease of $45.4 million compared to the December 31, 2006 level of $158.7 million.
     Bankshares is considered “well capitalized”, as stockholders’ equity amounted to $52.7 million as of June 30, 2007 and $54.6 million as of December 31, 2006.
     Mortgage Banking: Gains on the sale of loans for our new mortgage banking division, ABMD, were $883 thousand for the six month period ended June 30, 2007. Loans held for sale were $3.7 million at June 30, 2007. The amount of loans originated for the six months ended June 30, 2007 was $46.8 million. The pre-tax income was $65 thousand for the first six months of 2007.
     In December 2006, Bankshares announced its intention to restructure the mortgage banking operations conducted by AHF but to continue these operations as a division of the Bank. The following information highlights the 2006 performance of AHF. Gains on the sale of loans for AHF were $2.3 million for the six month period ended June 30, 2006. Loans held for sale were $18.5 million at December 31, 2006, and $11.7 million at June 30, 2006. The amount of loans originated was $107.5 million for the six months ended June 30, 2006. The pre-tax loss was $514 thousand for the first six months of 2006.
     The mortgage banking division is smaller than the team on staff at December 31, 2006 and March 31, 2007. In the second quarter of 2007 a production team left our organization to join a competing mortgage banking company. We have reduced the operations staff to the minimum level of personnel required to execute our revised business plans. We currently have two production mortgage bankers and two staff personnel in the mortgage banking division.
     Insurance Agencies: We expanded our insurance agency line of business in December 2006 and again in April 2007 through the purchase of certain assets and liabilities of Battlefield Insurance Agency, Inc., Northern Virginia Insurance Agency, Inc. and the Thomas Agency, Inc., (operating as the Fredericksburg Insurance Group (FIG)). We operate Battlefield as a wholly-owned subsidiary of AIA and FIG as a division of AIA.
     Pre-tax income for AIA was $332 thousand for the three months ended June 30, 2007, compared to $131 thousand for the same period in the prior year. Commission revenues for the three month period ended June 30, 2007 included revenue from Battlefield and FIG. The results for the three months ended June 30, 2006 are only from AIA.
     Pre-tax income for AIA was $730 thousand for the six months ended June 30, 2007, an increase of $334 thousand or 84.3%, compared to $396 thousand for the same period in the prior year. Commission revenues for the six month period ended June 30, 2007 were $1.8 million, an increase of $897 thousand or 96.8%, compared to commission revenues of $927 thousand for the six month period ended June 30, 2006
Financial Performance Measures. Bankshares’ net income for the three month period ended June 30, 2007 amounted to $4 thousand compared to $1.4 million for the same period in the prior year. The net income of $4 thousand includes the effects of the portfolio rebalancing, mark to market of the trading portfolio, reversal of interest income on nonaccrual loans and a larger than typical provision for loan losses. These results led to negligible basic and diluted earnings per share for the quarter ended June 30, 2007. The basic earnings per share for the quarter ended June 30, 2006 were $.25 per common share and diluted earnings per share for the same period were $.24 per common share. Weighted average diluted shares outstanding were 5,837,885 for the three months ended June 30, 2007 compared to the prior year weighted average diluted shares outstanding of 5,932,774.
     For the six month period ended June 30, 2007, Bankshares’ net income amounted to $1.2 million compared to $2.6 million for the same period in the prior year. The basic earnings per share were $.22 in the six months ended June 30, 2007 compared to the prior year earnings of $.46 per common share. The diluted earnings per share were $.21 in the six months ended June 30, 2007 compared to the prior year diluted earnings of $.43 per common share. Weighted average diluted shares outstanding were 5,881,570 in the six months ended June 30, 2007 compared to the prior year weighted average diluted shares outstanding of 5,921,531.
     Return on equity (ROE) on an annualized basis during the three months ended June 30, 2007 was ..03% compared to 11.30% for the same period in 2006. Return on assets (ROA) on an annualized basis for the three months ended June 30, 2007 was negligible compared to .91% for the same period of 2006. Net interest margin was 3.51% for the three months ended June 30, 2007 compared to 3.86% for the three months ended June 30, 2006. The reversal of nonaccrual interest income reduced the second quarter 2007 net interest margin by 10 basis points.
     ROE on an annualized basis during the six months ended June 30, 2007 was 4.43% compared to 10.45% for the same period in 2006. ROA on an annualized basis for the six months ended June 30, 2007 was .40% compared to .86% for the same period of 2006. Net interest margin was 3.41% for the six months ended June 30, 2007 compared to 3.75% for the six months ended June 30, 2006. The reversal of nonaccrual interest income for the six months ended June 30, 2007 impacted the net interest margin by 6 basis points.
Results of Operations
Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended June 30, 2007 was $4.9 million compared to $5.6 million for the same period in 2006. Loan interest income increased $596 thousand to $7.9 million in the three months ended June 30, 2007 compared to $7.3 million for the same period in 2006.
     Net interest income (on a fully tax equivalent basis) for the six months ended June 30, 2007 was $9.7 million compared to $10.6 million for the same period in 2006. Loan interest income increased $2.1 million to $15.6 million in the three months ended June 30, 2007 compared to $13.5 million for the same period in 2006.
     The following tables illustrate average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended June 30,
	2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$399,047	$7,877	7.92%	$363,743	$7,281	8.03%
Trading securities	124,484	1,525	4.91%	—	—	N/A
Investment securities	28,319	410	5.81%	204,915	2,399	4.70%
Federal funds sold	4,374	21	1.93%	11,652	142	4.89%

Total interest earning assets	556,224	9,833	7.09%	580,310	9,822	6.79%
Non-interest earning assets:
Cash and due from banks	17,218			21,304
Premises and equipment	2,349			2,882
Other assets	13,382			13,745
Less: allowance for loan losses	(4,531)			(3,871)

Total non-interest earning assets	28,418			34,060

Total Assets	$584,642			$614,370

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$31,484	$160	2.04%	$38,923	$142	1.46%
Money market deposit accounts	21,134	190	3.61%	25,074	175	2.80%
Savings accounts	4,271	17	1.60%	4,594	17	1.48%
Time deposits ($101,476 at fair value)	207,777	2,598	5.02%	185,456	2,008	4.34%

Total interest-bearing deposits	264,666	2,965	4.49%	254,047	2,342	3.70%
FHLB advances, at fair value	74,939	759	4.06%	38,000	303	3.20%
Other borrowings	102,479	1,477	5.78%	126,615	1,594	5.05%

Total interest-bearing liabilities	442,084	5,201	4.72%	418,662	4,239	4.06%

Non-interest bearing liabilities:
Demand deposits	86,408			141,226
Other liabilities	1,407			4,784

Total liabilities	529,899			564,672
Stockholders’ Equity	54,743			49,698

Total Liabilities and Stockholders’ Equity	$584,642			$614,370

Interest Spread (3)			2.37%			2.73%

Net Interest Margin (4)		$4,632	3.34%		$5,583	3.86%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had nonaccruing loans totaling $3.4 million in 2007 and one nonaccruing loan of $204 thousand in 2006. The Bank had interest income of $144 thousand excluded from the above mentioned loans in the second quarter of 2007.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Six Months Ended June 30,
	2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$394,313	$15,619	7.99%	$345,579	$13,467	7.86%
Trading securities	143,600	3,393	4.76%	—	—	N/A
Investment securities	29,768	842	5.70%	209,570	4,874	4.69%
Federal funds sold	5,003	102	4.11%	12,584	283	4.54%

Total interest earning assets	572,684	19,956	7.03%	567,733	18,624	6.62%
Non-interest earning assets:
Cash and due from banks	18,207			21,937
Premises and equipment	2,387			2,566
Other assets	14,945			12,986
Less: allowance for loan losses	(4,460)			(3,708)

Total non-interest earning assets	31,079			33,781

Total Assets	$603,763			$601,514

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$33,567	$337	2.02%	$37,717	$269	1.44%
Money market deposit accounts	20,827	367	3.55%	25,158	329	2.64%
Savings accounts	3,966	33	1.68%	4,630	34	1.48%
Time deposits ($104,400 at fair value)	216,374	5,291	4.93%	183,946	3,723	4.08%

Total interest-bearing deposits	274,734	6,028	4.42%	251,451	4,355	3.49%
FHLB Advances	69,583	1,490	4.32%	33,768	519	3.10%
Other borrowings	106,750	2,989	5.65%	125,452	3,180	5.11%

Total interest-bearing liabilities	451,067	10,507	4.70%	410,671	8,054	3.95%

Non-interest bearing liabilities:
Demand deposits	93,163			136,748
Other liabilities	4,416			4,767

Total liabilities	548,646			552,186
Stockholders’ Equity	55,117			49,328

Total Liabilities and Stockholders’ Equity	$603,763			$601,514

Interest Spread (3)			2.33%			2.66%

Net Interest Margin (4)		$9,449	3.33%		$10,570	3.75%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had four nonaccruing loans in 2007 totaling $3.4 million and one nonaccruing loan totaling $204 thousand in 2006. The 2007 interest income excluded in the loans above was $185 thousand.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $399.0 million for the three months ended June 30, 2007 compared to $363.7 million for the same period in 2006. The related interest income from loans was $7.9 million in 2007 compared to $7.3 million in 2006. The average yield on loans decreased from 8.03% in 2006 to 7.92% in 2007. The lower yield on loans for the second quarter 2007 includes $144 thousand of reversed nonaccrual interest.
     Average loan balances (including loans held for sale) were $394.3 million for the six months ended June 30, 2007 compared to $345.6 million for the same period in 2006. The related interest income from loans was $15.6 million in 2007 compared to $13.5 million in 2006. The average yield on loans increased from 7.86% in 2006 to 7.99% in 2007. This increase reflects the overall growth of the loan portfolio and the changing portfolio mix.
     Trading securities interest income for the three months ended June 30, 2007 was $1.5 million. The average yield on trading securities was 4.91% for the second quarter of 2007. Trading securities averaged $124.5 million for the quarter ended June 30, 2007.
     Trading securities interest income for the six months ended June 30, 2007 was $3.4 million. The average yield on trading securities was 4.76% for the first six months of 2007. Trading securities averaged $143.6 million for the six months ended June 30, 2007.
     The investment securities income was $410 thousand (on a fully tax equivalent basis) for the three months ended June 30, 2007 and $2.4 million for the three months ended June 30, 2006. The tax equivalent yield on investment securities for the three months ended June 30, 2007 was 5.81% compared to the June 30, 2006 level of 4.70%. The average balance of investment securities was $28.3 million for the quarter ended June 30, 2007 compared to $204.9 million for the same quarter in 2006.
     The investment securities income was $842 thousand (on a fully tax equivalent basis) for the six months ended June 20, 2007 compared to $4.9 million for the six months ended June 30, 2006. The tax equivalent yield on investment securities for the six months ended June 30, 2007 was 5.70% compared to the June 30, 2006 level of 4.69%.
     Excess liquidity results in federal funds sold for Bankshares. The short-term investments in federal funds sold contributed $21 thousand to interest income in the three month period ended June 30, 2007 compared to $142 thousand for the same period in 2006.
     For the six month period ended June 30, 2007 federal funds sold contributed $102 thousand to interest income compared to $283 thousand for the same period in 2006.
     The total interest income (on a fully tax equivalent basis) was $9.8 million for the three months ended June 30, 2007 and the three months ended June 30, 2006. Total average earning assets yielded 7.09% for the three months ended June 30, 2007 or 30 basis points higher than the yield of 6.79% for the same period in 2006.
     The total interest income (on a fully tax equivalent basis) was $20.0 million for the six months ended June 30, 2007 and $18.6 million for the six months ended June 30, 2006. Total average earning assets yielded 7.03% for the six months ended June 30, 2007 or 41 basis points higher than the yield of 6.62% for the same period in 2006.
     In 2007 non-interest bearing demand deposit balances averaged $86.4 million for the second quarter or $54.8 million less than the 2006 level of $141.2 million. The demand deposits were $13.6 million less than the first quarter 2007 average of $100.0 million. The local real estate economy remains soft and as a result title company and real estate closing company balances remained below expectations. Total average interest-bearing liabilities were $442.1 million in the second quarter of 2007 or $23.4 million greater than the second quarter of 2006 level of $418.7 million.
     On a year to date basis, average non-interest bearing demand deposits were $93.2 as of June 30, 2007, or $43.5 million less than the 2006 level of $136.7 million. Total average interest-bearing liabilities were $451.1 million for the six months ended June 30, 2007 or $40.4 million greater than the 2006 level of $410.7 million.
     The overall interest-bearing cost of funds was 4.72% or $5.2 million for the second quarter of 2007. This compares to 4.06% or $4.2 million in the second quarter of 2006.
     For the six month period ended June 30, 2007 the overall interest-bearing cost of funds was 4.70% or $10.5 million. This compares to 3.95% or $8.1 million for the six months ended June 30, 2006.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Analysis
(dollars in thousands)

	Six Months Ended June 30,
	2007 compared to 2006
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Investment securities	$(4,032)	$(5,383)	$1,351
Trading securities	3,393	10,857	(7,464)
Loans	2,152	1,926	226
Federal funds sold	(181)	(156)	(25)

Total Increase (Decrease) in Interest Income	1,332	7,244	(5,912)

Interest-Bearing Liabilities:
Interest-bearing deposits	1,673	638	1,035
Purchased funds	780	488	292

Total Increase in Interest Expense	2,453	1,126	1,327

Increase (Decrease) in Net Interest Income	$(1,121)	$6,118	$(7,239)

     Non-interest Income. Non-interest income amounted to $471 thousand during the three months ended June 30, 2007, a decrease of $1.2 million from the 2006 level of $1.7 million. One source of non-interest income is gains on the sale of residential mortgage loans. Bankshares earned $223 thousand on the sale of mortgage loans through ABMD in the three months ended June 30, 2007. In the past, the key source of non-interest income was gains on the sale of residential mortgage loans through AHF. For the three months ended June 30, 2006, gains on loan sales were $1.2 million.
     AIA is another source of our non-interest income. Commission revenues added $928 thousand in operating income for the second quarter of 2007, compared to $396 thousand for the same period in 2006, an increase of $532 thousand. Approximately 35% is attributable to the acquisition of the Battlefield insurance agency.
     Non-interest income amounted to $2.4 million during the six months ended June 30, 2007, a decrease of $889 thousand from the 2006 level of $3.3 million. Bankshares earned $883 thousand on the sale of mortgage loans through ABMD in the six months ended June 30, 2007. For the six months ended June 30, 2006, gains on loan sales through AHF were $2.3 million.
     AIA is another source of our non-interest income. Commission revenues added $1.8 million in operating income for the first six months of 2007, compared to $927 thousand for the same period in 2006, an increase of $897 thousand. Approximately 35% is attributable to the acquisition of the Battlefield insurance agency.
     Another source of non-interest income is net gains on the sale of investment securities. Bankshares earned $72 thousand on the sale of investment securities in the first six months of 2007, compared to a loss of $101 thousand in the first six months of 2006.
     Non-interest Expense. Non-interest expense in the three months ended June 30, 2007 amounted to $4.5 million compared to the 2006 level of $4.7 million. Salaries and benefits expense for the three months ended June 30, 2007 was $2.2 million, or $362 thousand lower than the June 30, 2006 level of $2.6 million. Occupancy and equipment costs for the three months ended June 30, 2007 increased by $61 thousand over the 2006 level of $658 thousand. These increases can be partially attributed to the addition of Battlefield, which was acquired in December 2006. Other operating expenses were $1.6 million for the three months ended June 30, 2007, an increase of $46 thousand over the three months ended June 30, 2006.
     Non-interest expense for the six months ended June 30, 2007 amounted to $9.1 million compared to the 2006 level of $9.3 million. Salaries and benefits expense for the six months ended June 30, 2007 was $4.6 million, or $574 thousand lower than the June 30, 2006 level of $5.2 million. Occupancy and equipment costs for the six months ended June 30, 2007 increased by $190 thousand over the 2006 level of $1.3 million. These increases can be partially attributed to the addition of Battlefield and FIG, which were acquired in December 2006 and April 2007, respectively. Other operating expenses were $3.0 million for the six months ended June 30, 2007, an increase of $153 thousand over the six months ended June 30, 2006. In addition, approximately $75 thousand of additional occupancy, furniture and other expenses related to winding down AHF occurred in the first six months of 2007. The subleasing of both AHF offices was completed in April 2007 with tenant occupancy occurring in May 2007.
     Alliance Bank Mortgage Division. In December 2006, a decision was made to restructure the mortgage subsidiary, AHF, and create a separate smaller mortgage banking division within the Bank; thus ABMD was created. In the first and second quarters of 2007 we lost several mortgage banking producers. We took steps to reduce the operational staff to an optimal level for the expected production volumes. As of June 30, 2007, we have two production mortgage bankers and two staff support members.
     For the three months ended June 30, 2007, gains on the sale of loans were $223 thousand. Mortgage loan originations for the three months ended June 30, 2007 were $18.4 million. Proceeds from the sale of loans held for sale were $23.5 million for the three months ended June 30, 2007. For the three month period ended June 30, 2007, ABMD had a pre-tax loss of $19 thousand.
     For the first six months of 2007, gains on the sale of loans were $883 thousand. Mortgage loan originations for the first six months of 2007 were $46.8 million. Proceeds from the sale of loans held for sale were $62.5 million for the six months ended June 30, 2007. For the six month period ended June 30, 2007, ABMD had a pre-tax income of $65 thousand.
     Alliance Home Funding. In connection with the establishment of ABMD in December 2006, a decision was made to close the mortgage subsidiary, AHF. The following information highlights the 2006 performance of AHF. For the first six months of 2006, gains on sale of loans were $2.3 million. Mortgage loan originations for the first six months of 2006 were $107.5 million. Proceeds from the sale of loans held for sale were $104.1 million for the six months ended June 30, 2006. For the three month period ended June 30, 2006, AHF had a pre-tax loss of $191 thousand. For the six month period ended June 30, 2006, AHF had a pre-tax loss of $514 thousand.
     Alliance Insurance Agency. In December 2006, AIA purchased certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc. to form Alliance/Battlefield Insurance Agency, LLC. In April 2007, AIA purchased certain assets and liabilities of the Thomas Agency, Inc. (FIG). FIG operates as a division of AIA. These full line insurance agencies offer property and casualty insurance to small businesses, and homeowners’, life and auto insurance along with a broad array of employee benefits. For the second quarter of 2007, commission revenues for AIA were $928 thousand, an increase of $532 thousand over the second quarter 2006 total of $396 thousand. For the six months ended June 30, 2007, commission revenues were $1.8 million, almost double the June 30, 2006 amount of $927 thousand. Net income from AIA was $481 thousand for the six months ended June 30, 2007, compared to $260 thousand for the six months ended June 30, 2006.
     Income Taxes. We recorded a $47 thousand income tax benefit in the second quarter of 2007. We recorded $693 thousand in income tax expense in the second quarter of 2006, with an effective tax rate of 33.1% for the quarter. The effective tax rate for 2007 is substantially lower than the statutory rate of 34% due to the tax benefits of the pre-tax loss of $43 thousand. In addition, the benefits of our municipal bond portfolio also contributed to the lower effective tax rate for both quarters.
     In the six months ended June 30, 2007 we recorded $509 thousand in income tax expense with an effective tax rate of 29.6%, compared to the prior year of $1.3 million in income tax expense, with an effective tax rate of 32.9%. The effective tax rate is lower than the statutory rate of 34% due to the benefits of our municipal bond portfolio.
Analysis of Financial Condition
     SFAS No. 157 and SFAS No. 159. Effective January 1, 2007, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements and Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities.
     Trading Assets. Bankshares early adopted the provisions of SFAS No. 159, effective January 1, 2007. We believe that adopting the provisions of this accounting standard provides a more realistic long-term view of our balance sheet and provides the opportunity to mitigate volatility in reported earnings. We have entered into a variety of transactions based upon our business models. The activities include certain assets and liabilities that if accounted for on a fair market value basis would provide a better picture of the organization to any reader of the financial statements.

     The following table reflects our trading assets and effective yield on the instruments as of June 30, 2007:

	Fair
	Value	Yield
	(dollars in
	thousands)
Trading Assets:
U.S. government corporations & agencies [1]	$52,535	5.67%
U.S. government agency CMOs	9,810	4.47%
PCMOs	43,102	5.23%
U.S. government agency MBS	6,570	4.20%

Total Trading Assets	$112,017	5.28%

[1]	Includes $32.9 million of SBA securities yielding 6.15%.
     The following table reflects our trading assets and effective yield on the instruments as of March 31, 2007:

	Fair
	Value	Yield
	(dollars in
	thousands)
Trading Assets:
U.S. government corporations & agencies [1]	$58,385	4.45%
U.S. government agency CMOs	24,339	4.27%
PCMOs	53,397	5.14%
U.S. government agency MBS	18,462	4.16%

Total Trading Assets	$154,583	4.63%

[1]	Bankshares did not have any SBA securities as of March 31, 2007.
     In conjunction with the early adoption of SFAS No. 159, we intended to delever the balance sheet by approximately $75 million. We made significant progress on our strategy. The trading portfolio declined from the March 31, 2007 level of $154.6 million to the June 30, 2007 level of $112.0 million. The portfolio rebalancing is continuing into the third quarter of 2007. As of July 31, 2007, Bankshares has $69.9 million of U.S. government corporation and agency bonds, $1.2 million of U.S. government agency CMOs, $0 U.S. government agency MBS securities and $37.0 million of PCMOs. The July 31, 2007 effective portfolio yield is 5.71%. All of the PCMOs are rated AAA or Aaa by Moody’s, S&P or Fitch. Our general strategies are to reduce the portfolio volatility, add floating rate assets, reduce the size of the portfolio and reduce the size of the mortgage related assets within the portfolio. The accounting for the instruments on a fair value basis provides greater flexibility to the organization in monitoring and managing the company’s balance sheet.

     Investment Securities. On June 30, 2007, our investment portfolio contained municipal securities, Federal Reserve Bank stock, FHLB stock and other securities. The total amount of investment securities available-for-sale at June 30, 2007 was $28.5 million. The effects of unrealized losses on the portfolio were $658 thousand, and amounted to 2.3% of the investment portfolio value as of June 30, 2007.
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
     Investment securities available-for-sale amounted to $200.7 million as of December 31, 2006. The effects of unrealized losses on the portfolio were $4.2 million at December 31, 2006. The unrealized losses amounted to 2.1% of the investment portfolio value as of December 31, 2006.
     In all periods presented, we had a single investment of $100 thousand classified as held to maturity. We use the portfolio to manage excess liquidity, customer deposit volatility and asset/liability mix.
     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of June 30, 2007:

	June 30, 2007
			After One		After Five}
	Within		Year but Within		Years but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(dollars in thousands)
Available-for-Sale Securities:
Municipal securities*	$—	0.00%	$—	0.00%	$3,101	4.89%	$19,045	5.86%	$22,146	5.73%
Other securities	—	0.00%	—	0.00%	—	0.00%	7,006	5.50%	7,006	5.50%

Total Available-for-Sale Securities	$—	0.00%	$—	0.00%	$3,101	4.89%	$26,051	5.76%	$29,152	5.67%

Held-to-Maturity Securities:
Certificate of deposit	$—	0.00%	$100	5.35%	$—	0.00%	$—	0.00%	$100	5.35%

Total Held-to-Maturity Securities	$—	0.00%	$100	5.35%	$—	0.00%	$—	0.00%	$100	5.35%

*	Municipal Securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

     Loan Portfolio. Our increase in the loan portfolio reflects Bankshares’ continued focus on loan growth. The loan portfolio increased 2.9% in the first six months of 2007, rising to $389.6 million at June 30, 2007, compared to $378.7 million at December 31, 2006 and $366.8 million at June 30, 2006.
     We categorize our loans into five primary classifications: commercial real estate, commercial, real estate construction, residential real estate and consumer. Over the past year, we have experienced significant growth in our total portfolio.
     Commercial real estate loans were $142.5 million or 36.6% of the loan portfolio as of June 30, 2007. This compares to $126.0 million or 33.3% as of December 31, 2006 and $112.7 million or 30.6% as of June 30, 2006. Loans in this category are generally amortizing over 15 to 25 year periods and carry adjustable rates which reset every one to five years, indexed against like-maturity Treasury instruments.
     The real estate construction category of our loan portfolio generally falls into two primary categories: commercial construction which will convert to either commercial real estate loans or will be sold in individual condominium units and residential construction loans to builders for resale. This category totaled $97.3 million or 25.0% of our portfolio as of June 30, 2007, compared to $99.6 million and 26.3% of the portfolio as of December 31, 2006 and $122.4 million or 33.4% as of June 30, 2006. The overall portfolio decline since June 30, 2006 is related to projects being completed and loans paying off as expected. The real estate market has been slower over the first six months of 2007 and we have seen fewer customer loan requests in this category, compared to the first six months of 2006.
     Residential real estate loans (home equity and fixed rate trusts) were $97.5 million or 25.0% of the loan portfolio as of June 30, 2007, compared to $96.5 million, or 25.4% as of December 31, 2006, and an increase of $14.4 million or 17.3% over the June 30, 2006 balance of $83.1 million. This category consists of two different loan types: home equity loans (“HELOCs”, which are secured by secondary financing on residential real estate) which represent the most significant portion of the category, and first mortgage loans secured by single family residences not held for sale through ABMD.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. Commercial loans represent 12.3% of the loan portfolio, or $47.9 million as of June 30, 2007, compared to $52.3 million and 13.8% of the loan portfolio at December 31, 2006, and $46.1 million and 12.6% of the loan portfolio at June 30, 2006.
     Allowance for Loan Losses. The allowance for loan losses was $4.9 million at June 30, 2007, or 1.26% of loans outstanding, compared to $4.4 million or 1.16% of loans outstanding at December 31, 2006. We have allocated $441 thousand and $126 thousand, respectively, of our allowance for loan losses at June 30, 2007 and December 31, 2006 for specific nonperforming loans. (These ratios exclude loans held for sale.) In the first six months of 2007, we had net charge-offs of $363 thousand compared to recoveries of $1 thousand for the six months ended June 30, 2006.
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
     Nonperforming Assets. A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to Bankshares. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Bankshares and general economic conditions. At June 30, 2007, Bankshares had one commercial loan totaling $2.0 million, two construction loans totaling $854 thousand, and one commercial real estate loan totaling $544 thousand on nonaccrual status (for a combined total of $3.4 million), compared to nonaccruing loans of $476 thousand as of December 31, 2006. In the second quarter of 2007, we had two loans classified as Other Real Estate Owned (OREO) on the balance sheet totaling $367 thousand.
     Impaired Loans. As of June 30, 2007 and December 31, 2006, we had loans from borrowers that were recorded as “substandard,” “doubtful,” or “loss” on our internal loan watch list. The principal amount of these impaired loans was $1.6 million as of June 30, 2007 and $343 thousand as of December 31, 2006.
     Deposits. We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At June 30, 2007, the deposit portfolio was $389.3 million, compared to the December 31, 2006 level of $471.3 million.
     We have made a special effort to obtain deposits from title and mortgage loan closing companies, which generally provide a good source of non-interest bearing deposits. We have developed products and services using available technology that meet the needs of these customers. The balances on deposit with us tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits. These deposits are subject to significant reduction during slower real estate markets, as evidenced in 2006 and continuing in the first half of 2007. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. We have sold and will in the future sell trading and investment securities as a source of liquidity.
     As the business activity changes, and particularly if average title and mortgage loan closing deposits decline, we may use wholesale or brokered deposits more frequently. In 2006, we experienced significant loan growth and a reduction in core deposits. We used wholesale funding more frequently to offset funding gaps.
     At June 30, 2007 and December 31, 2006, we had $10.0 million of brokered deposits that relate to a state government program. As of June 30, 2007, all $97.6 million of wholesale brokered deposits were accounted for at fair value. As of December 31, 2006, we had $112.6 million of brokered deposits. This type of funding is a tool to support the growth of the Bank and liquidity needs. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker .
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up from the following two categories: customer repurchase agreements and outstanding federal funds sold. Customer repurchase agreements amounted to $22.7 million at June 30, 2007, compared to $43.3 million at December 31, 2006. Outstanding federal funds purchased as of June 30, 2007 were $27.0 million, as compared to outstanding federal funds purchased of $9.4 million at December 31, 2006.
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
     FHLB Advances. Bankshares has a variety of advances totaling $74.7 million as of June 30, 2007. The following table shows the balance and fair value of these advances:

	June 30, 2007
Type of Advance	Maturity Date	Par Value	Fair Value
	(dollars in thousands)
Adjustable rate credit	2008	$10,000	$9,899
Convertible*	2010	25,000	24,992
Convertible*	2011	15,000	14,933
Convertible*	2021	25,000	24,847

Total FHLB advances		$75,000	$74,671

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.

     Liabilities at Fair Value. Bankshares consistently applied SFAS 159 to certain wholesale oriented liabilities as of January 1, 2007. The following table reflects the fair value of liabilities accounted for under SFAS 159:

	June 30, 2007
	Fair Value	Yield
	(dollars in thousands)
Brokered CDs	$97,620	5.14%
FHLB long-term advances	74,671	4.47%

Total Liabilities at Fair Value	$172,291	4.85%

     Liquidity. Our overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our liquidity is impacted by the general growth of the Bank, the growth of ABMD, the growth of AIA, title company balances, the national and local mortgage refinance market, and the trading and investment portfolios. We use a variety of tools to manage our liquidity. These include pricing on loans and deposits, purchase or sale of investments, brokered deposits, the sale or participation of loans, and rates and fees on home mortgages. In addition, we have a variety of credit facilities at our disposal. Our funding department monitors our overall position daily. We can and will draw upon federal funds lines with correspondent banks, draw upon reverse repurchase agreement lines with correspondent banks and use FHLB advances. Our deposit customers frequently have lower deposit balances in the middle of the month. The deposit balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our overall balance sheet growth.
     For the first six months of 2007, advances for ABMD averaged $7.0 million. We provide temporary funding on presold loans originated by ABMD. The liquidity requirements vary based upon market conditions, production staff performance and general economic conditions. In 2006, the Bank provided a warehouse line of credit to AHF. The funds advanced on this line allowed us to originate and hold mortgages until they were sold to third party investors. For the first six months of 2006, advances under that line of credit averaged $13.1 million. Our liquidity in the future will be impacted by ABMD.
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Income. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of June 30, 2007 and December 31, 2006 was 8.51%.
     Under the current bank regulatory guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At June 30, 2007 and December 31, 2006, the entire amount was considered Tier I capital.
     Capital. Bankshares early adopted the provisions of SFAS No. 159 effective January 1, 2007. The cumulative effect of the early adoption of SFAS No.159 reduced beginning retained earnings by $2.6 million. Both Bankshares and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $52.7 million as of June 30, 2007 compared to the December 31, 2006 level of $54.6 million. The change in equity is attributable to net income, which added $1.2 million to stockholders’ equity as of June 30, 2007 offset by common stock repurchases of $3.2 million. Book value per common share was $9.79 as of June 30, 2007 compared to $9.84 as of December 31, 2006. The net unrealized loss on available-for-sale securities amounted to $434 thousand, net of tax as of June 30, 2007, compared to a net unrealized loss on available-for-sale securities of $2.7 million, net of tax as of December 31, 2006.
     In May 2007, the Board of Directors authorized a common stock buyback program to purchase up to 300,000 common shares as market conditions dictate over the twelve months ending May 14, 2008. As of June 30, 2007, 227,800 shares at an average price of $14.04 were repurchased. On August 2, 2007, Bankshares announced the program was increased by 250,000 common shares up to a maximum of 550,000 common shares.
     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of the dates indicated:

	Risk Based Capital Analysis
	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Tier I Capital:
Common stock	$21,524	$22,206
Capital surplus	26,980	29,126
Retained earnings	4,590	5,987
Less: disallowed intangible assets and goodwill	(6,328)	(5,389)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total Tier I Capital	56,766	61,930

Tier II Capital:
Allowance for loan losses	4,899	4,377
Trust Preferred Capital Notes	—	—

Total Tier II Capital	4,899	4,377

Total Risk Based Capital	$61,665	$66,307

Risk weighted assets	$446,680	$443,344

Quarterly average assets	$584,642	$636,293

	June 30,	December 31,	Regulatory
Capital Ratios:	2007	2006	Minimum
Tier I risk based capital ratio	12.7%	14.0%	4.0%
Total risk based capital ratio	13.8%	15.0%	8.0%
Leverage ratio	9.7%	9.7%	4.0%
Equity to assets ratio	9.1%	8.5%	N/A
     Bankshares is considered “well capitalized” as of June 30, 2007 and December 31, 2006.
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

     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Return on Average Assets and Return on Average Equity
	Three	Six	Year
	Months Ended	Months Ended	Ended
	June 30,	June 30,	December 31,
	2007	2007	2006
	(dollars in thousands)
Average total assets	$584,642	$603,763	$620,005

Average stockholders’ equity	$54,743	$55,117	$51,179

Net income	$4	$1,211	$4,479

Cash dividends declared	$—	$—	$—

Return on average assets (annualized)	0.00%	0.40%	0.72%

Return on average stockholders’ equity (annualized)	0.03%	4.43%	8.75%

Average stockholders’ equity to average total assets	9.36%	9.13%	8.25%

     Concentrations. Bankshares operates in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia submarket. Bankshares’ overall business includes a focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. The regional real estate related economy has experienced changes from the extremely robust market in 2005 and earlier to a slower, less robust or weak market in 2006 and so far in 2007. The slower market has led to longer days on market in the residential real estate resale market and discounting and competitive pricing by home builders, which in turn has resulted in lower levels of title company deposits and slower movement of construction projects. The current environment presents challenges in real estate lending. Management is keenly aware of the real estate related concentrations and is closely monitoring the impact of changes on our clients and our business. Material changes in the economic situation of the region and / or the region’s real estate market could have an adverse impact on Bankshares.
Contractual Obligations
     In the normal course of business, Bankshares has various outstanding contractual obligations that will require future cash outflows. During the second quarter of 2007 Bankshares entered into lease negotiations for three retail branch banking locations. If negotiations are successful, Bankshares would anticipate occupancy of the locations in the second quarter of 2008. In addition, there are commitments and contingent liabilities, such as commitments to extend, credit that may or may not require cash outflows.
     As of June 30, 2007, there have been no material changes outside the ordinary course of business in Bankshares’ contractual obligations as disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006.
Off-Balance Sheet Activities
     As of June 30, 2007, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Bankshares has elected to adopt the provisions of SFAS No. 157 effective January 1, 2007.
     In February 2007, The FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. Bankshares has elected to adopt the provisions of SFAS No. 157 and SFAS No. 159 as of January 1, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. We engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project is the development of a more in-depth ALM model that measures Net Interest Income (NII) and

Economic Value of Equity (EVE) results on a monthly basis. The results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and, as of the most recent model run (May 2007), we are in compliance with all policy metrics. The short term interest rate model (NII) indicates we are asset sensitive. The long term interest rate model (EVE) indicates slightly declining EVE in a rising interest rate environment.
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
     The ALM results for May 31, 2007 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 5.7%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 3.7%. The results in both a rising and declining interest rate environment are within the policy guidelines.
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
     The table below shows as of May 31, 2007 ALM model results under various interest rate shocks:

	May 31, 2007
Interest Rate Shocks	NII	EVE
-200 bp	(18.4)%	1.3%
-100 bp	(3.7)%	1.4%
+100 bp	5.7%	(1.8)%
+200 bp	13.8%	(4.6)%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative positive gap position within one year was $41.4 million, or 7.12% of total assets, at June 30, 2007. The positive gap suggests that the net interest margin will increase in a market of rising interest rates, as assets will reprice faster than liabilities. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long term interest rate exposure. As an example, $69.8 million of the trading securities at June 30, 2007 are classified as over five years due to the contractual maturity of the instruments. Trading assets are easily marketed and can be liquidated within a short period of time. It is reasonable to consider the full $69.8 million of trading assets as the “within three month” category, which further suggests an asset sensitive position for Bankshares.
     The following table reflects our June 30, 2007 “static” interest rate gap position:

	June 30, 2007
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$100	$—	$—	$28,494	$28,594
Trading securities	32,912	—	9,281	69,824	112,017
Loans held for sale	3,721	—	—	—	3,721
Loans	209,359	19,733	112,917	52,465	394,474
Interest-bearing deposits	200	—	—	—	200
Federal funds sold	6,523	—	—	—	6,523

Total interest earning assets	252,815	19,733	122,198	150,783	545,529

Interest-bearing liabilities:
Interest-bearing demand deposits	44,874	—	—	—	44,874
Money market deposit accounts	22,089	—	—	—	22,089
Savings accounts & IRAs	4,487	—	—	—	4,487
Time deposits, at fair value	—	31,763	65,857	—	97,620
Time deposits	14,593	43,012	39,574	9,708	106,887

Total interest-bearing deposits	86,043	74,775	105,431	9,708	275,957

FHLB advances, at fair value	—	9,899	39,925	24,847	74,671
Repos	22,700	—	—	—	22,700
Other borrowings	27,465	—	—	—	27,465
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	146,518	84,674	145,356	34,555	411,103

Period Gap	$106,297	$(64,941)	$(23,158)	$116,228	$134,426

Cumulative Gap	$106,297	$41,356	$18,198	$134,426	$134,426

Cumulative Gap / Total Assets	18.29%	7.12%	3.13%	23.13%	23.13%

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of June 30, 2007.
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
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in our periodic reports.

     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	Total	Average	Total Number of	Maximum Number
	Number of	Price	Shares Purchased	of Shares that May
	Shares	Paid per	as Part of Publicly	Yet Be Purchased
	Purchased	Share	Announced Plan[1]	Under the Plan [1]
April 1 – 30, 2007	—	—	—	300,000
May 1 – 31, 2007	92,400	$13.95	92,400	207,600
June 1 – 30, 2007	134,800	$14.10	134,800	72,800
Total	227,200		227,200

[1]	On May 15, 2007, Bankshares announced a common stock buyback program for the repurchase of up to 300,000 shares of its common stock. The program was authorized to continue for a period of twelve months ending May 14, 2008. As of June 30, 2007, 72,800 common shares remained available for repurchase under the stock buyback program. On August 2, 2007, Bankshares announced that it had expanded the stock buyback program by an additional 250,000 common shares, for a total stock buyback authorization of 550,000 common shares through May 14, 2008.
Unregistered Sales of Equity Securities
     In connection with AIA’s acquisition of FIG in April 2007, and pursuant to the Asset Purchase Agreement between AIA, Jesse R. Thomas, Jr. and the Thomas Agency, Inc., dated as of March 26, 2007, Bankshares issued 11,363 shares of restricted common stock, having an aggregate fair market value of $175,000, to Jesse R. Thomas, Jr. on April 26, 2007 as partial consideration paid by AIA for the assets and liabilities acquired. No underwriters were involved in the transaction. The 11,363 shares were issued in a private transaction, in reliance on the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(2) of the Securities Act. The 11,363 shares constitute restricted securities as defined by Rule 144 of the Securities Act and are subject to a minimum one-year holding period under Rule 144.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Bankshares held its Annual Meeting of Shareholders on June 13, 2007. A quorum of shareholders was present, consisting of a total of 5,004,414 shares, represented in person or by proxy. At the Annual Meeting, the shareholders elected Class B directors William M. Drohan and George S. Webb to three-year terms. The shareholders also ratified the appointment of Yount, Hyde & Barbour, P.C. as independent public accountants of Bankshares for the year ending December 31, 2007. The shareholders also approved the 2007 Incentive Stock Plan.
1.	Election of two Class B directors of Bankshares.

	For	Withheld
William M. Drohan	4,979,297	25,117
George S. Webb	4,978,904	25,510
     Class C directors continuing to serve until the 2008 Annual Meeting are: Lawrence N. Grant, Serina Moy and Thomas A. Young, Jr.
     Class A directors continuing to serve until the 2009 Annual Meeting are: Harvey E. Johnson, Jr. and Robert G. Weyers.
2.	Ratification of the appointment of Yount, Hyde & Barbour, P.C. as Bankshares’ independent public accountants for the year ending December 31, 2007.

For	Against	Abstain	Broker Non-Vote
4,985,481	15,756	3,177	0
3.	Approval of the 2007 Incentive Stock Plan.

For	Against	Abstain	Broker Non-Vote
2,123,016	1,346,000	10,067	1,525,331
No other matters were voted on during the 2007 Annual Meeting.

On July 25, 2007, Bankshares’ Board of Directors appointed Oliver T. Carr, III to serve as a director of Bankshares, effective July 25, 2007. Mr. Carr will serve until the 2008 Annual Meeting.
Item 5. Other Information
     None.
Item 6. Exhibits
2.2	Stock Purchase Agreement dated October 6, 2005, by and between Thomas P. Danaher, Thomas P. Danaher and Company, Inc. and Alliance Bank Corporation (incorporated by reference to Exhibit 10.9 to Form 8-K filed October 12, 2005).

2.3	Asset Purchase Agreement dated as of September 13, 2006 by and between Battlefield Insurance Agency, Inc., Northern Virginia Insurance Agency, Inc., Oswald H. Skewes, Jr. and Alliance/Battlefield Insurance Agency, LLC (incorporated by reference to Exhibit 2.3 to Form 8-K filed September 19, 2006).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K12g-3 filed August 21, 2002).

10.11	Alliance Bankshares Corporation 2007 Incentive Stock Plan, effective as of June 13, 2007 (incorporated by reference to Appendix A to Proxy Statement filed April 30, 2007).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

August 9, 2007	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr.
President & Chief Executive Officer
(principal executive officer)

August 9, 2007	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President &
Chief Financial Officer
(principal financial and accounting officer)