Form 10-Q
period 2007-09-30
ALLIANCE BANKSHARES CORP
filed 2007-11-09
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
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
Yes ☐     No ☑

As of November 5, 2007, the number of outstanding shares of registrant’s common stock, par value $4.00 per share, was: 5,101,119.

ALLIANCE BANKSHARES CORPORATION

PART I.     FINANCIAL INFORMATION
Item 1.	Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
September 30, 2007, December 31, 2006 and September 30, 2006
(Dollars in thousands)

	September 30,	December 31,	September 30,
	2007	2006	2006
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$19,300	$21,918	$26,771
Federal funds sold	7,688	11,727	14,500
Trading securities, at fair value	101,961	—	—
Investment securities available-for-sale, at fair value	27,176	200,719	204,875
Investment securities held-to-maturity, at amortized cost	100	100	100
Loans held for sale	1,573	18,534	10,104
Loans, net of allowance for loan losses of $5,134, $4,377 and $4,336	390,904	374,299	372,683
Premises and equipment, net	2,244	2,394	2,736
Other real estate owned	781	—	—
Goodwill and intangibles	6,388	5,389	3,044
Accrued interest and other assets	10,894	9,291	8,874

TOTAL ASSETS	$569,009	$644,371	$643,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$83,591	$158,728	$162,789
Savings and NOW deposits	40,673	50,645	48,321
Money market deposits	36,585	19,389	19,681
Other time deposits ($110,535 at fair value at September 30, 2007)	214,668	242,571	212,075

Total deposits	375,517	471,333	442,866

Repurchase agreements, federal funds purchased and other borrowings	54,298	53,197	98,444
Federal Home Loan Bank advances, at fair value	75,452	50,000	35,000
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	3,367	4,894	3,457
Commitments and contingent liabilities	—	—	—

Total liabilities	518,944	589,734	590,077

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,116,119, 5,551,477 and 5,544,477 shares issued and outstanding at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	20,464	22,206	22,178
Capital surplus	25,156	29,126	29,067
Retained earnings	4,652	5,987	5,433
Accumulated other comprehensive loss, net	(207)	(2,682)	(3,068)

Total stockholders’ equity	50,065	54,637	53,610

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,009	$644,371	$643,687

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended September 30, 2007 and 2006
(Dollars in thousands, except for per share data)

	2007	2006
INTEREST INCOME:
Loans	$7,838	$8,017
Investment securities	317	2,427
Trading securities	1,455	—
Federal funds sold	52	93

Total interest income	9,662	10,537

INTEREST EXPENSE:
Savings and NOW deposits	207	177
Other time deposits	2,487	2,420
Money market deposits	363	189
Borrowings	2,068	2,317

Total interest expense	5,125	5,103

Net interest income	4,537	5,434
Provision for loan losses	235	255

Net interest income after provision for loan losses	4,302	5,179

OTHER INCOME:
Deposit account service charges	54	64
Gain on loan sales	66	962
Insurance commissions	782	350
Net loss on sale of available-for-sale securities	(17)	(26)
Trading activity and fair value adjustments	(729)	—
Other operating income	47	52

Total other income	203	1,402

OTHER EXPENSES:
Salaries and employee benefits	2,120	2,472
Occupancy expense	482	509
Equipment expense	252	232
Operating expenses	1,405	1,366

Total other expenses	4,259	4,579

INCOME BEFORE INCOME TAXES	246	2,002
Income tax expense	49	633

NET INCOME	$197	$1,369

Net income per common share, basic*	$0.04	$0.25

Net income per common share, diluted*	$0.04	$0.23

Weighted average number of shares, basic*	5,246,891	5,534,140

Weighted average number of shares, diluted*	5,465,239	5,932,876

See Notes to Unaudited Consolidated Financial Statements.

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands, except for per share data)

	2007	2006
INTEREST INCOME:
Loans	$23,457	$21,484
Investment securities	1,003	7,235
Trading securities	4,848	—
Federal funds sold	154	376

Total interest income	29,462	29,095

INTEREST EXPENSE:
Savings and NOW deposits	577	480
Other time deposits	7,778	6,143
Money market deposits	730	518
Borrowings	6,547	6,016

Total interest expense	15,632	13,157

Net interest income	13,830	15,938
Provision for loan losses	1,120	920

Net interest income after provision for loan losses	12,710	15,018

OTHER INCOME:
Deposit account service charges	231	166
Gain on loan sales	949	3,228
Insurance commissions	2,606	1,277
Net gain (loss) on sale of available-for-sale securities	55	(127)
Trading activity and fair value adjustments	(1,370)	—
Other operating income	137	152

Total other income	2,608	4,696

OTHER EXPENSES:
Salaries and employee benefits	6,698	7,624
Occupancy expense	1,453	1,303
Equipment expense	760	727
Operating expenses	4,441	4,249

Total other expenses	13,352	13,903

INCOME BEFORE INCOME TAXES	1,966	5,811
Income tax expense	558	1,886

NET INCOME	$1,408	$3,925

Net income per common share, basic*	$0.26	$0.71

Net income per common share, diluted*	$0.25	$0.66

Weighted average number of shares, basic*	5,441,363	5,533,369

Weighted average number of shares, diluted*	5,742,793	5,925,463

See Notes to Unaudited Consolidated Financial Statements.

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands)

				Accumulated
				Other		Total
	Common	Capital	Retained	Comprehensive	Comprehensive	Stockholders'
	Stock	Surplus	Earnings	Loss	Income	Equity
BALANCE, DECEMBER 31, 2005	$19,244	$19,955	$13,218	$(3,806)		$48,611

COMPREHENSIVE INCOME:

Net income	—	—	3,925	—	$3,925	3,925
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $337	—	—	—	—	654	—
Reclassification adjustment, net income taxes of $43	—	—	—	—	84	—

Other comprehensive income, net of tax	—	—	—	738	738	738

Total comprehensive income	—	—	—	—	$4,663	—

Stock dividend in the form of a three-for-twenty stock split	2,888	8,822	(11,710)	—		—
Exercise of stock options	46	76	—	—		122
Stock-based compensation expense	—	214	—	—		214

BALANCE, SEPTEMBER 30, 2006	$22,178	$29,067	$5,433	$(3,068)		$53,610

BALANCE, DECEMBER 31, 2006	$22,206	$29,126	$5,987	$(2,682)		$54,637

COMPREHENSIVE INCOME:

Net income	—	—	1,408	—	$1,408	1,408
Other comprehensive loss, net of tax:
Unrealized holding losses on securities available-for-sale, net of tax of $(66)	—	—	—	—	(129)	—
Reclassification adjustment, net income taxes of $(19)	—	—	—	—	(36)	—

Other comprehensive income, net of tax	—	—	—	(165)	(165)	(165)

Total comprehensive income	—	—	—	—	$1,243	—

Cumulative effect of adoption of SFAS No. 159	—	—	(2,743)	2,640		(103)
Exercise of stock options	361	124	—	—		485
Common stock repurchased	(2,103)	(4,306)	—	—		(6,409)
Stock-based compensation expense	—	212	—	—		212

BALANCE, SEPTEMBER 30, 2007	$20,464	$25,156	$4,652	$(207)		$50,065

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,408	$3,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	995	950
Loss on disposal of fixed assets	124	—
Provision for loan losses	1,120	920
Origination of loans held for sale	(51,753)	(152,127)
Proceeds from sale of loans held for sale	69,663	151,186
Gain on loan sales	(949)	(3,228)
Stock-based compensation expense	212	214
Net loss (gain) on sale of securities available-for-sale	(55)	127
Trading activity and fair value adjustments	1,370	—
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(3,336)	(1,043)
Other liabilities	(1,527)	160

Net cash provided by operating activities	17,272	1,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	4,039	23,022
Purchase of securities available-for-sale	(3,947)	(12,715)
Proceeds from sale of securities available-for-sale	8,846	21,366
Paydowns on securities available-for-sale	—	18,577
Net change in trading securities	66,761	—
Net change in FHLB stock	(2,119)	(2,829)
Net change in loans	(17,725)	(72,796)
Purchase of premises and equipment	(558)	(1,327)

Net cash provided by (used in) investing activities	55,297	(26,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	(75,137)	(23,088)
Savings and NOW deposits	(9,972)	(3,914)
Money market deposits	17,196	(4,741)
Other time deposits	(27,903)	13,431
Repurchase agreements, federal funds purchased and other borrowings	1,101	40,355
FHLB advances	25,452	5,000
Proceeds from exercise of stock options	485	122
Common stock repurchased	(6,409)	—

Net cash provided by (used in) financing activities	(75,187)	27,165

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,618)	1,547
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,918	25,224

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,300	$26,771

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1.	General
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
     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of September 30, 2007, December 31, 2006 and September 30, 2006, the results of operations for the three and nine month periods ended September 30, 2007 and 2006, and cash flows for the nine month periods ended September 30, 2007 and 2006. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

     Operating results for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of full year financial results.
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
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Bankshares adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
     Included within salaries and employee benefits expense for the nine months ended September 30, 2007 is $212 thousand of stock-based compensation, compared to the nine months ended September 30, 2006 which had $214 thousand of stock-based compensation. As of September 30, 2007 and December 31, 2006, there was $668 thousand and $741 thousand, respectively, of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period.
     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2007: price volatility of 21.90%, risk-free interest rates of 4.29%, dividend rate of 0.00% and expected lives up to 6.76 years. The weighted average assumptions for grants in 2006 were: price volatility of 21.35%, risk-free interest rates of 4.99%, dividend rate of 0.00% and expected lives up to 5 years.

     Stock option plan activity for the nine months ended September 30, 2007 is summarized below:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2007	858,281	$8.96
Granted	199,500	11.54
Exercised	76,391	4.26
Forfeited	21,240	14.62

Outstanding at September 30, 2007	960,150	$9.75	5.9	$58

Exercisable at September 30, 2007	668,346	$8.60	5.9	$809

Fair Value Accounting
     Bankshares elected to adopt the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) and Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159) effective January 1, 2007. Historically, Bankshares has maintained an investment portfolio and a series of wholesale liabilities. The combined activities were used for balance sheet management, risk management and earnings. The embedded cost of the liabilities has created earnings volatility for the organization. We believe that adopting the provisions of these accounting standards provides a more realistic view of our balance sheet.
     The following table outlines the fair value position of assets and liabilities accounted for under SFAS No. 159 as of September 30, 2007:

					Total	Total
		Quoted	Significant	Significant	Changes in	Changes in
		Prices in	Other	Other	Fair Value	Fair Value
		Active	Observable	Unobservable	Included in	Included in
	Fair	Markets	Inputs	Inputs	YTD	Current
	Value	(Level 1)	(Level 2)	(Level 3)	Results*	Quarter*
	(dollars in thousands)
Trading securities	$101,961	$—	$101,961	$—	$(501)	$467
Interest-bearing deposits (brokered certificates of deposit)	110,535	—	110,535	—	(202)	(414)
FHLB advances	75,452	—	75,452	—	(667)	(782)

*	Reported on the Consolidated Statements of Income as “Trading activity and fair value adjustments”.

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
     Interest income and expense is accounted for using the level yield method on the accrual basis of accounting. Changes in fair values associated with fluctuations in market values reported above are reported as “Trading activity and fair value adjustments” on the Consolidated Statements of Income.
     As a result of electing to record trading securities, brokered certificates of deposit and long-term Federal Home Loan Bank of Atlanta (FHLB) advances at fair value pursuant to the provisions of SFAS No. 159 as of January 1, 2007, Bankshares recorded the following to opening retained earnings:

		Net Decrease to
	As of January 1, 2007	Retained Earnings	As of January 1, 2007
	prior to Adoption of FVO	Upon Adoption	after Adoption of FVO
	(dollars in thousands)
Trading securities	$174,682	$(4,135)	$170,547
Interest-bearing deposits (brokered certificates of deposit)	112,559	(165)	112,394
FHLB advances	50,000	214	50,214

Pre-tax cumulative effect of adopting fair value option		(4,086)
Increase in deferred tax asset		1,343

Cumulative effect of adopting fair value option		$(2,743)

2.	Investment Securities, Available-for-Sale and Held-to-Maturity
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at September 30, 2007 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
Municipal securities	$20,641	$39	$(352)	$20,328
Restricted stocks:
Community Bankers Bank	56	—	—	56
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	5,591	—	—	5,591

Total Available-for-Sale Securities	$27,489	$39	$(352)	$27,176

Held-to-Maturity Securities:
Certificate of deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2006 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-Sale Securities:
U.S. government corporations & agencies	$60,282	$—	$(1,883)	$58,399
U.S. government agency CMOs & PCMOs	90,100	7	(1,518)	88,589
U.S. government agency MBS	24,300	—	(606)	23,694
Municipal securities	25,373	140	(204)	25,309
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,472	—	—	3,472

Total Available-for-Sale Securities	$204,783	$147	$(4,211)	$200,719

Held-to-Maturity Securities:
Certificate of deposit	$100	$—	$—	$100

Total Held-to-Maturity Securities	$100	$—	$—	$100

     The following tables present the aggregate amount of unrealized loss in investment securities as of September 30, 2007 and December 31, 2006. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	September 30, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Municipal securities	$9,509	$(206)	$5,951	$(146)	$15,460	$(352)

Total temporarily impaired investment securities:	$9,509	$(206)	$5,951	$(146)	$15,460	$(352)

     As of September 30, 2007, 34 municipal securities have an unrealized loss totaling $352 thousand. The investment securities are obligations of entities that management believes are excellent credit risks. Management believes the impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
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
     Bankshares early adopted the provisions of SFAS No. 159 effective January 1, 2007. The following table reflects our trading assets and effective yield on the instruments as of September 30, 2007.

	Fair
	Value	Yield
	(dollars in thousands)
Trading assets:
U.S. government corporations & agencies	$65,708	6.08%
PCMOs	36,253	5.29%

Total trading assets	$101,961	5.80%

*	As of September 30, 2007 we no longer own CMOs or MBS securities.
4.	Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages as of the dates indicated:

	September 30,		December 31,
	2007		2006
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Real estate:
Residential real estate	$72,424	18.3%	$96,490	25.4%
Commercial real estate	140,389	35.5%	125,972	33.3%
Construction	130,283	32.9%	99,636	26.3%

Total real estate	343,096	86.7%	322,098	85.0%
Commercial	48,417	12.2%	52,280	13.8%
Consumer	4,525	1.1%	4,409	1.2%

Gross loans	396,038		378,787
Less: unearned discount & fees	—	0.0%	(111)	0.0%

Subtotal	396,038	100.0%	378,676	100.0%

Less: allowance for loan losses	(5,134)		(4,377)

Net loans	$390,904		$374,299

5.	Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2007	2006	2006
	(dollars in thousands)
Balance, beginning of period	$4,377	$3,422	$3,422
Provision for loan losses	1,120	1,020	920
Loans charged off	(420)	(71)	(11)
Recoveries of loans charged off	57	6	5

Net charge-offs	(363)	(65)	(6)

Balance, end of period	$5,134	$4,377	$4,336

     The following table shows nonperforming assets as of the dates indicated and the allowance provided for impaired loans:

	September 30,	December 31,
	2007	2006
	(dollars in thousands)
Nonperforming assets:
Impaired loans (performing loans with a specific allowance)[1]	$10,218	$343
Nonaccrual loans	3,019	476
Other real estate owned (OREO)	781	—
Past due loans > 90 days and still accruing	—	—

Total nonperforming assets & past due loans	$14,018	$819

Allowance provided for impaired loans, included in the allowance for loan losses	$920	$126

[1]	Impaired loans are performing loans which have a risk rating of substandard, doubtful or loss and a specific allocation of the allowance for loan losses.
6.	Intangible and Goodwill
     On November 15, 2005, the Bank acquired all of the stock of Danaher Insurance Agency, Inc., a Virginia based insurance agency, and formed AIA. The value of goodwill and transaction costs was $1.5 million as of September 30, 2007 and December 31, 2006.
     On December 14, 2006, AIA acquired certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc., both Virginia based insurance agencies. The value of goodwill and transaction costs was $1.4 million as of September 30, 2007 and December 31, 2006.

     On April 5, 2007, AIA acquired certain assets and liabilities of the Thomas Agency, Inc., a Virginia based insurance agency. The value of goodwill and transaction costs was $1.05 million as of September 30, 2007.
     For the nine months ended September 30, 2007, amortization expense for all insurance agencies was $234 thousand. Amortization of customer intangibles for all insurance agencies is estimated at $318 thousand in 2007 and $336 thousand annually for 2008 thru 2011.
7.	Long-Term Federal Home Loan Bank Advances
     Bankshares has a variety of advances (fixed, floating and convertible) with par values totaling $75.0 million and $50.0 million at September 30, 2007 and December 31, 2006, from the FHLB that mature through 2021. At September 30, 2007, the advances had interest rates ranging from 4.21% to 4.76%. The weighted average interest rate was 4.57% and 4.26% as of September 30, 2007 and December 31, 2006, respectively.
     The contractual maturities of the long-term FHLB advances are as follows for the dates indicated:

	September 30, 2007
Type of Advance	Interest Rate	Advance Term	Maturity Date	Par Value	Fair Value
	(dollars in thousands)
Adjustable rate credit	4.32%	5 years	2008	$10,000	$9,940
Convertible*	4.71%	3 years	2010	25,000	25,217
Convertible*	4.21%	5 years	2011	15,000	15,083
Convertible*	4.76%	15 years	2021	25,000	25,212

Total FHLB advances				$75,000	$75,452

	December 31, 2006
Type of Advance	Interest Rate	Advance Term	Maturity Date	Par Value
	(dollars in thousands)
Adjustable rate credit	3.94%	5 years	2008	$10,000
Convertible*	4.21%	5 years	2011	15,000
Convertible*	4.62%	15 years	2021	25,000

Total FHLB advances				$50,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.

8.	Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The trust also issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Income. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 8.84% on September 30, 2007 and 8.51% on December 31, 2006.
9.	Earnings Per Share
     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders.

Three Months Ended September 30,	2007		2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	5,246,891	$0.04	5,534,140	$0.25

Effect of dilutive securities, stock options	218,348		398,736

Diluted earnings per share	5,465,239	$0.04	5,932,876	$0.23

Net income utilized in the earnings per share calculations above:	$197,000		$1,369,000

Nine Months Ended September 30,	2007		2006
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	5,441,363	$0.26	5,533,369	$0.71

Effect of dilutive securities, stock options	301,430		392,094

Diluted earnings per share	5,742,793	$0.25	5,925,463	$0.66

Net income utilized in the earnings per share calculations above:	$1,408,000		$3,925,000

     Average shares of 352,505 and 1,150 have been excluded from the calculation for the nine months ended September 30, 2007 and September 30, 2006, respectively, because their effects were anti-dilutive.
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
     The following tables present segment information for the three and nine month periods ended September 30, 2007 and 2006:

SEGMENT REPORTING

	For the Three Months Ended
	September 30, 2007
		ABMD
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$9,672	$84	$—	$(94)	$9,662
Gain on sale of loans	—	66	—	—	66
Insurance commissions	—	—	782	—	782
Trading activity and fair value adjustments	(729)	—	—	—	(729)
Other	84	—	—	—	84

Total operating income	9,027	150	782	(94)	9,865

Expenses:
Interest expense	5,125	94	—	(94)	5,125
Provision for loan loss	235	—	—	—	235
Salaries and employee benefits	1,614	79	427	—	2,120
Other	1,949	63	127	—	2,139

Total operating expenses	8,923	236	554	(94)	9,619

Income (loss) before income taxes	$104	$(86)	$228	$—	$246

Total assets	$568,925	$7,830	$1,526	$(9,272)	$569,009

Capital expenditures	$211	$—	$—	$—	$211

	For the Three Months Ended
	September 30, 2006
		AHF
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$10,535	$169	$—	$(167)	$10,537
Gain on sale of loans	—	962	—	—	962
Insurance commissions	—	—	350	—	350
Trading activity and fair value adjustments	—	—	—	—	—
Other	90	—	—	—	90

Total operating income	10,625	1,131	350	(167)	11,939

Expenses:
Interest expense	5,103	167	—	(167)	5,103
Provision for loan loss	255	—	—	—	255
Salaries and employee benefits	1,403	869	200	—	2,472
Other	1,794	241	72	—	2,107

Total operating expenses	8,555	1,277	272	(167)	9,937

Income (loss) before income taxes	$2,070	$(146)	$78	$—	$2,002

Total assets	$643,402	$13,309	$652	$(13,676)	$643,687

Capital expenditures	$164	$123	$—	$—	$287

SEGMENT REPORTING

	For the Nine Months Ended
	September 30, 2007
		ABMD
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$29,426	$412	$—	$(376)	$29,462
Gain on sale of loans	—	949	—	—	949
Insurance commissions	—	—	2,606	—	2,606
Trading activity and fair value adjustments	(1,370)	—	—	—	(1,370)
Other	423	—	—	—	423

Total operating income	28,479	1,361	2,606	(376)	32,070

Expenses:
Interest expense	15,632	376	—	(376)	15,632
Provision for loan loss	1,120	—	—	—	1,120
Salaries and employee benefits	4,815	662	1,221	—	6,698
Other	5,883	344	427	—	6,654

Total operating expenses	27,450	1,382	1,648	(376)	30,104

Income (loss) before income taxes	$1,029	$(21)	$958	$—	$1,966

Total assets	$568,925	$7,830	$1,526	$(9,272)	$569,009

Capital expenditures	$450	$—	$108	$—	$558

	For the Nine Months Ended
	September 30, 2006
		AHF
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$29,105	$488	$—	$(498)	$29,095
Gain on sale of loans	—	3,228	—	—	3,228
Insurance commissions	—	—	1,277	—	1,277
Trading activity and fair value adjustments	—	—	—	—	—
Other	185	6	—	—	191

Total operating income	29,290	3,722	1,277	(498)	33,791

Expenses:
Interest expense	13,157	498	—	(498)	13,157
Provision for loan loss	920	—	—	—	920
Salaries and employee benefits	4,059	2,983	582	—	7,624
Other	5,157	901	221	—	6,279

Total operating expenses	23,293	4,382	803	(498)	27,980

Income (loss) before income taxes	$5,997	$(660)	$474	$—	$5,811

Total assets	$643,402	$13,309	$652	$(13,676)	$643,687

Capital expenditures	$1,072	$238	$17	$—	$1,327

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
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
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
Goodwill
     Bankshares adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Based on the results of these tests, Bankshares concluded that there was no impairment, and no write-downs were recorded. Additionally, under SFAS No. 142, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life. The costs of other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years.

Share-Based Compensation
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Bankshares adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
Overview
     Bankshares’ primary financial goals are to maximize earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. Bankshares tracks the performance of our three principal business activities in order to assess the level of success in achieving these goals: commercial banking, our insurance agencies, and mortgage banking. In addition to these principal business activities, Bankshares also tracks the following primary performance measures: return on average assets (ROA), return on average equity (ROE) and growth in earnings.
     Bankshares believes the early adoption of SFAS No. 159 provides a more realistic long-term picture of key business activities of the organization. We have entered into a variety of transactions based upon our business models. The activities include certain assets and liabilities that if accounted for on a fair market value basis provide a better long-term picture of the organization to any reader of the financial statements.
Principal Business Activities. An overview of the financial results for each of Bankshares’ principal segments is presented below. A more detailed discussion is included in “Results of Operations.”
     Commercial Banking: In the third quarter of 2007, the Bank began to see the results of its rebalancing of the trading portfolio that we started in the second quarter of 2007. We sold all of our CMOs and MBS securities, and have adjusted the mix of the portfolio towards less volatile and shorter duration securities. Significant progress on the rebalancing can be seen as the effective portfolio yield increased to 5.80% as of September 30, 2007, compared to 4.63% as of March 31, 2007. The size of the portfolio is now $101.9 million as of September 30, 2007, compared to $154.6 million as of March 31, 2007.
     The Bank’s pre-tax income was $104 thousand for the three months ended September 30, 2007 compared to $2.1 million pre-tax income for the same period in the prior year. The third quarter pre-tax income includes the effects of $729 thousand related to the rebalancing and mark to market of the trading securities and the reversal of $21 thousand of interest income related to nonaccrual loans.

     The Bank’s pre-tax income was $1.0 million for the nine months ended September 30, 2007 compared to $6.0 million for the same period in the prior year. Interest income on earning assets grew to $29.4 million for the nine months ended September 30, 2007 compared to $29.1 million for the nine months ended September 30, 2006, an increase of $367 thousand, or 1.0%. The nine months pre-tax income includes the reversal of $206 thousand of interest income related to nonaccrual loans.
     Total loans were $396.0 million as of September 30, 2007, compared to $378.7 million as of December 31, 2006 or an increase of $17.3 million.
     Total deposits amounted to $375.5 million as of September 30, 2007, compared to $471.3 million in total deposits as of December 31, 2006. Non-interest bearing deposits were $83.6 million as of September 30, 2007, a decrease of $75.1 million compared to the December 31, 2006 level of $158.7 million.
     In the third quarter of 2007, the Bank’s nonaccrual loans were $3.0 million, impaired loans were $10.2 million and OREO was $781 thousand. Total nonperforming assets were $14.0 million or 2.46% of total assets. We increased specific and general reserves within the allowance for loan losses as a reflection of the changing credit quality within the loan portfolio. The nonaccrual loans relate to five borrowers. The largest one is a $2.0 million commercial loan to a building related operating company, which has been nonperforming for several quarters where the principal of the borrower is under bankruptcy protection. The remainder of nonaccrual loans are made up of one commercial real estate loan totaling $544 thousand, one construction loan totaling $293 thousand, and two consumer HELOCs totaling $228 thousand. The impaired loans relate to four borrowers, with the largest relationship being $7.9 million, of which $3.9 million is under contract to be sold late in the fourth quarter of 2007 or early in the first quarter of 2008. The other impaired loans are two commercial loans, one for $1.6 million and one for $521 thousand, and a consumer HELOC for $145 thousand.
     Bankshares is considered “well capitalized”, as stockholders’ equity amounted to $50.1 million as of September 30, 2007 and $54.6 million as of December 31, 2006.
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
     Pre-tax income for AIA was $228 thousand for the three months ended September 30, 2007, compared to $78 thousand for the same period in the prior year. Commission revenues for the three month period ended September 30, 2007 included revenue from Battlefield and FIG. The results for the three months ended September 30, 2006 are only from AIA.
     Pre-tax income for AIA was $958 thousand for the nine months ended September 30, 2007, an increase of $484 thousand or 102.1%, compared to $474 thousand for the same period in the prior year. Commission revenues for the nine month period ended September 30, 2007 were $2.6 million, an increase of $1.3 million or 104.1%, compared to commission revenues of $1.3 million for the nine month period ended September 30, 2006.

     Mortgage Banking: Gains on the sale of loans for our new mortgage banking division ABMD, were $66 thousand for the three months ended September 30, 2007. For the nine month period ended September 30, 2007, gains on the sale of loans were $949 thousand. Loans held for sale were $1.6 million at September 30, 2007. The amount of loans originated for the nine months ended September 30, 2007 was $51.8 million. The pre-tax loss was $21 thousand for the first nine months of 2007.
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
Financial Performance Measures. Bankshares’ net income for the three month period ended September 30, 2007 was $197 thousand compared to $1.4 million for the same period in the prior year. The net income of $197 thousand includes the effects of the portfolio rebalancing, mark to market of the trading portfolio, reversal of interest income on nonaccrual loans and a larger than typical provision for loan losses. These results led to $.04 basic and diluted earnings per share for the quarter ended September 30, 2007. The basic earnings per share for the quarter ended September 30, 2006 were $.25 per common share and diluted earnings per share for the same period were $.23 per common share. Weighted average diluted shares outstanding were 5,465,239 for the three months ended September 30, 2007 compared to the prior year weighted average diluted shares outstanding of 5,932,876.
     For the nine month period ended September 30, 2007, Bankshares’ net income amounted to $1.4 million compared to $3.9 million for the same period in the prior year. The basic earnings per share were $.26 in the nine months ended September 30, 2007 compared to the prior year earnings of $.71 per common share. The diluted earnings per share were $.25 in the nine months ended September 30, 2007 compared to the prior year diluted earnings of $.66 per common share. Weighted average diluted shares outstanding were 5,742,793 in the nine months ended September 30, 2007 compared to the prior year weighted average diluted shares outstanding of 5,925,463.
     Return on equity (ROE) on an annualized basis during the three months ended September 30, 2007 was 1.54% compared to 10.55% for the same period in 2006. Return on assets (ROA) on an annualized basis for the three months ended September 30, 2007 was .14% compared to .86% for the same period of 2006. Net interest margin was 3.44% for the three months ended September 30, 2007 compared to 3.64% for the three months ended September 30, 2006. The reversal of nonaccrual interest income reduced the third quarter 2007 net interest margin by 16 basis points.

     ROE on an annualized basis during the nine months ended September 30, 2007 was 3.51% compared to 10.48% for the same period in 2006. ROA on an annualized basis for the nine months ended September 30, 2007 was .32% compared to .86% for the same period of 2006. Net interest margin was 3.36% for the nine months ended September 30, 2007 compared to 3.71% for the nine months ended September 30, 2006. The reversal of nonaccrual interest income impacted the net interest margin by 7 basis points for the nine months ended September 30, 2007.
Results of Operations
Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended September 30, 2007 was $4.6 million compared to $5.5 million for the same period in 2006. Loan interest income decreased $179 thousand to $7.8 million in the three months ended September 30, 2007 compared to $8.0 million for the same period in 2006.
     Net interest income (on a fully tax equivalent basis) for the nine months ended September 30, 2007 was $14.1 million compared to $16.1 million for the same period in 2006. Loan interest income increased $2.0 million to $23.5 million in the nine months ended September 30, 2007 compared to $21.5 million for the same period in 2006.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended September 30,
	2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$394,684	$7,838	7.88%	$386,695	$8,017	8.23%
Trading securities	110,383	1,455	5.23%	—	—	N/A
Investment securities	25,038	395	6.26%	206,671	2,498	4.80%
Federal funds sold	2,137	52	9.65%	7,234	93	5.10%

Total interest earning assets	532,242	9,740	7.26%	600,600	10,608	7.01%
Non-interest earning assets:
Cash and due from banks	14,771			21,246
Premises and equipment	2,257			2,768
Other assets	17,122			14,456
Less: allowance for loan losses	(4,961)			(4,165)

Total non-interest earning assets	29,189			34,305

Total Assets	$561,431			$634,905

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$32,389	$193	2.36%	$38,328	$160	1.66%
Money market deposit accounts	34,394	363	4.19%	21,434	189	3.50%
Savings accounts	4,634	13	1.11%	3,986	17	1.69%
Time deposits ($98,433 at fair value)	195,261	2,488	5.06%	205,813	2,420	4.66%

Total interest-bearing deposits	266,678	3,057	4.55%	269,561	2,786	4.10%
FHLB advances, at fair value	75,013	862	4.56%	35,130	373	4.21%
Other borrowings	90,910	1,206	5.26%	141,936	1,944	5.43%

Total interest-bearing liabilities	432,601	5,125	4.70%	446,627	5,103	4.53%

Non-interest bearing liabilities:
Demand deposits	76,691			129,974
Other liabilities	1,421			6,811

Total liabilities	510,713			583,412
Stockholders’ Equity	50,718			51,493

Total Liabilities and Stockholders’ Equity	$561,431			$634,905

Interest Spread (3)			2.56%			2.48%

Net Interest Margin (4)		$4,615	3.44%		$5,505	3.64%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccruing loans of $2.8 million in 2007 and average nonaccruing loans of $204 thousand in 2006. The Bank had interest income of $21 thousand excluded from the above mentioned loans in the third quarter of 2007.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Nine Months Ended September 30,
	2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$394,438	$23,457	7.95%	$359,435	$21,484	7.99%
Trading securities	132,406	4,848	4.90%	—	—	N/A
Investment securities	28,174	1,237	5.87%	208,593	7,372	4.73%
Federal funds sold	4,037	154	5.10%	10,781	376	4.66%

Total interest earning assets	559,055	29,696	7.10%	578,809	29,232	6.75%
Non-interest earning assets:
Cash and due from banks	17,049			21,704
Premises and equipment	2,344			2,634
Other assets	15,613			13,415
Less: allowance for loan losses	(4,629)			(3,862)

Total non-interest earning assets	30,377			33,891

Total Assets	$589,432			$612,700

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$33,170	$530	2.14%	$37,923	$429	1.51%
Money market deposit accounts	25,399	730	3.84%	23,903	518	2.90%
Savings accounts	4,191	46	1.47%	4,413	51	1.55%
Time deposits ($102,389 at fair value)	209,259	7,779	4.97%	191,315	6,143	4.29%

Total interest-bearing deposits	272,019	9,085	4.47%	257,554	7,141	3.71%
FHLB advances, at fair value	71,413	2,352	4.40%	34,227	892	3.48%
Other borrowings	101,412	4,195	5.53%	131,007	5,124	5.23%

Total interest-bearing liabilities	444,844	15,632	4.70%	422,788	13,157	4.16%

Non-interest bearing liabilities:
Demand deposits	87,612			134,466
Other liabilities	3,341			5,390

Total liabilities	535,797			562,644
Stockholders’ Equity	53,635			50,056

Total Liabilities and Stockholders’ Equity	$589,432			$612,700

Interest Spread (3)			2.40%			2.59%

Net Interest Margin (4)		$14,064	3.36%		$16,075	3.71%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccruing loans in 2007 of $2.0 million and average nonaccruing loans of $204 thousand in 2006. The Bank had interest income of $206 thousand excluded from the above mentioned loans in 2007.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $394.7 million for the three months ended September 30, 2007 compared to $386.7 million for the same period in 2006. The related interest income from loans was $7.8 million in 2007 compared to $8.0 million in 2006. The average yield on loans decreased from 8.23% in 2006 to 7.88% in 2007. The lower yield on loans for the third quarter of 2007 includes $21 thousand of reversed nonaccrual interest.
     Average loan balances (including loans held for sale) were $394.4 million for the nine months ended September 30, 2007 compared to $359.4 million for the same period in 2006. The related interest income from loans was $23.5 million in 2007 compared to $21.5 million in 2006. The average yield on loans decreased from 7.99% in 2006 to 7.95% in 2007. The lower yield on loans for 2007 includes $206 thousand of reversed nonaccrual interest.
     Trading securities interest income for the three months ended September 30, 2007 was $1.5 million. The average yield on trading securities was 5.23% for the third quarter of 2007. Trading securities averaged $110.4 million for the quarter ended September 30, 2007.
     Trading securities interest income for the nine months ended September 30, 2007 was $4.8 million. The average yield on trading securities was 4.90% for the first nine months of 2007. Trading securities averaged $132.4 million for the nine months ended September 30, 2007.
     Investment securities income was $395 thousand (on a fully tax equivalent basis) for the three months ended September 30, 2007 and $2.5 million for the three months ended September 30, 2006. The tax equivalent yield on investment securities for the three months ended September 30, 2007 was 6.26% compared to the September 30, 2006 level of 4.80%. The average balance of investment securities was $25.0 million for the quarter ended September 30, 2007 compared to $206.7 million for the same quarter in 2006.
     Investment securities income was $1.2 million (on a fully tax equivalent basis) for the nine months ended September 30, 2007 compared to $7.4 million for the nine months ended September 30, 2006. The tax equivalent yield on investment securities for the nine months ended September 30, 2007 was 5.87% compared to the September 30, 2006 level of 4.73%.
     Excess liquidity results in federal funds sold for Bankshares. The short-term investments in federal funds sold contributed $52 thousand to interest income in the three month period ended September 30, 2007 compared to $93 thousand for the same period in 2006.
     For the nine month period ended September 30, 2007 federal funds sold contributed $154 thousand to interest income compared to $376 thousand for the same period in 2006.

     Total interest income (on a fully tax equivalent basis) was $9.7 million for the three months ended September 30, 2007 compared to $10.6 million for the three months ended September 30, 2006. Total average earning assets yielded 7.26% for the three months ended September 30, 2007 or 25 basis points higher than the yield of 7.01% for the same period in 2006.
     Total interest income (on a fully tax equivalent basis) was $29.7 million for the nine months ended September 30, 2007 and $29.2 million for the nine months ended September 30, 2006. Total average earning assets yielded 7.10% for the nine months ended September 30, 2007 or 35 basis points higher than the yield of 6.75% for the same period in 2006.
     In 2007 non-interest bearing demand deposit balances averaged $76.7 million for the third quarter or $53.3 million less than the 2006 level of $130.0 million. Average demand deposits were $9.7 million less than the second quarter 2007 average of $86.4 million. The local real estate economy remains soft and as a result title company and real estate closing company balances remained below expectations. Total average interest-bearing liabilities were $432.6 million in the third quarter of 2007 or $14.0 million less than the third quarter of 2006 level of $446.6 million.
     On a year to date basis, average non-interest bearing demand deposits were $87.6 million as of September 30, 2007, or $46.9 million less than the 2006 level of $134.5 million. Total average interest-bearing liabilities were $444.8 million for the nine months ended September 30, 2007 or $22.0 million greater than the 2006 level of $422.8 million.
     The overall interest-bearing cost of funds was 4.70% or $5.1 million for the third quarter of 2007. This compares to 4.53% or $5.1 million in the third quarter of 2006.
     For the nine month period ended September 30, 2007 the overall interest-bearing cost of funds was 4.70% or $15.6 million. This compares to 4.16% or $13.2 million for the nine months ended September 30, 2006.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Analysis
(dollars in thousands)

	Nine Months Ended September 30,
	2007 compared to 2006
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Investment securities	$(6,135)	$(8,505)	$2,370
Trading securities	3,393	5,449	(2,056)
Loans	1,973	2,080	(107)
Federal funds sold	(222)	(261)	39

Total increase (decrease) in interest income	(991)	(1,237)	246

Interest-Bearing Liabilities:
Interest-bearing deposits	1,944	597	1,347
Purchased funds	531	(71)	602

Total increase in interest expense	2,475	526	1,949

Decrease in net interest income	$(3,466)	$(1,763)	$(1,703)

     Non-interest Income. Non-interest income amounted to $203 thousand during the three months ended September 30, 2007, a decrease of $1.2 million from the 2006 level of $1.4 million. One source of non-interest income is gains on the sale of residential mortgage loans. Bankshares earned $66 thousand on the sale of mortgage loans through ABMD in the three months ended September 30, 2007. In the past, the key source of non-interest income was gains on the sale of residential mortgage loans through AHF. For the three months ended September 30, 2006, gains on loan sales were $962 thousand.
     AIA is another source of our non-interest income. Commission revenues added $782 thousand in operating income for the third quarter of 2007, compared to $350 thousand for the same period in 2006, an increase of $432 thousand. This increase in income is attributable to the acquisition of Battlefield in December 2006 and FIG in April 2007.
     Non-interest income amounted to $2.6 million during the nine months ended September 30, 2007, a decrease of $2.1 million from the 2006 level of $4.7 million. Bankshares earned $949 thousand on the sale of mortgage loans through ABMD in the nine months ended September 30, 2007. For the nine months ended September 30, 2006, gains on loan sales through AHF were $3.2 million.
     Commission revenues from AIA added $2.6 million in operating income for the first nine months of 2007, compared to $1.3 million for the same period in 2006, an increase of $1.3 million. In 2007, income was comprised of AIA, Battlefield and FIG, as opposed to 2006, which only included AIA.

     Another source of non-interest income is net gains on the sale of investment securities. Bankshares earned $55 thousand on the sale of investment securities in the first nine months of 2007, compared to a loss of $127 thousand in the first nine months of 2006.
     Non-interest Expense. Non-interest expense in the three months ended September 30, 2007 amounted to $4.3 million compared to the 2006 level of $4.6 million. Salaries and benefits expense for the three months ended September 30, 2007 was $2.1 million, or $352 thousand lower than the 2006 level of $2.5 million. Occupancy and equipment costs for the three months ended September 30, 2007 decreased by $7 thousand over the 2006 level of $741 thousand. These increases can be partially attributed to the addition of Battlefield, which was acquired in December 2006. Other operating expenses were $1.4 million for the three months ended September 30, 2007, an increase of $39 thousand from the three months ended September 30, 2006.
     Non-interest expense for the nine months ended September 30, 2007 amounted to $13.4 million compared to the 2006 level of $13.9 million. Salaries and benefits expense for the nine months ended September 30, 2007 was $6.7 million, or $926 thousand lower than the 2006 level of $7.6 million. Occupancy and equipment costs for the nine months ended September 30, 2007 increased by $183 thousand over the 2006 level of $2.0 million. These increases can be partially attributed to the addition of Battlefield and FIG, which were acquired in December 2006 and April 2007, respectively. Other operating expenses were $4.4 million for the nine months ended September 30, 2007, an increase of $192 thousand over the nine months ended September 30, 2006. In addition, approximately $75 thousand of additional occupancy, furniture and other expenses related to winding down AHF occurred in the first nine months of 2007. The subleasing of both AHF offices was completed in April 2007 with tenant occupancy occurring in May 2007.
     Alliance Insurance Agency. In December 2006, AIA purchased certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc. to form Battlefield. In April 2007, AIA purchased certain assets and liabilities of the Thomas Agency, Inc. (FIG). FIG operates as a division of AIA. These full line insurance agencies offer property and casualty insurance to small businesses, and homeowners’, life and auto insurance along with a broad array of employee benefits. For the third quarter of 2007, commission revenues for AIA were $782 thousand, an increase of $432 thousand over the third quarter 2006 total of $350 thousand. For the nine months ended September 30, 2007, commission revenues were $2.6 million, more than double the 2006 amount of $1.3 million. Net income from AIA was $631 thousand for the nine months ended September 30, 2007, compared to $311 thousand for the nine months ended September 30, 2006.
     Alliance Bank Mortgage Division. In December 2006, a decision was made to restructure the mortgage subsidiary, AHF, and create a separate smaller mortgage banking division within the Bank; thus ABMD was created. In the first and second quarters of 2007 we lost several mortgage banking producers. We took steps to reduce the operational staff to an optimal level for the expected production volumes. As of September 30, 2007, we have two production mortgage bankers and two staff support members.

     For the three months ended September 30, 2007, gains on the sale of loans were $66 thousand. Mortgage loan originations for the three months ended September 30, 2007 were $5.0 million. Proceeds from the sale of loans held for sale were $7.5 million for the three months ended September 30, 2007. For the three month period ended September 30, 2007, ABMD had a pre-tax loss of $86 thousand.
     For the first nine months of 2007, gains on the sale of loans were $949 thousand. Mortgage loan originations for the first nine months of 2007 were $51.8 million. Proceeds from the sale of loans held for sale were $70.0 million for the nine months ended September 30, 2007. For the nine month period ended September 30, 2007, ABMD had a pre-tax loss of $21 thousand.
     Alliance Home Funding. In connection with the establishment of ABMD in December 2006, a decision was made to close the mortgage subsidiary, AHF. The following information highlights the 2006 performance of AHF. For the three month period ended September 30, 2006, gains on the sale of loans were $962 thousand. Mortgage loan originations were $44.6 million for the three months ended September 30, 2007. For the third quarter of 2006, AHF had a pre-tax loss of $146 thousand.
     For the first nine months of 2006, gains on sale of loans were $3.2 million. Mortgage loan originations for the first nine months of 2006 were $152.1 million. For the nine month period ended September 30, 2006, AHF had a pre-tax loss of $660 thousand.
     Income Taxes. We recorded $49 thousand in income tax expense in the third quarter of 2007, with an effective tax rate of 19.9%. We recorded $633 thousand in income tax expense in the third quarter of 2006, with an effective tax rate of 31.6% for the quarter. The effective tax rate for 2007 is substantially lower than the statutory rate of 34% due to the tax benefits of our municipal bond portfolio and the expenses of our holding company, Bankshares.
     In the nine months ended September 30, 2007 we recorded $558 thousand in income tax expense with an effective tax rate of 28.4%, compared to the prior year of $1.9 million in income tax expense, with an effective tax rate of 32.5%. The effective tax rate is lower than the statutory rate of 34% due to the benefits of our municipal bond portfolio and the expenses of our holding company.
Analysis of Financial Condition
     SFAS No. 157 and SFAS No. 159. Effective January 1, 2007, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements and Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities.

     Trading Assets. Bankshares early adopted the provisions of SFAS No. 159, effective January 1, 2007. We believe that adopting the provisions of this accounting standard provides a more realistic long-term view of our balance sheet and provides the opportunity to mitigate volatility in reported earnings. We have entered into a variety of transactions based upon our business models. The activities include certain assets and liabilities that if accounted for on a fair value basis provide a better picture of the organization to any reader of the financial statements.
     The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:
Trading Assets

	September 30,		June 30,		March 31,
	2007 [1]		2007		2007
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. government corporations & agencies	$18,932	6.14%	$19,623	4.87%	$58,385	4.45%
U.S. government agency CMOs	—	0.00%	9,810	4.47%	24,339	4.27%
U.S. government agency MBS	—	0.00%	6,570	4.20%	18,462	4.16%
PCMOs [2]	36,253	5.29%	43,102	5.23%	53,397	5.14%
SBA securities [3]	46,776	6.05%	32,912	6.15%	—	0.00%

Totals	$101,961	5.80%	$112,017	5.28%	$154,583	4.63%

[1]	As of October 31, 2007 the trading asset portfolio is $90.9 million. The composition is $21.1 million of U.S. government corporations & agencies, $23.6 million of PCMOs and $46.2 million of SBA securities. The effective portfolio yield is 5.65%.

[2]	All PCMOs are rated AAA or Aaa by Moody’s, S&P or Fitch.

[3]	SBA securities are U.S. government agency securities. For presentation purposes they are separated out on the table above.
     In conjunction with the early adoption of SFAS No. 159, we intended to delever the balance sheet by approximately $75 million. We have made significant progress on our strategy. The trading portfolio declined from the June 30, 2007 level of $112.0 million to the September 30, 2007 level of $102.0 million. As of October 31, 2007, Bankshares has $67.3 million of U.S. government corporation and agency securities and $23.6 million of PCMOs. The October 31, 2007 effective portfolio yield is 5.65%. All of the PCMOs are rated AAA or Aaa by Moody’s, S&P or Fitch. Our general strategies are to reduce the portfolio volatility, add floating rate assets, reduce the size of the portfolio and reduce the size of the mortgage related assets within the portfolio. The accounting for the instruments on a fair value basis provides greater flexibility to the organization in monitoring and managing the company’s balance sheet.
     Investment Securities. On September 30, 2007, our investment portfolio contained municipal securities, Federal Reserve Bank stock, FHLB stock and other securities. The total amount of investment securities available-for-sale at September 30, 2007 was $27.2 million. The effects of unrealized losses on the portfolio were $313 thousand, and amounted to 1.1% of the investment portfolio value as of September 30, 2007.

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
     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of September 30, 2007:

	September 30, 2007
			After One		After Five
	Within		Year but Within		Years but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(dollars in thousands)
Available-for-Sale Securities:
Municipal securities*	$—	0.00%	$—	0.00%	$3,433	5.06%	$17,208	5.93%	$20,641	5.79%
Other securities	—	0.00%	—	0.00%	—	0.00%	6,848	5.50%	6,848	5.50%

Total Available-for-Sale Securities	$—	0.00%	$—	0.00%	$3,433	5.06%	$24,056	5.81%	$27,489	5.71%

Held-to-Maturity Securities:
Certificate of deposit	$100	4.85%	$—	0.00%	$—	0.00%	$—	0.00%	$100	4.85%

Total Held-to-Maturity Securities	$100	4.85%	$—	0.00%	$—	0.00%	$—	0.00%	$100	4.85%

*Municipal Securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
     Loan Portfolio. Bankshares continues to show growth in our loan portfolio. The loan portfolio increased 4.4% in the first nine months of 2007, rising to $396.0 million at September 30, 2007, compared to $378.7 million at December 31, 2006 and $377.0 million at September 30, 2006.

     We categorize our loans into five primary classifications: commercial real estate, commercial, real estate construction, residential real estate and consumer. Over the past year, we have experienced significant growth in our total portfolio.
     Commercial real estate loans were $140.4 million or 35.5% of the loan portfolio as of September 30, 2007. This compares to $126.0 million or 33.3% as of December 31, 2006 and $129.8 million or 34.4% as of September 30, 2006. Loans in this category are generally amortizing over 15 to 25 year periods and carry adjustable rates which reset every one to five years, indexed against like-maturity Treasury instruments.
     The real estate construction category of our loan portfolio generally falls into two primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual condominium units, and residential construction loans to builders for resale. This category totaled $130.3 million or 32.9% of our portfolio as of September 30, 2007, compared to $99.6 million and 26.3% of the portfolio as of December 31, 2006 and $96.0 million or 25.5% as of September 30, 2006.
     Residential real estate loans (home equity and fixed rate trusts) were $72.4 million or 18.3% of the loan portfolio as of September 30, 2007, compared to $96.5 million, or 25.4% as of December 31, 2006, and $100.4 million or 26.6% as of September 30, 2006. This category consists of two different loan types: home equity loans (“HELOCs”), which are secured by secondary financing on residential real estate and represent the most significant portion of the category, and first mortgage loans secured by single family residences not held for sale through ABMD.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. Commercial loans represent $48.4 million or 12.2% of the loan portfolio as of September 30, 2007, compared to $52.3 million and 13.8% of the loan portfolio at December 31, 2006, and $47.1 million and 12.5% of the loan portfolio at September 30, 2006.
     Allowance for Loan Losses. The allowance for loan losses was $5.1 million at September 30, 2007, or 1.30% of loans outstanding, compared to $4.4 million, or 1.16% of loans outstanding, at December 31, 2006. We have allocated $920 thousand and $126 thousand, respectively, of our allowance for loan losses at September 30, 2007 and December 31, 2006 for specific nonperforming loans. (These ratios exclude loans held for sale.) In the first nine months of 2007, we had net charge-offs of $363 thousand compared to net charge-offs of $6 thousand for the nine months ended September 30, 2006.

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
     Impaired Loans. The principal amount of impaired loans was $10.2 million as of September 30, 2007 and $343 thousand as of December 31, 2006. The significant increase in loans with a specific allocation of the allowance for loan losses relate to a single borrower with five projects. The project loans total $7.9 million as of September 30, 2007. Approximately $3.9 million of the loans relate to specific construction projects which are under contract. We anticipate the completion and sale of the projects to occur late in the fourth quarter of 2007 or early in the first quarter of 2008. The remainder of the balance of impaired loans as of September 30, 2007 relates to $1.6 million which is a series of equipment loans and a line of credit to a single borrower involved in real estate development activities, $521 thousand which is a commercial term loan and $145 thousand which is a consumer HELOC.
     Nonaccrual Loans. A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to Bankshares. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Bankshares and general economic conditions. At September 30, 2007, Bankshares had one commercial loan totaling $2.0 million, one construction loan totaling $293 thousand, one commercial real estate loan totaling $544 thousand, and two HELOC loans totaling $228 thousand on nonaccrual status (for a combined total of $3.0 million), compared to nonaccruing loans of $476 thousand as of December 31, 2006.
     OREO. In the third quarter of 2007, we had three loans classified as OREO on the balance sheet totaling $781 thousand. One loan totaling $360 thousand is a single family residential property currently under a ratified purchase contract to a qualified buyer. Another loan is an office condominium in Northern Virginia for $296 thousand, and the third loan is a residential building lot in a recreational development in Central Virginia for $125 thousand.
     Deposits. We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At September 30, 2007, the deposit portfolio was $375.5 million, compared to the December 31, 2006 level of $471.3 million.
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

These balances represent a substantial portion of our non-interest bearing deposits. These deposits are subject to significant reduction during slower real estate markets, as evidenced in 2006 and so far in 2007. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. We have sold and will in the future sell trading and investment securities as a source of liquidity.
     As the business activity changes, and particularly if average title and mortgage loan closing deposits decline, we may occasionally use wholesale or brokered deposits. In 2006, we experienced significant loan growth and a reduction in core deposits. We used wholesale funding to offset funding gaps as necessary.
     At September 30, 2007 and December 31, 2006, we had $10.0 million of brokered deposits that relate to a state government program. As of September 30, 2007, all $110.5 million of wholesale brokered deposits were accounted for at fair value. As of December 31, 2006, we had $112.6 million of brokered deposits. This type of funding is a tool to support the growth of the Bank and liquidity needs. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up from the following two categories: customer repurchase agreements and outstanding federal funds sold. Customer repurchase agreements amounted to $30.3 million at September 30, 2007, compared to $43.3 million at December 31, 2006. Outstanding federal funds purchased as of September 30, 2007 were $23.5 million, as compared to outstanding federal funds purchased of $9.4 million at December 31, 2006.
     Customer repurchases are standard repurchase agreement transactions that involve a Bank customer instead of a wholesale bank or broker. We offer this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not have any open repurchase agreements with broker-dealers.
     FHLB Advances. Bankshares has a variety of advances with fair values totaling $75.5 million as of September 30, 2007. The following table shows the balance and fair value of these advances:

	September 30, 2007
Type of Advance	Interest Rate	Advance Term	Maturity Date	Par Value	Fair Value
	(dollars in thousands)
Adjustable rate credit	4.32%	5 years	2008	$10,000	$9,940
Convertible*	4.71%	3 years	2010	25,000	25,217
Convertible*	4.21%	5 years	2011	15,000	15,083
Convertible*	4.76%	15 years	2021	25,000	25,212

Total FHLB advances				$75,000	$75,452

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.

     Liabilities at Fair Value. Bankshares consistently applied SFAS No. 159 to certain wholesale oriented liabilities as of January 1, 2007. The following table reflects the fair value of liabilities accounted for under SFAS No. 159:

	September 30, 2007
	Par Value	Fair Value	Yield
	(dollars in thousands)
Brokered CDs	$110,226	$110,535	5.12%
FHLB long-term advances	75,000	75,452	4.57%

Total Liabilities at Fair Value	$185,226	$185,987	4.90%

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
     For the first nine months of 2007, advances for ABMD averaged $9.2 million. We provide temporary funding on presold loans originated by ABMD. The liquidity requirements vary based upon market conditions, production staff performance and general economic conditions. In 2006, the Bank provided a warehouse line of credit to AHF. The funds advanced on this line allowed us to originate and hold mortgages until they were sold to third party investors. For the first nine months of 2006, advances under that line of credit averaged $11.9 million. Our liquidity in the future will be impacted by ABMD.
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

Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Income. The cost of issuance of the Trust Preferred Securities was approximately $300,000. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of September 30, 2007 and December 31, 2006 was 8.84% and 8.51%, respectively.
     Under the current bank regulatory guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At September 30, 2007 and December 31, 2006, the entire amount was considered Tier I capital.
     Capital. Bankshares early adopted the provisions of SFAS No. 159 effective January 1, 2007. The cumulative effect of the early adoption of SFAS No.159 reduced beginning retained earnings by $2.6 million. Both Bankshares and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $50.1 million as of September 30, 2007 compared to the December 31, 2006 level of $54.6 million. The change in equity is attributable to net income, which added $1.4 million to stockholders’ equity as of September 30, 2007 offset by common stock repurchases of $6.4 million. Book value per common share was $9.79 as of September 30, 2007 compared to $9.84 as of December 31, 2006. The net unrealized loss on available-for-sale securities amounted to $207 thousand, net of tax as of September 30, 2007, compared to a net unrealized loss on available-for-sale securities of $2.7 million, net of tax as of December 31, 2006.
     In May 2007, the Board of Directors authorized a common stock buyback program to purchase up to 300,000 common shares as market conditions dictate over the twelve months ending May 14, 2008. On August 2, 2007, Bankshares announced the program was increased by 250,000 common shares to up to a maximum of 550,000 common shares. As of September 30, 2007, 525,700 shares at an average price of $12.19 were repurchased.

     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of the dates indicated:

	Risk Based Capital Analysis
	September 30,	December 31,
	2007	2006
	(dollars in thousands)
Tier I Capital:
Common stock	$20,464	$22,206
Capital surplus	25,156	29,126
Retained earnings	4,652	5,987
Less: disallowed intangible assets and goodwill	(6,388)	(5,389)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total Tier I Capital	53,884	61,930

Tier II Capital:
Allowance for loan losses	5,134	4,377

Total Tier II Capital	5,134	4,377

Total Risk Based Capital	$59,018	$66,307

Risk weighted assets	$433,554	$443,344

Quarterly average assets	$561,431	$636,293

	September 30,	December 31,	Regulatory
	2007	2006	Minimum
Capital Ratios:
Tier I risk based capital ratio	12.4%	14.0%	4.0%
Total risk based capital ratio	13.6%	15.0%	8.0%
Leverage ratio	9.6%	9.7%	4.0%
Equity to assets ratio	8.8%	8.5%	N/A
     Bankshares is considered “well capitalized” as of September 30, 2007 and December 31, 2006.
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

     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three	Nine	Year
	Months Ended	Months Ended	Ended
	September 30,	September 30,	December 31,
	2007	2007	2006
	(dollars in thousands)
Average total assets	$561,431	$589,432	$620,005

Average stockholders’ equity	$50,718	$53,635	$51,179

Net income	$197	$1,408	$4,479

Cash dividends declared	$—	$—	$—

Return on average assets (annualized)	0.14%	0.32%	0.72%

Return on average stockholders’ equity (annualized)	1.54%	3.51%	8.75%

Average stockholders’ equity to average total assets	9.03%	9.10%	8.25%

     Concentrations. Bankshares operates in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia submarket. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. The regional real estate related economy has experienced changes from the extremely robust market in 2005 and earlier to a slower, less robust or weak market in 2006 and so far in 2007. The slower market has led to longer days on market in the residential real estate resale market and discounting and competitive pricing by home builders, which in turn has resulted in lower levels of title company deposits and slower movement of construction projects. The current environment presents challenges in real estate lending. Management is keenly aware of the real estate related concentrations and is closely monitoring the impact of changes on our clients and our business. Material changes in the economic situation of the region and / or the region’s real estate market could have an adverse impact on Bankshares.
Contractual Obligations
     As of September 30, 2007, there have been no material changes outside the ordinary course of business in Bankshares’ contractual obligations as disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006.

     In the normal course of business, Bankshares is pursuing three new retail locations. Bankshares anticipates occupying the locations in the second quarter of 2008. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require cash outflows.
Off-Balance Sheet Activities
     As of September 30, 2007, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. Bankshares elected to adopt the provisions of SFAS No. 157 effective January 1, 2007.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. Bankshares elected to adopt the provisions of SFAS No. 157 and SFAS No. 159 as of January 1, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. We engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project is the development of a more in-depth ALM model that measures Net Interest Income (NII) and Economic Value of Equity (EVE) results on a monthly basis. The results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and, as of the most recent model run (August 2007), we are in compliance with all policy metrics.

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
     The ALM results for August 31, 2007 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 5.6%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 4.5%. The results in both a rising and declining interest rate environment are within the policy guidelines.
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
     The table below shows ALM model results as of August 31, 2007 under various interest rate shocks:

	August 31, 2007
Interest Rate Shocks	NII	EVE
–200 bp	(9.1)%	0.8%
–100 bp	(4.5)%	1.7%
+100 bp	5.6%	(4.9)%
+200 bp	11.9%	(8.1)%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $21.7 million, or 3.81% of total assets, at September 30, 2007. The negative gap suggests that the net interest margin will decrease in a market of rising interest rates, as liabilities will reprice faster than assets. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity.

We do not believe this model accurately reflects Bankshares’ true short and long term interest rate exposure. As an example, $49.2 million of the trading securities at September 30, 2007 are classified as over five years due to the contractual maturity of the instruments. Trading assets are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of or perhaps all of the $49.2 million of trading assets as the “within three month” category, which further suggests an asset sensitive position for Bankshares.
     The following table reflects our September 30, 2007 “static” interest rate gap position:

	September 30, 2007
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$100	$—	$—	$27,176	$27,276
Trading securities	46,776	—	6,002	49,183	101,961
Loans held for sale	1,573	—	—	—	1,573
Loans	193,415	20,621	119,377	62,625	396,038
Interest-bearing deposits	200	—	—	—	200
Federal funds sold	7,688	—	—	—	7,688

Total interest earning assets	249,752	20,621	125,379	138,984	534,736

Interest-bearing liabilities:
Interest-bearing demand deposits	36,297	—	—	—	36,297
Money market deposit accounts	36,585	—	—	—	36,585
Savings accounts & IRAs	4,377	—	—	—	4,377
Time deposits, at fair value	—	69,486	41,049	—	110,535
Time deposits	28,002	42,733	23,922	9,475	104,132

Total interest-bearing deposits	105,261	112,219	64,971	9,475	291,926

FHLB advances, at fair value	—	9,940	40,300	25,212	75,452
Repos	30,348	—	—	—	30,348
Other borrowings	23,950	—	—	—	23,950
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	169,869	122,159	105,271	34,687	431,986

Period Gap	$79,883	$(101,538)	$20,108	$104,297	$102,750

Cumulative Gap	$79,883	$(21,655)	$(1,547)	$102,750	$102,750

Cumulative Gap / Total Assets	14.04%	–3.81%	–0.27%	18.06%	18.06%

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent in the base case of our modeling efforts as of September 30, 2007.
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

     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	Total	Average	Total Number of	Maximum Number of
	Number of	Price	Shares Purchased as	Shares that May Yet
	Shares	Paid	Part of Publicly	Be Purchased Under
	Purchased	per Share	Announced Plan[1]	the Plan[1]
April 1 — 30, 2007	—	—	—	300,000
May 1 — 31, 2007	92,400	$13.95	92,400	207,600
June 1 — 30, 2007	134,800	$14.10	134,800	72,800
July 1 — 31, 2007	66,600	$13.23	66,600	6,200
August expansion of buyback program	—	—	—	256,200
August 1 — 31, 2007	191,900	$10.08	191,900	64,300
September 1 — 30, 2007	40,000	$10.08	40,000	24,300
Total shares purchased July 1, 2007 — September 30, 2007	298,500		298,500

Total YTD	525,700		525,700

[1]	On May 15, 2007, Bankshares announced a common stock buyback program for the repurchase of up to 300,000 shares of its common stock. The program was authorized to continue for a period of twelve months ending May 14, 2008. On August 2, 2007, Bankshares announced that it had expanded the stock buyback program by an additional 250,000 common shares, for a total stock buyback authorization of 550,000 common shares through May 14, 2008. As of September 30, 2007, 24,300 common shares remained available for repurchase under the stock buyback program.
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
ALLIANCE BANKSHARES CORPORATION
(Registrant)

November 9, 2007	/s/ Thomas A. Young, Jr.
Date	Thomas A. Young, Jr.
President & Chief Executive Officer (principal executive officer)

November 9, 2007	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer (principal financial and accounting officer)