Form 10-K
period 2007-12-31
ALLIANCE BANKSHARES CORP
filed 2008-03-31
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Alliance Bankshares Corporation common stock held by non-affiliates as of June 29, 2007 was $63,630,992 based on the closing sale price of $13.25 per common share.
The number of shares of common stock outstanding as of March 14, 2008 was 5,106,819.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2008 Annual Meeting of Shareholders to be held in June 2008 (the “2008 Proxy Statement”) are incorporated by reference into Part III of this report.

i

PART I.
Item 1. Business
GENERAL
          Alliance Bankshares Corporation (Bankshares) is a single-bank holding company headquartered in Chantilly, Virginia. We were incorporated in Virginia in May 2002 and acquired all of the shares of Alliance Bank Corporation (Alliance Bank or the Bank) in a statutory share exchange on August 16, 2002. Our primary asset is Alliance Bank.
          Alliance Bank is a state-chartered commercial bank. Alliance Bank was incorporated in Virginia in July 1996 and opened on November 16, 1998.
          Alliance Home Funding, LLC (AHF), a wholly owned subsidiary of Alliance Bank, opened in July 2001 to pursue and execute our strategic initiative of engaging in mortgage banking. In December 2006, Bankshares decided to restructure its mortgage banking operations conducted by AHF and create a division within Alliance Bank instead. As a result, Alliance Bank Mortgage Division (ABMD) was created.
          In June 2003, Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust and a subsidiary of Bankshares, was formed for the purpose of issuing trust preferred capital securities.
          Alliance Insurance Agency, Inc. (AIA), a wholly owned subsidiary of Alliance Bank, was formed in 2005. AIA acquired Danaher Insurance Agency on November 15, 2005. In 2006, AIA formed Alliance/Battlefield Insurance Agency, LLC (Battlefield), a wholly owned subsidiary of AIA. On December 14, 2006, Battlefield acquired certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc. On April 5, 2007, AIA acquired certain assets and liabilities of the Thomas Agency, Inc., creating Fredericksburg Insurance Group (FIG) as an insurance division of AIA.
     We execute our business strategies via five distinct business lines: Commercial Banking, Retail Banking, Private Client Services, Mortgage Banking and Insurance.
COMMERCIAL BANKING
Lending Activities
     Loan Portfolio. As part of our normal business activities, we are engaged in making loans to a broad range of customers, including small businesses and middle market companies, professionals, home builders and commercial real estate developers, consumers and others in our market area. We generally define our market area as Northern Virginia and the Fredericksburg, Virginia area and the surrounding jurisdictions in the Washington, D.C. metropolitan area. The loan portfolio increased 5% during the year, rising to $398.2 million at December 31, 2007 compared to $378.7 million at December 31, 2006.
          We categorize our loans into five general classifications: Commercial Business, Commercial Real Estate, Real Estate Construction, Residential Real Estate, and Consumer Installment.
     Commercial Business Lending. Our commercial business lending category consists of general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration Section 504 loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. These loans are written for any sound business purpose including the financing of plant and business equipment, meeting general working capital needs, or supporting business expansion. Commercial loans generally are secured by business assets, carry the personal guarantees of the principals and have floating rates tied to the Wall Street Journal (WSJ) prime rate. Our customers come from a wide variety of businesses, including government contractors, professional services, building trades and retailing. Commercial business loans represented 12.7% of the loan portfolio or $50.7 million at December 31, 2007, a decrease from $52.3 million at December 31, 2006, which was 13.8% of the portfolio. This compares to 12.2% of the loan portfolio or $37.1 million at December 31, 2005. The decrease in 2007 was the result of lower borrowings on several lines of credit at year end.

     Commercial Real Estate Lending. As of December 31, 2007, commercial real estate loans were $151.0 million or 37.9% of the loan portfolio, compared to $126.0 million or 33.3% of the portfolio as of December 31, 2006. This compares to $107.2 million or 35.2% of the loan portfolio at December 31, 2005. The growth reflects the demand on the part of our customers to participate in the commercial real estate market in the greater Washington, D.C. metropolitan area. These loans are typically secured by first trusts on office, warehouse, commercial condominiums or industrial space. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) (as of December 31, 2007 approximately 58% of the commercial real estate portfolio) and loans for income producing properties held by investors.
          In the case of owner-occupied loans, Alliance Bank is usually the primary provider of financial services for the company and/or the principals of these borrowers which allows us to further monitor the quality of the ongoing cashflow available to service the loans we have made. While these loans are real estate secured, we believe that, as a portfolio, these loans are less subject to the normal real estate cycles because the underlying businesses are the borrowers and they do not compete for rental space in times of market over-supply.
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
          Loans in this category (owner occupied and investment properties) are generally amortizing over 15-25 year periods and carry adjustable rates which reset every 1 to 5 years, indexed against like-maturity treasury instruments.
     Real Estate Construction Lending. The real estate construction category of our loan portfolio generally falls into three primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual condo units, residential construction loans to builders for single family homes and townhouses for resale, and construction loans to individuals for their own primary residences or second homes. In the aggregate, this category totaled $114.3 million or 28.7% of our portfolio as of December 31, 2007, compared to $99.6 million or 26.3% of the portfolio as of December 31, 2006. This compares to $87.0 million or 28.6% of the loan portfolio at December 31, 2005.
          Commercial construction loans dropped significantly as several large projects were completed and were paid out with long term financing from Alliance Bank or other sources. In addition, a number of residential condominium projects were completed and have experienced various levels of sales. There has not been very much demand for, nor are we actively pursuing, new loans in this category to offset these payoffs. Commercial construction loans are underwritten using the same standards as the commercial real estate loans described above. Alliance Bank has generally agreed to make longer term loans (we are our own “take-out”) upon completion of construction on the same terms and conditions described in the preceding discussion on commercial real estate loans. The interest rate during the construction period is generally floating and tied to the WSJ prime rate.
          Residential construction loans and land loans to builders were down slightly year over year, with most of the reduction coming in lower land outstandings. Sales and repayments have been offset with new fundings on existing projects. There has been limited demand for new projects. In addition, our standards are requiring more equity and greater liquidity in new projects. Residential home builders who are delivering 1 to 10 single family units per year have been one of our primary customer segments. We advance money for the purchase of lots and also provide funds for construction. When practical, we limit the number of speculative units that a builder can have at any particular time. Our construction loan monitoring process includes a complete appraisal, periodic site inspections by a third party, regular interaction by the relationship managers and administrative oversight of the funds utilized in construction to ensure that construction is progressing as planned and that there are always sufficient funds available in the loan to complete the project. We also make a strong effort to ensure that ABMD has an opportunity to provide mortgages to the buyers of the homes built by our customers. In addition to evaluating the financial capacity of the borrower, we also require equity in each transaction that puts us in a range of 70-80% loan-to-value on an “as completed” basis. Substantially all the loans in this category carry a floating rate of interest tied to the WSJ prime rate.

          The portfolio of owner construction loans has seen growth in the past year as a number of individuals have taken advantage of what they perceive to be opportunities to acquire properties at lower market prices. These loans are underwritten with the expectation that Alliance Bank will either arrange third party financing or provide a portfolio mortgage product upon completion of construction.
          The overall health of the local real estate market has a direct correlation on our real estate construction loan portfolio. The slowdown the real estate market experienced in 2007 has caused developers to review projects carefully. Many projects have been delayed or cancelled in the face of current market conditions. The larger volume of residential real estate on the market has made for stiffer pricing competition for developers, which in turn, may cause a decrease in the volume of loans in this area. Many of the projects undertaken prior to 2007 with expected delivery dates of 2007 and into 2008 have been impacted. In general, we expect continued contraction in this category over the coming year as the market continues to adjust to a new reality on valuation and as inventories continue to adjust, combined with a deliberate effort on our part to reduce our land exposure.
     Residential Real Estate Lending. As of December 31, 2007, residential real estate loans were $78.5 million or 19.7% of the loan portfolio, compared to $96.5 million or 25.5% of the portfolio as of December 31, 2006. This compares to $70.0 million or 23.0% of the loan portfolio at December 31, 2005. The $78.5 million in this category consists of four distinct product offerings: open end home equity loans, which are loans secured by secondary financing on residential real estate (HELOCs); closed end amortizing second mortgages; portfolio first mortgage loans on primary or secondary residences; and first mortgage loans secured by single family residences, held as income properties by investors.
          The Bank has been an active HELOC lender since its inception. This portfolio is attractive to us because it is: relationship-based, secured and granular and earns interest at a floating rate. We have typically not competed against the “teaser rate” offerings and the “no closing costs” deals often seen in the market. We rely on our strong relationships with realtors, mortgage companies, including our mortgage banking division (ABMD), and others involved in the real estate markets to grow this business line. We underwrite each loan by considering the borrower’s capacity to service the debt, the loan-to-value ratio (currently with an 80% maximum LTV), the credit and employment history of the borrower, as well as the borrower’s overall financial condition. Substantially all of these loans are priced at or above the WSJ prime rate and float on a daily basis. While our loans generally have a revolving period of 15 years followed by a 15 year amortization (30 years total), our experience is that, similar to first mortgages, the actual expected maturity of an individual loan is much shorter. The average principal balance on a HELOC at December 31, 2007 was approximately $84 thousand.
          The HELOC portfolio was a source of losses in 2007. We had a number of customers whose personal incomes were directly impacted by the significant downturn in the residential real estate market. The loss of income combined with 10-20% losses in value and drastically extended selling periods resulted in customers unable to meet their obligations and collateral shortfalls. We cannot predict when this cycle will change but we are reviewing all loans in the portfolio to attempt to anticipate problems and make appropriate arrangements in advance of difficult situations.
          Over the past year, we have also begun to see increased demand for closed end amortizing second mortgages. These are typically refinance or purchase transactions and carry 15 to 30 year amortizations and fixed rates.
          Residential first mortgage loans carried on Alliance Bank’s books result from two distinct activities. We have a group of customers who are active in the acquisition and remodeling of existing single family residential property. These loans, secured by first deeds of trust, are generally made under annually reviewed lines of credit which outline the terms and conditions of each individual advance. Each advance generally has a maturity of less than 1 year and carries a floating rate of interest tied to the WSJ prime rate. Loan-to-value ratios are maintained at 80% or less. Our customers buy these properties in the ordinary course of their business either directly from sellers or as part of a foreclosure process. They then invest their own money along with our loan to restore the property to a fully marketable condition. These loans in many respects are similar to regular residential construction loans. This portfolio has been relatively flat year to year. The average loan size was $336 thousand as of December 31, 2007.
          Another group in this category is loans secured by first trusts on residential property to owners. In the past, our preference was to originate first trusts through AHF for sale; now this is done through our mortgage banking division, ABMD. However, there are times when business circumstances justify making a first mortgage loan in our regular portfolio.

These situations include loans to individuals (a) who for one reason or another do not find mortgage products in the market to fit their needs and who maintain substantial non-lending relationships with us that make these loans attractive to us, or (b) loans made under terms and conditions that we believe will be saleable in the near term. Our approach to these loans is reactive; that is, we consider such requests in order to be a full service financial institution but we do not actively market this product. The maximum loan-to-value ratio in these loans is 90%, with most at lower advance rates. These loans usually either have a maturity of 5 years or less and carry interest rates that adjust with treasury rates, or look more like a 30-year traditional mortgage loan.
     Consumer Installment Lending. This category constitutes the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of December 31, 2007 was $3.7 million compared to $4.4 million as of December 31, 2006.
     Credit Risk Management. Our credit management vision is based on the belief that a sound shared credit culture, the application of well-designed policies and standards, and a long term view are the ingredients that will result in superior asset quality and consistent and acceptable profitability. Superior asset quality and consistent, acceptable profitability are keys to maximizing shareholder value. We will not sacrifice asset quality to meet growth objectives, nor permit opportunities to lead to concentrations of risk that are inappropriate or which contain excessive risk. We employ a number of business processes to manage the risk in our loan portfolio. These include the loan underwriting and approval process, our exposure management process, our loan management and the independent loan review. While no set of processes or procedures can eliminate the possibility of loss, we believe that each of these processes contributes to the quality of our loan portfolio.
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
          Loans in excess of $1,000,000 are considered by our management loan committee, which consists of the senior relationship managers, the President and the Chief Credit Officer. Loans greater than our self-imposed “house limit” (equal to approximately 80% of our legal limit or less for transactions perceived to have greater risk) and loans that contain policy exceptions require approval of the Bank’s Board of Directors’ Loan Committee. In determining the actual level of required approval, all direct and indirect extensions of credit to the borrower are considered.
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
          Portfolio diversification and business strategy are key components of our process. On a monthly basis, our board reviews the total portfolio by lending type. Limits are established and reviewed as a percentage of capital for each lending type. Business strategies are considered and adjusted based on current portfolio amounts and market perceptions. A number of factors are considered which result in strategies to expand, attract, maintain, shrink or disengage. At the present time, our business plans call for shrinking our exposure to certain construction categories and land loans.
          The Recommended Concentrations further define our desire to build an appropriately diversified loan portfolio. We consider the market opportunities, the overall risk in our existing loans, and our expectations for future economic conditions and how they together may impact our portfolio. We then establish guidelines for maximum amounts in each category. Our current limits have been established with the most recent Federal Reserve Bank guidelines on commercial real estate lending in mind.
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
     Independent Loan Review. The Bank’s Board of Directors approves loan policies. Relationship managers originate loans. Committees approve loans. Administrators oversee loans. A critical aspect of credit risk management is the independent evaluation of all the processes that take a loan from origination to final repayment. We have employed the services of an independent company to assess our entire lending operation. The review is conducted at least annually. They evaluate our underwriting process to ensure that we are performing an appropriate level of due diligence. We ask them to review the quality of individual loans to ensure that we have fairly described the risks in a particular credit. They are directed to evaluate whether we are administering loans in accordance with our policies and procedures.
          The loan review team’s work includes a review of delinquency reports for status and collection activity. They evaluate the remediation plans in place on all identified problem loans. Each loan that is chosen as part of the sample has the risk rating confirmed. They evaluate the adequacy of specific reserve allocations on impaired credits and the appropriateness of the overall allowance for loan losses.
          We report the results of the independent loan review activities to the Bank’s director’s loan committee and to the Bank’s Board of Directors. We are not aware of any material differences in the evaluation of individual loans between management, the Bank’s Board of Directors and the independent company regarding specific loans, loan policies or credit administration.
     Lending Limit. At December 31, 2007, our legal lending limit for loans to one borrower was $8.2 million. As part of our risk management strategy, we maintain internal “house” limits below our legal lending limit. Our current house limit is 80% of our legal lending limit. When we receive customer requests in excess of our house or legal lending limit, we evaluate the credit risk under our normal guidelines. Approved transactions exceeding our lending limit are sold and funded by other banks. This practice allows us to serve our clients’ business needs as they arise.

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
Deposit Activities
     Deposits are the major source of our funding. We offer a broad array of deposit products that include Demand, NOW, money market and savings accounts as well as certificates of deposit. We typically pay a competitive rate on the interest bearing deposits to garner our share of the market. As a relationship-oriented bank, we seek generally to obtain deposit relationships with our loan clients. As our overall asset liability management process dictates, we may become more or less competitive in our deposit terms and interest rate structure. Additionally, we may use brokered deposits to augment Alliance Bank’s funding position (dollars and duration).
          We also plan to continue our focus on specialized customer services. We have made a special effort to obtain deposits from title and mortgage loan closing companies, which represent a substantial percentage of our non-interest bearing deposits. Through the use of proprietary software, enhanced customer service, and the most recent technology, we are able to deliver an array of services that are very attractive and affordable for title insurance agencies, many of which maintain significant account balances with us. Our business strategy includes expanding the number of customers in this market segment by continuing to provide the highest quality of customer service and the latest technology devoted to this industry. Meeting the withdrawal needs of these customers requires that we maintain greater than normal short term liquidity and/or become active users of our lines of credit.
RETAIL BANKING
          We offer traditional retail loan and deposit products for our clients via our five bank business center locations. The locations have the characteristics of a traditional retail branch, (e.g. tellers, ATM, customer service representative, (CSR) and a branch manager), and we view the retail operation as a tool to execute our core commercial and private client business strategies. We typically house commercial banking, mortgage banking, private client executives and wealth managers in the business banking centers. Our business strategy calls for strategically placed business centers in the greater Washington, D.C. metropolitan area.
PRIVATE CLIENT SERVICES
          This line of business serves high net worth individuals, entrepreneurs, professionals and small business owners. Our team of professionals includes wealth management officers who have a variety of industry licenses such as Series 7 licenses. These executives work closely to provide customized financial solutions for clients.
MORTGAGE BANKING
          We diversified our core banking revenue stream with the addition of our mortgage banking subsidiary, AHF, which opened in July 2001. In December 2006, Bankshares announced its intentions to exit the mortgage banking operations conducted by AHF. Our mortgage banking services operate today as a smaller division of Alliance Bank or ABMD.
          Through ABMD or AHF, we originated conforming and non-conforming home mortgages in the greater Washington, D.C. metropolitan area. As part of our overall risk management strategy, loans were sold on a correspondent basis to major national mortgage banking or financial institutions, and servicing rights are sold with the loans.
          Loan sale gains were $1.1 million in 2007, compared to $4.1 million in 2006 and $3.0 million in 2005. ABMD originated $56.3 million in loans in 2007 compared to AHF originating $199.6 million in mortgage loans in 2006 and $174.3 million in 2005.

INSURANCE
          On November 15, 2005, Alliance Bank acquired Danaher Insurance Agency, which we renamed Alliance Insurance Agency, Inc. (AIA). This full line insurance agency offers property and casualty insurance to small businesses and home, life and auto insurance, along with a broad array of employee benefits.
          We expanded on our insurance agency line of business in December 2006 and again in April 2007 through the purchase of certain assets and liabilities of Battlefield Insurance Agency, Inc., Northern Virginia Insurance Agency, Inc. and the Thomas Agency, Inc. We operate these business activities as Alliance/Battlefield Insurance Agency, LLC, which is a wholly owned subsidiary of AIA, and Fredericksburg Insurance Group, which is a division of AIA.
          For the year ended December 31, 2007 commission revenues were $3.3 million, compared to $1.6 million for the year ended December 31, 2006.
          We believe the insurance product line is a natural adjunct to our core business operations. Additionally, this diversified revenue stream reduces the cyclical impact of other Bankshares revenue streams.
EMPLOYEES
          As of December 31, 2007 we had 103 full-time and 2 part-time employees. None of our employees are covered by any collective bargaining agreements, and relations with our employees are considered good.
LOCATION AND MARKET AREA
          Our primary market is the greater Washington, D.C. metropolitan area, which includes the Northern Virginia counties of Fairfax, Prince William, Arlington, Fauquier, and Loudoun; the Northern Virginia cities of Alexandria, Manassas, Manassas Park, Fairfax, Falls Church and Fredericksburg; the Maryland counties of Montgomery, Frederick, and Prince George’s; and the District of Columbia. We are located in Fairfax, Virginia, a key area within the Northern Virginia market. Our branches are in Fairfax County, Arlington County, and Prince William County. Our main banking office is located in the Fair Lakes area of Fairfax. We have additional offices in the City of Manassas Park, Reston, Ballston, Tysons Corner and Fredericksburg. Our mortgage banking division and insurance agencies both serve a broad market in the greater Washington, D.C. metropolitan area. In 2006, AHF had mortgage origination offices located in Fairfax, Manassas and Reston; our mortgage banking division, ABMD, operates out of our Chantilly headquarters location. Our insurance agencies are located in Annandale, Manassas and Fredericksburg. In addition to the offices for the Bank, mortgage banking and insurance, we also lease administrative space in Chantilly, Virginia. The Chantilly location serves as our corporate headquarters.
          According to a variety of studies by The Center for Regional Analysis, an affiliate of George Mason University that conducts research and analytical studies on economic, fiscal and demographic issues related to the metropolitan Washington, D.C. area, the region has a diverse private sector economy, with strong technology, international, business and tourism sectors, making it an ideal location for firms looking to gain national and global exposure. The lower than average unemployment rate (3.0% as of November 2007), coupled with strong federal spending has led to job creation even in the difficult economy. The studies point to a weaker housing sector, with longer days on market, higher foreclosure rates, higher levels of new home contract kickouts and declines in the average home sales prices The January 2008 study concludes that the greater Washington area is a resilient economy even in light of the negative impacts of the housing market. In addition, according to a summary of deposits compiled by the FDIC reflecting June 30, 2007 information, total deposits in the metropolitan Washington, D.C. MSA were approximately $155.1 billion, up $10.3 billion from the June 30, 2006 level reported in the 2006 summary of deposits report.
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

          Although Bankshares could qualify to be a financial company, Bankshares does not currently contemplate seeking to become a financial holding company until it identifies significant specific benefits from doing so. The cumulative effect of the GLB Act and other recent bank legislation has caused us to strengthen our staff to handle the procedures required by this additional regulation. The increased staff and operational costs have impacted our profitability.
Capital Requirements
          The Federal Reserve Board and the Federal Deposit Insurance Corporation (the FDIC) have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, Bankshares and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4%. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. At December 31, 2007, the total capital to risk-weighted asset ratio of Bankshares was 12.9% and the ratio of the Bank was 12.7%. At December 31, 2007, the Tier 1 capital to risk-weighted asset ratio was 11.7% for Bankshares and 11.5% for the Bank.
          In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4% for banks and bank holding companies. At December 31, 2007, the Tier l leverage ratio was 9.0% for Bankshares and 8.9% for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
Prompt Corrective Action
          The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” under the risk-based and leverage capital guidelines discussed above. These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2007, Bankshares was considered “well capitalized.”
Payment of Dividends
          As a bank holding company, we are a separate legal entity from Alliance Bank, AHF, ABMD and AIA. Virtually all of our income results from dividends paid to us by Alliance Bank. Alliance Bank is subject to laws and regulations that limit the amount of dividends that it can pay. The amount of dividends that may be paid by Alliance Bank depends upon Alliance Bank’s earnings and capital position and is limited by federal and state law, regulations and policies. As a bank that is a member of the Federal Reserve System, Alliance Bank must obtain prior written approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years. In addition, Alliance Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, Alliance Bank is not permitted to add the balance of its allowance for loan losses account to its undivided profits then on hand. It may, however, net the sum of its bad debts as so defined against the balance of its allowance for loan losses account and deduct from undivided profits only bad debts so defined in excess of that account. In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings.

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
Insurance of Accounts, Assessments and Regulation by the FDIC
     Alliance Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. FDIRA also provided for the possibility that the FDIC may pay dividends to insured institutions if the DIF reserve ratio equals or exceeds 1.35% of estimated insured deposits.
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
Monetary and Fiscal Policy Effects on Interest Rates
     Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by Alliance Bank on its deposits and its other borrowings and the interest received by it on loans extended to its customers and securities held in its trading or investment portfolios constitute the major portion of Alliance Bank’s earnings. Thus, our earnings and growth are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on Alliance Bank cannot be predicted.

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
Community Reinvestment Act
          The CRA encourages each insured depository institution covered by the act to help meet the credit needs of the communities in which it operates. The CRA requires that each federal financial supervisory agency assess the record of each covered depository institution helping to meet the credit needs of its entire community, including low-and-moderate income neighborhoods, consistent with safe and sound operations; an agency will take that record into account when deciding whether to approve an institution’s application for a deposit facility.
          Alliance Bank has received a satisfactory CRA rating from the Federal Reserve Bank of Richmond. An institution classified in this group has a satisfactory record of ascertaining and helping to meet the credit needs of its entire delineated community, including low- and moderate-income neighborhoods, in a manner consistent with its resources and capabilities.
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
USA Patriot Act of 2001
          In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks which occurred on September 11, 2001. The Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The cumulative effect of the Patriot Act requirements and requirements of other recent legislation affecting us has caused us to expand our staff to handle the procedures imposed by this legislation. The increased staff costs will impact our profitability.
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
INTERNET ACCESS TO CORPORATE DOCUMENTS
          Information about Bankshares can be found on Alliance Bank’s website at www.alliancebankva.com. Under “Documents/SEC Filings” in the Investor Relations section of the website, Bankshares posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. All such filings are available free of charge.
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

Because of this industry concentration in our deposits, we are exposed to liquidity and concentration risks attendant to changes in real estate markets, which could adversely impact our overall performance. In 2007 we saw a larger decline in the title company deposits than in the past years and also observed changes in monthly and seasonal patterns.
          Our focus on commercial and real estate loans may increase the risk of credit losses, which would negatively affect our financial results. We offer a variety of loans including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in the greater Washington, D.C. metropolitan area. A continued downturn in this real estate market, such as further deterioration in the value of this collateral, or in the local or national economy, could adversely affect our customers’ ability to pay these loans, which in turn could adversely affect us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.
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
          Our credit risk management approach or processes can impact our results. We have a disciplined approach to credit allocation. In the event our risk processes indicate a business strategy towards or away from a certain loan type we may create a concentration of credit which could be positively or negatively impacted by economic factors. Our credit risk management approach is dependent on our personnel accurately and adequately identifying current and inherent risks in loan transactions and loan products. Although we believe our credit risk management approach is appropriate, the failure to accurately identify risks in loan transactions could negatively affect our financial condition and performance.
          If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected. We maintain an allowance for loan losses that we believe is adequate to absorb any potential losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these future losses may exceed our current estimates. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or provide assurance that our allowance will be adequate in the future. Excessive loan losses could have a material adverse impact on our financial performance.
          Federal and state regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our financial condition and results of operations.
          Our adoption of Fair Value Option (FVO) accounting may not achieve desired results. In 2007, we adopted the provisions of SFAS 159 and account for certain assets and liabilities on a fair value basis. Our objective in adopting the accounting standard was to provide the reader of the financial statements a more realistic view of our balance sheet and the market values of investments and wholesale liabilities. If our matching of assets and liabilities is not precisely achieved for business or economic reasons more income statement volatility may occur.
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

          The success of our future recruiting efforts will impact our ability to grow. The implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking and insurance professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them. In addition, we are deploying resources to attract additional relationship officers, mortgage loan originators, and insurance agents, but cannot guarantee that this investment of money and management time will be successful. The success of our recruiting efforts may impact our ability to grow and future profitability.
          Our profitability depends on interest rates, and changes in monetary policy may adversely impact us. Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our net interest margin depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. An increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our non-performing assets or a decrease in loan originations, either of which could have a negative effect on our results of operations. In addition, periods of rising interest rates could have an adverse effect on home sales, mortgage refinancings and deposit costs. We try to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Fluctuations in market rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.
          Our future success is dependent on our ability to compete effectively in the highly competitive banking industry. The Northern Virginia and the greater Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is therefore a highly competitive banking and mortgage banking market. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment. We compete for loans, deposits, and investment dollars with numerous large, regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, and private lenders. Many competitors offer products and services we do not offer and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered banks, national banks and federal savings institutions. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.
          Failure to maintain an effective system of internal control over financial reporting may not allow us to be able to accurately report our financial results or prevent fraud. The requirements of Section 404 of the Sarbanes-Oxley Act and SEC rules and regulations require an annual management report on our internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting, including safeguarding of assets as of December 31, 2007 and believes that, as of December 31, 2007, we maintained effective internal control over financial reporting, including safeguarding of assets. If we fail to maintain an effective system of internal control over financial reporting we may not be able to report our financial results with the desired degree of accuracy or to prevent fraud.

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
          The following table highlights our facilities:

Address	Type of Facility	Base Lease Expiration(1)
14200 Park Meadow Drive Chantilly, Virginia	Corporate Headquarters	July 2016

12735 Shops Lane Fairfax, Virginia	Main banking office, Full service branch, ATM	November 2008

11730 Plaza America Drive Reston, Virginia	Full service branch, ATM	August 2012

4501 North Fairfax Drive Arlington, Virginia	Full service branch, ATM	June 2013

8221 Old Courthouse Road Vienna, Virginia	Full service branch, ATM	October 2008

9150 Manassas Drive Manassas Park, Virginia	Full service branch, ATM	August 2004 (2)

607 William Street Fredericksburg, Virginia	Loan production office	November 2011

7023 Little River Turnpike Annandale, Virginia	Full service branch, ATM Expected occupancy spring 2008	April 2018

2525 Cowan Boulevard Fredericksburg, Virginia	Full service branch, ATM Expected occupancy 2008, Subject to construction and regulatory approval	May 2018

Cosner’s Corner Fredericksburg, Virginia	Full service branch, ATM Expected occupancy 2008, Subject to construction and regulatory approval	April 2018

4200 Evergreen Lane Annandale, Virginia	Insurance agency headquarters Insurance agency office	November 2008

10611 Balls Ford Road Manassas, Virginia	Insurance agency office	November 2013

9020 Mathis Avenue Manassas, Virginia	Insurance agency office	November 2008

125 Olde Greenwich Drive Fredericksburg, Virginia	Insurance agency office	April 2010

9200 Church Street Manassas, Virginia	Former mortgage banking office Subleased for remaining term	August 2009

9990 Lee Highway Fairfax, Virginia	Former mortgage banking headquarters Former mortgage banking office	March 2010 (3)

1840 Michael Faraday Drive Reston, Virginia	Former mortgage banking office Subleased for remaining term	December 2008

(1)	Office leases have one or more renewal options that may be exercised at our discretion subject to terms and conditions outlined in each specific lease. Note 15 of the Notes to Consolidated Financial Statements details the future minimum rental commitments.

(2)	Initial lease has expired; operating on month-to-month basis.

(3)	Lease assigned as of March 2008.

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
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our common stock is listed for quotation on the NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) on the NASDAQ Stock Market System under the symbol ABVA. As of March 14, 2008, we had 5,106,819 shares of common stock issued and outstanding, held by approximately 364 shareholders of record and the closing price of our common stock was $5.59.
          The high and low sales prices per share for our common stock for each quarter for the two years ended December 31, 2007, as reported by the NASDAQ Stock Market, are shown in the table below. During these periods, we did not issue any cash dividends.

	2007		2006*
Quarter	High	Low	High	Low
First	$16.79	$14.41	$16.57	$13.91
Second	15.94	12.70	16.94	16.04
Third	13.49	9.27	17.11	15.48
Fourth	10.34	6.25	17.40	15.34

*	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

Dividend Policy
          We have elected to retain all earnings to support current and future growth. From time to time, we will consider a stock split in the form of a stock dividend in lieu of paying cash dividends. Our most recent stock split in the form of a 15% stock dividend was distributed to shareholders on June 30, 2006.
          Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends, refer to Item 1, “Business” under the heading “Payment of Dividends” and Note 22 of the Notes to Consolidated Financial Statements. It is our current policy to retain cash earnings to support future organizational growth. However, on May 25, 2006 the Board of Directors of Bankshares declared a three-for-twenty stock split in the form of a 15% stock dividend. Each shareholder received three additional shares for every twenty shares of stock held on the record date. The stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006.
Issuer Purchases of Equity Securities for the Quarter ended December 31, 2007

		Average	Total Number	Maximum Number
	Total	Price	of Shares	of Shares that
	Number	Paid	Purchased as	May Yet Be
	of Shares	Per	Part of Publicly	Purchased Under
	Purchased	Share	Announced Program(1)	the Program(1)
October 1-31, 2007	20,000	$10.23	545,700	9,300
November 1-30, 2007	9,300	$8.52	555,000	—
December 1-31, 2007	—	—	—	—
Total	555,000	$12.06	555,000

(1)	On May 15, 2007, Bankshares announced a common stock buyback program for the repurchase of up to 300,000 shares of its common stock during the twelve months ending May 14, 2008. In August 2007, Bankshares announced that it had expanded the stock repurchase program by an additional 250,000 common shares, for a total stock repurchase authorization of up to 550,000 common shares and in December 2007 announced that it had further increased the program by 5,000 common shares to up to a maximum of 555,000 common shares. Through December 31, 2007, all 555,000 shares had been repurchased under this authorization.

Item 6. Selected Financial Data

	Selected Financial Information
	Year Ended December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$38,352		$39,575		$28,929		$19,151		$14,617
Interest expense	20,880		18,522		10,501		6,852		5,407

Net interest income	17,472		21,053		18,428		12,299		9,210
Provision for loan losses	5,824		1,020		1,142		886		396
Non-interest income	2,205		6,027		3,514		6,181		8,774
Non-interest expense	18,360		19,422		15,048		13,963		12,102
Income taxes (benefit)	(1,663)		2,159		1,694		864		1,497

Net income (loss)	$(2,844)		$4,479		$4,058		$2,767		$3,989

Per Share Data and Shares Outstanding Data: (1)
Basic net income (loss)	$(0.53)		$0.81		$0.74		$0.53		$1.08
Fully diluted net income (loss)	(0.53)		0.76		0.69		0.49		0.99
Cash dividends declared	—		—		—		—		—
Book value at period end	8.96		9.84		8.79		8.46		5.19
Shares outstanding, period end	5,106,819		5,551,477		5,532,708		5,512,351		3,727,715
Average shares outstanding, basic	5,356,187		5,536,771		5,518,743		5,228,035		3,689,394
Average shares outstanding, diluted	5,356,187		5,922,475		5,866,785		5,604,043		4,030,024

Balance Sheet Data:
Total assets	$541,262		$644,371		$611,485		$479,720		$357,048
Total loans, net of unearned discount	398,224		378,676		304,228		209,204		118,762
Allowance for loan loss	6,411		4,377		3,422		2,300		1,444
Total investment securities	26,128		200,819		228,791		209,141		175,099
Total trading securities	84,950		—		—		—		—
Total deposits	365,264		471,333		461,178		355,691		276,739
Stockholders’ equity	45,733		54,637		48,611		46,622		19,355

Performance Ratios:
Return on average assets	NM		0.72%		0.71%		0.63%		1.16%
Return on average equity	NM		8.75%		8.59%		6.87%		21.00%
Net interest margin (2)	3.22%		3.64%		3.51%		3.10%		3.07%

Asset Quality Ratios: (3)
Allowance to period-end loans	1.61%		1.16%		1.12%		1.10%		1.22%
Allowance to non-performing loans	0.26	X	5.34	X	1.87	X	1.77	X	3.58	X
Non-performing assets to total assets	4.48%		0.13%		0.30%		0.27%		0.13%
Net charge-offs to average loans	0.95%		0.02%		0.01%		0.02%		0.01%

Capital Ratios:
Tier 1 risk-based capital	11.7%		14.0%		16.1%		21.5%		15.0%
Total risk-based capital	12.9%		15.0%		17.0%		22.3%		18.4%
Leverage capital ratio	9.0%		9.7%		10.0%		11.6%		7.0%
Total equity to total assets	8.5%		8.5%		7.9%		9.7%		5.4%

(1)	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-two stock split in the form of a stock dividend paid on September 29, 2003 and the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

(2)	Net interest income divided by total average earning assets.

(3)	Non-performing assets consist of nonaccrual loans, restructured loans and foreclosed properties.

          Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
          The following discussion is intended to assist in understanding and evaluating the financial condition and results of operations of Alliance Bankshares (Bankshares), Alliance Bank (Bank), Alliance Home Funding (AHF), Alliance Bank Mortgage Division (ABMD)and Alliance Insurance Agency (AIA), on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.
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
FORWARD-LOOKING STATEMENTS
          Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believes,” “expects,” “plans,” “may,” “will,” “should,” “projects,” “contemplates,” “ anticipates,” “forecasts,” “intends” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Effects of implementation of certain balance sheet strategies;

•	Timing of expected implementation of certain balance sheet strategies;

•	Anticipated growth of our insurance company;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. metropolitan region;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	Sustained weakness in the local housing market;

•	Additional negative changes in the national and local home mortgage market;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our use of technology or the use of technology by key competitors;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards;

•	Changes in regulatory requirements and/or restrictive banking legislation; and

•	Other factors described from time to time in our SEC filings.
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

2007 Performance Highlights
•	Assets were $541.3 million at December 31, 2007, a decrease of $103.1 million or 16.0%, from December 31, 2006.

•	Total loans, net of unearned discount were $398.2 million at December 31, 2007, an increase of $19.5 million, or 5.1% over the December 31, 2006 level of $378.7 million.

•	In 2007, we adopted the FVO accounting method for our trading securities. The trading securities amounted to $85.0 million as of December 31, 2007. In addition, we adopted FVO accounting for brokered certificates of deposits and long-term FHLB advances. As of December 31, 2007, we had $110.7 million and $76.6 million respectively accounted for on a FVO basis.

•	Our investment portfolio was $26.1 million at December 31, 2007. This compares to $200.7 million of investments which were accounted for under available for sale accounting in 2006.

•	Deposits were $365.3 million at December 31, 2007, a decrease of $106.0 million, or 22.5% from December 31, 2006.

•	Demand deposits were $66.2 million at December 31, 2007, or 18.1% of the total deposit portfolio. This is substantially below the December 31, 2006 level of $158.7 million or 33.7% of the total deposit portfolio. We believe the bulk of the decrease is related to economic conditions as we have expanded our client base during this challenging period.
•	The net loss was $2.8 million at December 31, 2007, compared to net income of $4.5 million in 2006. The 2007 results include a provision for loan losses of $5.8 million and fair value accounting adjustments of $2.7 million.

•	AIA commission revenue income was $3.3 million in 2007 compared to $1.6 million in 2006. The increase is related to the expanded business unit that now includes Battlefield and FIG.
Executive Overview
Balance Sheet
          December 31, 2007 compared to December 31, 2006. Total assets were $541.3 million as of December 31, 2007, a decrease of $103.1 million over the December 31, 2006 level of $644.4 million.
          As of year end 2007, total loans were $398.2 million, loans held for sale were $1.9 million, trading securities were $85.0 million and investments were $26.1 million. The balance of the earning assets was overnight federal funds sold of $1.3 million. These earning assets amounted to $512.5 million or 94.7% of total assets at year end 2007, as compared to $609.7 million or 94.6% of total assets as of year end 2006.
          The allowance for loan losses was $6.4 million or 1.61% of loans outstanding as of December 31, 2006. This compares to $4.4 million or 1.16% of loans outstanding as of December 31, 2006. (The ratios exclude loans held for sale.) Non-performing assets totaled $24.3 million as of December 31, 2007, compared to non-performing assets of $819 thousand as of December 31, 2006. Impaired loans or those loans requiring a specific allocation within the allowance for loan losses amounted to $18.7 million as of December 31, 2007 compared to $343 thousand as of December 31, 2006. The specific allocation of the allowance for loan losses was $2.2 million as of December 31, 2007 and $126 thousand as of December 31, 2006.
          Total deposits amounted to $365.3 million as of December 31, 2007, a decrease of $106.0 million from the December 31, 2006 level of $471.3 million. The decline in deposits is directly related to the soft real estate market experienced in 2007. Many title companies and qualified 1031 intermediaries experienced a significant decline in their respective business activities. Total demand deposits were $66.2 million as of December 31, 2007 compared to $158.7 million as of year end 2006. Demand deposits represent 18.1% of total deposits as of December 31, 2007, compared to 33.7% as of December 31, 2006.
          We use customer repurchase agreements (repos) and wholesale funding from the Federal Home Loan Bank of Atlanta (FHLB) to support the asset growth of the organization. As of December 31, 2007, there were $24.3 million of customer repos outstanding or $19.0 million less than were outstanding at the end of 2006. As of December 31, 2007, the organization had $76.6 million in FHLB long term advances outstanding, compared to $50.0 million as of December 31, 2006. The longer term FHLB advances are used as part of our overall balance sheet management strategy, which focuses on lengthening liabilities when feasible.
          In June 2003, we issued $10 million in Trust Preferred Securities through a statutory business trust. As of December 31, 2006 and December 31, 2005, the full $10 million was considered Tier 1 regulatory capital.
          Total stockholders’ equity was $45.7 million as of December 31, 2007 and $54.6 million as of December 31, 2006. The change from the 2006 level is primarily related to two factors: a net loss of $2.8 million and $6.7 million of common stock buybacks. Book value per share decreased to $8.96 as of December 31, 2007 from $9.84 as of December 31, 2006.
          December 31, 2006 compared to December 31, 2005. Total assets were $644.4 million as of December 31, 2006, an increase of $32.9 million over the December 31, 2005 level of $611.5 million. The loan portfolio, net of discounts and fees, was $378.7 million at December 31, 2006, $74.4 million greater than the December 31, 2005 level of $304.2 million. Investment securities available for sale amounted to $200.7 million at December 31, 2006, a $28.0 million decrease over the December 31, 2005 level of $228.7 million. At December 31, 2006, the deposit portfolio was $471.3 million, a $10.1 million increase over the December 31, 2005 level of $461.2 million. Total stockholders’ equity amounted to $54.6 million at December 31, 2006, an increase of $6.0 million over the $48.6 million level at December 31, 2005. Book value per share increased from $8.79 in 2005 to $9.84 as of December 31, 2006.

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
          The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) SFAS No. 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
          The general allowance is determined by aggregating un-criticized loans (non-classified loans and loans identified for impairment testing for which no impairment was identified) by loan type based on common purpose, collateral, repayment source or other credit characteristics. We then apply allowance factors which in the judgment of management represent the expected losses over the life of the loans. In determining those factors, we consider the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) the experience and depth of the borrowers’ management, (6) national and local economic trends, (7) concentrations of credit by individual credit size and by class of loans, (8) quality of loan review system and (9) the effect of external factors (e.g., competition and regulatory requirements). This is the largest component of the overall allowance.
Goodwill
          Bankshares adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Based on the results of these tests, Bankshares concluded that there was no impairment, and no write-downs were recorded. Additionally, under SFAS No. 142, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life. The costs of other intangible assets, based on independent valuation and or internal valuations, are being amortized over their estimated lives not to exceed fifteen years.
Share-Based Compensation
          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25).

Bankshares adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
Results of Operations
          2007 compared to 2006. For the year ended December 31, 2007, net loss amounted to ($2.8) million, compared to net income of $4.5 million for 2006. Earnings (loss) per common share, basic were ($.53) in 2007 and $.81 in 2006. Earnings (loss) per common share, diluted were ($.53) in 2007 and $.76 in 2006. Return on average equity was (5.39)% in 2007 compared to 8.75% in 2006. Return on average assets was (.49)% in 2007 compared to .72% in 2006. The net interest margin was 3.22% in 2007 which compares to 3.64% in 2006.
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
Interest Income and Expense
          Net interest income (on a fully taxable equivalent basis) was $17.8 million in 2007 or $3.5 million lower than the 2006 level of $21.3 million. This 16.4% decrease is primarily attributable to the substantial increase the cost of interest-bearing liabilities.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Year Ended December 31,
	2007			2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:

Interest earning assets:

Loans (2)	$396,983	$30,736	7.74%	$366,074	$29,459	8.05%	$268,633	$18,149	6.76%

Trading securities	122,559	6,101	4.98%	—	—	—	—	—	—

Investment securities	27,797	1,631	5.87%	207,608	9,836	4.74%	227,579	9,991	4.39%

Federal funds sold	4,085	189	4.63%	10,188	503	4.94%	40,627	1,213	2.99%

Total interest earning assets	551,424	38,657	7.01%	583,870	39,798	6.82%	536,839	29,353	5.47%

Non-interest earning assets:
Cash and due from banks	16,014			23,809			27,107
Premises and equipment	2,306			2,639			2,176
Other assets	15,913			13,679			8,019
Less: allowance for loan losses	(4,710)			(3,992)			(2,824)

Total non-interest earning assets	29,523			36,135			34,478

Total Assets	$580,947			$620,005			$571,317

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$32,559	$693	2.13%	$38,330	$617	1.61%	$39,755	$488	1.23%
Money market deposit accounts	28,259	1,160	4.10%	22,898	688	3.00%	29,916	554	1.85%
Savings accounts	4,218	56	1.33%	4,217	67	1.59%	3,926	53	1.35%
Time deposits ($106,238 at fair value)	208,431	10,398	4.99%	201,030	9,049	4.50%	184,591	5,913	3.20%

Total interest-bearing deposits	273,467	12,307	4.50%	266,475	10,421	3.91%	258,188	7,008	2.71%
FHLB advances, at fair value	72,524	3,179	4.38%	39,463	1,590	4.03%	21,068	682	3.24%
Other borrowings	97,599	5,394	5.53%	123,984	6,511	5.25%	81,789	2,812	3.44%

Total interest-bearing liabilities	443,590	20,880	4.71%	429,922	18,522	4.31%	361,045	10,502	2.91%

Non-interest bearing liabilities:
Demand deposits	82,785			132,972			158,944
Other liabilities	1,849			5,932			4,104

Total Liabilities	528,224			568,826			524,093
Stockholders’ Equity	52,723			51,179			47,224

Total Liabilities and Stockholders’ Equity:	$580,947			$620,005			$571,317

Interest Spread (3)			2.30%			2.51%			2.56%

Net Interest Margin (4)		$17,777	3.22%		$21,276	3.64%		$18,851	3.51%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had nonaccruing loans of $17.1 million, $476 and $204 thousand in 2007, 2006 and 2005 respectively.

(3)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(4)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Our net interest margin was 3.22% for the year ended December 31, 2007, compared to 3.64% for 2006. The net interest income earned, on a fully taxable equivalent basis, was $17.8 million in 2007 compared to $21.3 million in 2006, a decrease of 16.4%.
     Average loan balances were $397.0 million for the year ended December 31, 2007, compared to $366.1 million for 2006. This is an increase of $30.9 million, or 8.4%. The related interest income from loans was $30.7 million in 2007, an increase of $1.2 million over the 2006 level of $29.5 million. The average yield on loans decreased to 7.74% in 2007, a decrease of 31 basis points compared to the same period in 2006. The lower yield on loans for 2007 includes $705 thousand of reversed nonaccrual interest and the impacts of various prime and treasury rate changes.
     Trading securities interest income for the year ended December 31, 2007 was $6.1 million. The average yield on trading securities was 4.98%. Trading securities averaged $122.6 million for the year ended December 31, 2007.
     Investment securities averaged $27.8 million for the year ended December 31, 2007 compared to $207.6 million for the year ended December 31, 2006. Investment securities income was $1.6 million on a fully taxable equivalent basis for the year ended December 31, 2007 and $9.8 million for the year ended December 31, 2006. The average tax equivalent yields on investment securities for the year ended December 31, 2007 and 2006 were 5.87% and 4.74%, respectively.
     Excess liquidity results in federal funds sold. For the year ended December 31, 2007, federal funds sold contributed $189 thousand of interest income, compared to $503 thousand for the same period in 2006.
     Average interest-bearing liabilities (deposits and purchased funds) grew to $443.6 million in 2007, which was $13.7 million greater than the 2006 level of $429.9 million. Interest expense for all interest-bearing liabilities amounted to $20.9 million for the year ended December 31, 2007, a $2.4 million increase over the 2006 level of $18.5 million. The average cost of interest-bearing liabilities for the year ended December 31, 2007 was 4.71%, or 40 basis points higher than the 2006 level of 4.31%. Average time deposits were $208.4 million, up $7.4 million over the 2006 level. Average other borrowings were $97.6 million as of December 31, 2007, a decrease of $26.4 million from the 2006 level. Average FHLB advances were $72.5 million in 2007 or $33 million greater than the 2006 average of $39.5 million.
     Non-interest bearing demand deposit balances averaged $82.8 million as of the year ended December 31, 2007, or $50.2 million less than the year ended December 31, 2006. The local real estate economy remains soft and as a result, title company and real estate closing company balances remained below the traditional levels experienced in the past.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis

	Years Ended December 31,			Years Ended December 31,
	2007 compared to 2006			2006 compared to 2005
	Change Due To:			Change Due To:
	Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest Earning Assets:
Investment securities	$(8,205)	$(11,321)	$3,116	$(155)	$(1,694)	$1,539
Trading securities	6,101	10,746	(4,645)	—	—	—
Loans	1,277	2,348	(1,071)	11,310	7,411	3,899
Federal funds sold	(314)	(284)	(30)	(710)	(5,481)	4,771

Total increase (decrease) in interest income	(1,141)	1,489	(2,630)	10,445	236	10,209

Interest-Bearing Liabilities:
Interest-bearing deposits	1,886	459	1,427	3,413	470	2,943
Purchased funds	472	(51)	523	4,607	2,541	2,066

Total increase in interest expense	2,358	408	1,950	8,020	3,011	5,009

Increase (decrease) in net interest income	$(3,499)	$1,081	$(4,580)	$2,425	$(2,775)	$5,200

     Our 2007 net interest income decreased by $3.5 million from the 2006 level of $21.3 million. The net interest income was adversely impacted by the lower earnings rates associated with earning assets and the significant increase in interest expense.
Non-Performing Assets
     Performing Loans with a Specific Allowance Allocation. As of December 31, 2007, impaired loans amounted to $2.9 million, compared to an impaired loan balance of $343 thousand as of December 31, 2006. The majority of the $2.9 million is made up of two loans, one for $1.6 million which is a series of equipment loans and a line of credit to a single borrower involved in real estate development activities, and one for $1.3 million which is secured by a completed available for sale single family residence in Northern Virginia.
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
     On December 31, 2007, Alliance Bank had $17.1 million in loans that were on nonaccrual compared to two loans that were on nonaccrual status totaling $476 thousand at December 31, 2006. The increase relates substantially to four borrowing relationships with one of those representing five projects.

The largest relationship includes project loans totaling $8.0 million as of December 31, 2007 which consists of two single family residential construction loans and three real estate (land) loans. The two homes have pending sales contracts of $3.9 million which are expected to close in 2008. The remainder of the balance of nonaccrual loans as of December 31, 2007 relates to $3.4 million which is secured by residential building lots in Central Virginia, $2.1 million which is secured by residential building lots in Northern Virginia, $2.0 million which is secured by a completed available for sale single family residence in Northern Virginia, and $1.7 million in consumer HELOCs to seven different borrowers.
     Other Real Estate Owned (OREO). As of December 31, 2007, we had $4.3 million classified as OREO on the balance sheet. The majority of this balance relates to $2.3 million which is farmland/development acreage in the Winchester, Virginia area. The remainder consists of $585 thousand which is a two unit office condominium in Richmond, Virginia, $500 thousand which is a residential building lot in Northern Virginia, $380 thousand which is a single family residence under construction, $296 thousand which is an office condominium in Northern Virginia, $167 thousand which is single family residence in Central Virginia and $125 thousand which is a residential building lot in a recreational development in Central Virginia.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Credit Quality Information
Nonperforming assets:
Impaired loans (performing loans with a specific allowance)	$2,928	$343	$1,627	$1,300	$363
Non-accrual loans	17,082	476	203	—	20
OREO	4,277	—	—	—	—

Total nonperforming assets & past due loans	$24,287	$819	$1,830	$1,300	$383

Specific reserves associated with impaired loans	$2,163	$126	$115	$161	$146

     Total Non-Performing Assets. As of December 31, 2007, we had $24.3 million classified as non-performing assets on the balance sheet. The balance as of December 31, 2006 was $819 thousand.
     Specific Reserves. As of December 31, 2007, we had $2.2 million in specific reserves for non-performing assets. As of December 31, 2006 we had $126 thousand set aside for specific reserves.
Allowance for Loan Losses and Asset Quality
     The allowance for loan losses was $6.4 million at December 31, 2007, or 1.61% of loans outstanding, compared to $4.4 million or 1.16% of loans outstanding, at December 31, 2006.
(These ratios exclude loans held for sale.) We have allocated $2.2 million and $126 thousand, respectively, of our allowance for loan losses at December 31, 2007 and December 31, 2006 for specific non-performing loans. In 2007, we had net charge-offs of $3.8 million compared to $65 thousand in 2006 and $20 thousand in 2005. As of December 31, 2007, there were no loans past due 90 days and still accruing interest.
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

     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Analysis of the
	Allowance for Loan Losses
	Year Ended December 31,
	2007		2006		2005		2004	2003
	(Dollars in thousands)
Balance, beginning of period	$4,377		$3,422		$2,300		$1,444	$1,066

Provision for loan losses	5,824		1,020		1,142		886	396

Chargeoffs:
Commerical	1,054		55		—		—	44
Real estate	2,747		—		—		—	—
Consumer	46		16		25		40	—

Total charge-offs	3,847		71		25		40	44
Recoveries:
Commerical	4		—		—		—	23
Real estate	48		—		—		—	—
Consumer	5		6		5		10	3

Total recoveries	57		6		5		10	26

Net charge-offs	3,790		65		20		30	18

Balance, end of period	$6,411		$4,377		$3,422		$2,300	$1,444

Allowance for loan losses to total loans	1.61%		1.16%		1.12%		1.10%	1.22%
Allowance for loan losses to nonaccrual loans	0.4	X	9.2	X	16.8	X	NM	72.2	X
Non-performing assets to allowance for loan losses	378.43%		18.71%		53.48%		56.40%	27.90%
Net-chargeoffs to average loans	0.95%		0.01%		0.01%		0.02%	0.01%
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

	Allocation of the Allowance for Loan Losses

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Commercial business	$603	$617	$529	$437	$434
Commercial real estate	1,533	1,244	1,317	901	409
Real estate construction	1,737	1,196	1,155	383	127
Residential real estate	2,494	1,271	349	403	383
Consumer	31	38	26	40	24
Other	13	11	46	136	67

Total loans	$6,411	$4,377	$3,422	$2,300	$1,444

Loans
     We grant commercial business, commercial real estate, real estate construction, residential real estate and consumer loans in the normal course of business. The loan portfolio net of discounts and fees was $398.2 million as of December 31, 2007 or $19.5 million greater than the December 31, 2006 level of $378.7 million. The loan portfolio contains $343.8 million, or 86.3% in real estate related loans as of December 31, 2007. The real estate loans include home equity loans, owner-occupied commercial real estate and construction loans. Approximately $50.7 million or 12.7% of the loan portfolio at December 31, 2007 is represented by commercial business loans. These loans are generally secured and include adequate cashflows to support repayment of the loans.
     The following table summarizes the composition of the loan portfolio by dollar amount:

	Loan Portfolio
	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Commercial business	$50,736	$52,280	$37,131	$35,077	$29,300
Commercial real estate	151,017	125,972	107,200	71,432	37,444
Real estate construction	114,305	99,636	87,046	38,578	11,264
Residential real estate	78,462	96,490	69,957	59,819	37,281
Consumer	3,704	4,409	2,957	4,020	3,190
Other	—	—	274	278	283
Less: unearned discount & fees	—	(111)	(337)	—	—

Total loans	$398,224	$378,676	$304,228	$209,204	$118,762

     The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2007:

	Loan Maturity Distribution
	December 31, 2007
	One Year	After One Year	After
	or Less	Through Five Years	Five Years	Total
	(Dollars in thousands)
Commercial business	$21,145	$19,070	$10,521	$50,736
Real estate construction	91,181	18,016	5,108	114,305

Total	$112,326	$37,086	$15,629	$165,041

Loans with:
Fixed rates	$22,207	$57,913	$67,837	$147,957
Variable rates	175,700	74,210	357	250,267

Total	$197,907	$132,123	$68,194	$398,224

     Loans Held for Sale. In 2007, we established our mortgage banking division, ABMD. As part of our business strategy to offer complementary services to clients while minimizing risk, generally loans originated by ABMD are presold to correspondent lenders. As of December 31, 2007, $1.9 million of loans held for sale were part of our asset base. Our business objective includes having the loans sold, shipped and funded within a 90 day period. Prior to the creation of ABMD, AHF performed these functions. Loans held for sale were $18.5 million at December 31, 2006.
Trading Assets
     Effective January 1, 2007, Bankshares adopted SFAS No. 157, Fair Value Measurements and SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. We believe that adopting the provisions of these accounting standards provides a more realistic long-term view of our balance sheet and provides the opportunity to achieve our goal of reducing volatility in reported earnings.
     The following table reflects our trading assets and effective yield on the instruments as of the dated indicated:

			Trading Assets

	December 31,		September 30,		June 30,		March 31,
	2007		2007		2007		2007
	Fair		Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
U.S. government agency securities	$19,547	6.11%	$18,932	6.14%	$19,623	4.87%	$58,385	4.45%
U.S. government agency CMOs	—	—	—	—	9,810	4.47%	24,339	4.27%
U.S. government agency MBS	—	—	—	—	6,570	4.20%	18,462	4.16%
PCMOs (1)	20,669	5.33%	36,253	5.29%	43,102	5.23%	53,397	5.14%
SBA securities (2)	44,734	5.65%	46,776	6.05%	32,912	6.15%	—	—

Total Trading Assets	$84,950	5.68%	$101,961	5.80%	$112,017	5.28%	$154,583	4.63%

(1)	All PCMOs are rated AAA or Aaa by Moody’s, S&P or Fitch.

(2)	SBA securities are U.S. government agency securities. For presentation purposes they are separated out on the table above.
     In conjunction with the early adoption of SFAS No. 159, we intended to delever the balance sheet by approximately $75.0 million. The trading portfolio has declined from the March 31, 2007 level of $154.6 million to the December 31, 2007 level of $85.0 million. The December 31, 2007 effective portfolio yield was 5.68%. All of the PCMOs are rated AAA or Aaa by Moody’s, S&P or Fitch. Our general strategies are to reduce the portfolio volatility, add floating rate assets, reduce the size of the portfolio and reduce the size of the mortgage related assets within the portfolio. The accounting for the instruments on a fair value basis provides greater flexibility to the organization in monitoring and managing the company’s balance sheet.

Investment Securities
     On December 31, 2007, our investment portfolio contained municipal securities, Federal Reserve Bank (FRB) stock, Federal Home Loan Bank (FHLB) stock and other securities. The total amount of the investment securities available-for-sale at December 31, 2007 was $26.1 million. The effects of net unrealized losses on the portfolio were ($266) thousand and amounted to 1.0% of the investment portfolio value as of December 31, 2007.
     Our investment portfolio at December 31, 2006 contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), state and municipal bonds, FRB stock, FHLB stock and other securities. As of December 31, 2006, PCMOs, CMOs and MBS made up 55.9% of the portfolio or $112.3 million. Municipal securities were 12.6% of the portfolio or $25.3 million as of December 31, 2006.
We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.
     Investment securities available for sale amounted to $200.7 million at December 31, 2006, a $28.0 million decrease from the December 31, 2005 level of $228.7 million. The effects of unrealized losses on the portfolio were ($4.2) million at December 31, 2006 and ($5.8) million at December 31, 2005.
     We had a single investment of $100 thousand classified as held to maturity as of December 31, 2006, and December 31, 2005 the investment matured in late 2007.
     The following table sets forth a summary of the investment securities portfolio at December 31, 2007, 2006 and 2005:

	Investment Securities(1)
	December 31,
	2007	2006	2005
	(Dollars in thousands)
Available-For-Sale Securities
U.S. government agency securities	$—	$58,399	$67,228
U.S. government agency CMOs & PCMOs	—	88,589	110,449
U.S. government agency MBS	—	23,694	33,438
Municipal securities	20,338	25,309	13,112
FHLB & FRB Common Stock	5,735	4,673	4,409
Other investments	55	55	55

Total Available-For-Sale Securities (2)	$26,128	$200,719	$228,691

Held-To-Maturity Securities Certificate of deposit	$—	$100	$100

Total Held-To-Maturity Securities (2)	$—	$100	$100

Total Investment Securities (2)	$26,128	$200,819	$228,791

(1)	Contractual maturities are not a reliable indicator of the expected life of investment securities, because instruments may be prepaid by the borrower or issuer.

(2)	AFS investments at market value; HTM investments at cost basis.

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of December 31, 2007:

	Maturities of Investment Securities
	December 31, 2007
	(Dollars in thousands)
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Available-For-Sale Securities
Municipal securities (1)	—	0.00%	—	0.00%	3,635	5.08%	16,969	5.99%	20,604	5.83%
Other securities	—	0.00%	—	0.00%	—	0.00%	5,790	5.30%	5,790	5.30%

Total Available-For-Sale Securities	$—	0.00%	$—	0.00%	$3,635	5.08%	$22,759	5.81%	$26,394	5.71%

(1)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	We do not have any Held-To-Maturity Securities as of December 31, 2007.
Non-Interest Income
     The following table highlights the major components of non-interest income for the periods referenced:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Gain on loan sales	$1,059	$4,110	$2,997	$5,362	$6,325
Insurance commissions	3,294	1,618	103	—	—
Net gain (loss) on sale of securities	50	(140)	(21)	346	1,837
Trading activity and fair value adjustments	(2,672)	—	—	51	250
Deposit account service charges	275	240	171	205	180
Other	199	199	264	217	182

Total	$2,205	$6,027	$3,514	$6,181	$8,774

     Our primary source of non-interest income is insurance commissions. Commission revenues were $3.3 million as of December 31, 2007, a $1.7 million increase over the year ended December 31, 2006. In 2007, income was provided by AIA, Battlefield and FIG, as compared to 2006, which only included AIA. Commission revenues added $1.6 million in non-interest income for the year ended December 31, 2006, a $1.5 million increase over the year ended December 31, 2005, during which AIA operated for less than two months.
     Gains from sales of mortgage loans through our new mortgage division, ABMD, were $1.1 million for the year ended December 31, 2007. This represents a decrease of $3.0 million from the $4.1 million level in 2006 that was earned through AHF. Mortgage origination levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. In December 2006, Bankshares determined to restructure the mortgage banking operations conducted by AHF.
     In the year ended December 31, 2007, we had a net gain of $50 thousand on the sale of investment securities. This represents an increase of $190 thousand over the 2006 level net loss of $140thousand. The net loss on the sale of investment securities for 2005 was $21 thousand.
     As we have repositioned the balance sheet in 2007, the items accounted for under SFAS No. 159 have generated a net loss for Bankshares. The bulk of the loss is the mark-to-market adjustments on liabilities. As Bankshares has downsized the total balance sheet, there has been a mismatch between assets and liabilities. This mismatch is causing more volatility in the financial results than expected. For the year ended December 31, 2007, the net loss on trading activity and fair value adjustments was $2.7 million.
     For the years ended December 31, 2006 and 2005 we had no net gains on trading activities, compared to $51 thousand for the year ended December 31, 2004. The gains in 2004 were from pairoffs.
     Routine banking fees such as account maintenance, insufficient funds, online banking, stop payment, and wire transfer fees amounted to $275 thousand, $240 thousand and $171 thousand, for each of the years ended December 31, 2007, 2006 and 2005, respectively. Our other non-interest income is predominately from ATM fees and investment management fees.

Non-Interest Expense
     Non-interest expense for the year ended December 31, 2007 amounted to $18.4 million, compared to the 2006 level of $19.4 million. The largest component of non-interest expense is salary and benefits expense. The expense for the year ended December 31, 2007 was $8.9 million, compared to the December 31, 2006 level of $10.2 million. The decrease is due to reduced commissions and incentives paid on mortgage banking production. Total salary and benefits expense for ABMD amounted to $737 thousand for the year ended December 31, 2007 compared to $3.8 million for AHF for the year ended December 31, 2006. Total salary and benefits expense for AIA was $1.6 million for the year ended December 31, 2007. Occupancy and furniture and equipment costs were $3.1 million in 2007 compared to the 2006 level of $3.2 million. Other operating expenses amounted to $6.4 million in 2007, compared to $5.9 million in 2006. Other operating expenses increased due to increased marketing efforts and professional fees. In addition, approximately $75 thousand of additional occupancy, furniture and other expenses related to winding down AHF occurred in 2007. The subleasing of both AHF offices was completed in April 2007 with tenant occupancy occurring in May 2007. One tenant defaulted on the sublease in the fourth quarter of 2007 and the lease was assigned to a new subtenant in March 2008.
     Non-interest expense for 2006 amounted to $19.4 million, compared to the 2005 level of $15.0 million. The increase resulted from commissions and incentives paid on mortgage banking production, the addition of AIA, as well as new personnel in Alliance Bank. Salary and benefits expenses in 2006 were $10.2 million, or $2.3 million higher than the 2005 level of $7.9 million. Total salary and benefit expense for AHF amounted to $3.8 million for the year ended December 31, 2006 compared to $2.7 million for the year ended December 31, 2006. Total salary and benefits expense for AIA was $776 thousand for the year ended December 31, 2006. Occupancy and furniture and equipment costs in 2006 were up $1.0 million over the 2005 level of $2.2 million. Other operating expenses amounted to $5.9 million in 2006, compared to $4.9 million in 2005. Other operating expenses increased due to increased marketing efforts, absorption of branch operating costs and professional fees. Included in salaries, occupancy, equipment and other expense for 2006 is approximately $588 thousand of transitional costs related to closing AHF.
     The components of other operating expenses for the periods referenced were as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Business development	$774	$814	$702	$605	$549
Office expense	961	1,372	1,062	767	735
Bank operations expense	1,216	1,063	977	920	746
Data processing & professional fees	1,769	1,542	1,422	1,146	775
Other	1,698	1,144	735	671	563

Total	$6,418	$5,935	$4,898	$4,109	$3,368

Income Taxes
     We recorded an income tax benefit of $1.7 million in 2007 compared to an income tax expense of $2.2 million in 2006. Our effective tax rates were 36.9% for the year ended December 31, 2007 and 32.5% for the year ended December 31, 2006. The effective tax rate is different from the statutory rate of 34% primarily due to the income derived from the municipal bond portfolio.
Deposits
     We have made a special effort to obtain deposits from title and mortgage loan closing companies, which generally provide a good source of non-interest bearing deposits. We have developed products and services using available technology that meet the needs of these customers. The balances on deposit with us tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits. These deposits are subject to significant reduction during slower real estate markets, as evidenced in late 2006 and 2007.

In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. We have sold and will in the future sell investment securities as a source of liquidity.
     We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At December 31, 2007, the deposit portfolio was $365.3 million, a $106.0 million decrease compared to the December 31, 2006 level of $471.3 million. Certificates of deposit in 2007 were $222.5 million, a decrease of $20.1 million from the 2006 level of $242.6 million.
     As the business activity changes, and particularly if average title and mortgage loan closing deposits decline, we may occasionally use wholesale or brokered deposits. In 2006, we experienced significant loan growth and a reduction in core deposits. We used wholesale funding to offset funding gaps as necessary.
     At December 31, 2007 and December 31, 2006, we had $10.0 million of brokered deposits that relate to a state government program. As of December 31, 2007, we had $135.3 million of wholesale brokered deposits, $110.7 million of which were accounted for at fair value. As of December 31, 2006, we had $112.6 million of brokered deposits. This type of funding is a tool to support the growth of the Bank and liquidity needs. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.
     At December 31, 2006, deposits were $471.3 million, a $10.1 million increase over the December 31, 2005 level of $461.2 million. At December 31, 2006, we had $122.6 million in brokered deposits, compared to $79.9 million at December 31, 2005. The December 31, 2006 balance of the $122.6 million consists of two types of brokered deposits. At December 31, 2006, we had $10.0 million of brokered deposits that relate to a state government program and $112.6 million of brokered deposits that were part of a periodic marketing program by a licensed broker on our behalf. The December 31, 2005 balance of $79.9 million consisted of $10.0 million of brokered deposits that related to a government program and $69.9 million in brokered deposits that were issued as part of a marketing program by a licensed broker on our behalf.
     The following table details the average amount of, and the average rate paid on, the following primary deposit categories for the periods indicated:

	Average Deposits and Average Rates Paid

	Years Ended December 31,
	2007			2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-bearing liabilities:
Interest-bearing demand deposits	$32,559	$693	2.13%	$38,330	$617	1.61%	$39,755	$488	1.23%
Money market deposit accounts	28,259	1,160	4.10%	22,898	688	3.00%	29,916	554	1.85%
Savings accounts	4,218	56	1.33%	4,217	67	1.59%	3,926	53	1.35%
Time deposits	208,431	10,398	4.99%	201,030	9,049	4.50%	184,591	5,913	3.20%

Total interest-bearing deposits	273,467	$12,307	4.50%	266,475	$10,421	3.91%	258,188	$7,008	2.71%

Non-interest bearing deposits	82,785			132,972			158,944

Total deposits	$356,252			$399,447			$417,132

     The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2007:

	Certificates of Deposit Maturity Distribution

	December 31, 2007
	Three Months	Three Months to	Over
	or Less	Twelve Months	Twelve Months	Total
	(Dollars in thousands)
Certificates of deposit:
Less than $100,000	$23,685	$96,760	$44,249	$164,694
Greater than or equal to $100,000	12,694	20,127	24,949	57,770

Total	$36,379	$116,887	$69,198	$222,464

Capital
     Both Bankshares and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Bankshares early adopted the provisions of SFAS No. 159 effective January 1, 2007. The cumulative effect of the early adoption of SFAS No.159 reduced beginning retained earnings by $2.7 million. Total stockholders’ equity was $45.7 million as of December 31, 2007 compared to the December 31, 2006 level of $54.6 million. The change in equity is attributable to our net loss for 2007 of $2.8 million and our common stock repurchases during 2007 of $6.7 million which reduced stockholders’ equity as of December 31, 2007. Book value per common share was $8.96 as of December 31, 2007 compared to $9.84 as of December 31, 2006. The net unrealized loss on available-for-sale securities amounted to $176 thousand, net of tax as of December 31, 2007, compared to a net unrealized loss on available-for-sale securities of $2.7 million, net of tax as of December 31, 2006.
     In May 2007, the Board of Directors authorized a common stock buyback program to purchase up to 300,000 common shares as market conditions dictate over the twelve months ending May 14, 2008. In August 2007, Bankshares’ Board of Directors increased the program by 250,000 common shares up to a maximum of 550,000 common shares and further expanded the program in December 2007 up to a maximum of 555,000 common shares. As of December 31, 2007, 555,000 shares at an average price of $12.06 were repurchased.
     Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. For further information regarding payment of dividends, refer to Item 1, “Business,” under the heading “Payment of Dividends” and Note 22 of the Notes to Consolidated Financial Statements. It is our current policy to retain cash earnings to support future organizational growth. However, on May 25, 2006 the Board of Directors of Bankshares declared a three-for-twenty stock split in the form of a 15% stock dividend. Each shareholder received three additional shares for every twenty shares of stock held on the record date. The stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006.
     On June 30, 2003, Alliance Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Alliance Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Alliance Bankshares and are junior in right of payment to all present and future senior indebtedness of Alliance Bankshares. The Trust Preferred Securities are guaranteed by Alliance Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Alliance Bankshares under the caption “Trust Preferred Capital Securities of Subsidiary Trust.” Alliance Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2007 was 8.14%.
     A portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At December 31, 2007, 2006 and 2005, the entire amount was considered Tier 1 capital.

     Alliance Bankshares is considered “well capitalized” as of December 31, 2007, 2006 and 2005. The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$20,427	$22,206	$19,244
Capital surplus	25,082	29,126	19,955
Retained earnings	400	5,987	13,218
Less: disallowed assets	(6,338)	(5,389)	(3,096)
Add: Qualifying Trust Preferred Securities	10,000	10,000	10,000

Total tier 1 capital	49,571	61,930	59,321

Tier 2 Capital:
Allowance for loan losses	5,246	4,377	3,422
Qualifying Trust Preferred Securities	—	—	—

Total tier 2 capital	5,246	4,377	3,422

Total Risk Based Capital	$54,817	$66,307	$62,743

Risk weighted assets	$424,040	$443,344	$369,659

Quarterly average assets	$549,454	$636,293	$595,857

	December 31,			Regulatory
	2007	2006	2005	Minimum

Capital Ratios:
Tier 1 risk based capital ratio	11.7%	14.0%	16.1%	4.0%
Total risk based capital ratio	12.9%	15.0%	17.0%	8.0%
Leverage ratio	9.0%	9.7%	10.0%	4.0%
Purchased Funds and Other Borrowings
     Purchased funds and other borrowings include repurchase agreements (repo or repos) (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up from the following two categories: customer repurchase agreements and outstanding federal funds sold. Customer repos amounted to $24.3 million at December 31, 2007, compared to $43.3 million at December 31, 2006 and $37.7 million at December 31, 2005. Outstanding federal funds purchased were $13.8 million, $9.4 million and $20.0 million at December 31, 2007, December 31, 2006, and December 31, 2005, respectively.
     Customer repos are standard repurchase agreement transactions that involve a Bank customer instead of wholesale banks and brokers. We offer this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not have any open repos with broker dealers.
     The Federal Home Loan Bank of Atlanta (FHLB) is a key source of funding for the organization. During the periods presented we have used overnight advances (daily rate credit) to support our short-term liquidity needs. On a longer term basis we use FHLB advances to augment our funding portfolio. At December 31, 2007, we had four long-term advances amounting to $75.0 million in par value. The advances have a variety of structural components such as interest rates, options and conversion features. The advances had interest rates ranging from 3.73% to 4.71% and maturities ranging from 2008 to 2021. This compares to the December 31, 2006 level of $50.0 million with interest rates ranging from 3.94% to 4.62% and maturities ranging from 2008 to 2021.
     In 2007, we elected to account for the long-term FHLB advances at fair value or under FVO accounting. The downward shift in key interest rates (treasuries and LIBOR) has caused the market value adjustment for the advances to become negative. As of December 31, 2007, the negative market value adjustment for FHLB advances was $1.6 million.

Liquidity
     Our overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our liquidity is impacted by the general growth of the Bank, the growth of ABMD, the growth of AIA, title company balances, qualified 1031 intermediary balances and the national and local mortgage refinance market and the trading and investment portfolios. We use a variety of tools to manage our liquidity. These include pricing on loans and deposits, purchase or sale of investments, brokered deposits, the sale or participation of loans, and rates and fees on home mortgages. In addition, we have a variety of credit facilities at our disposal. Our funding department monitors our overall position daily. We can and will draw upon federal funds lines with correspondent banks, reverse repurchase agreement lines with correspondent banks and use FHLB advances. Our deposit customers frequently have lower deposit balances in the middle of each month. The deposit balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our overall balance sheet growth.
     In 2007, advances for ABMD averaged $7.9 million. We provide temporary funding on presold loans originated by ABMD. The liquidity requirements vary based upon market conditions, production staff performance and general economic conditions. In 2006, the Bank provided a warehouse line of credit to AHF. The funds advanced on this line allowed us to originate and hold mortgages until they were sold to third party investors. In 2006, advances under this line of credit averaged $12.3 million, compared to $14.7 million in 2005. Our liquidity in the future will be impacted by ABMD. We provide temporary funding on presold loans originated by ABMD. The liquidity requirements vary based upon market conditions, production staff performance and general economic conditions.
     An analysis of the purchased funds distribution is presented below for the periods indicated:

	Purchased Funds Distribution

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
At Period End
FHLB long term advances, at fair value	$76,615	$50,000	$30,000
Customer repos	24,255	43,306	37,668
Other borrowed funds	13,948	9,891	20,421

Total at period end	$114,818	$103,197	$88,089

Average Balances
FHLB long term advances, at fair value	$72,524	$39,463	$21,068
Customer repos	31,463	32,340	52,571
Other borrowed funds	66,136	91,644	29,218

Total average balance	$170,123	$163,447	$102,857

Average rate paid on all borrowed funds, end of period	4.37%	4.41%	3.37%

Average rate paid on all borrowed funds, during the period	5.04%	4.96%	3.40%

Maximum outstanding at any month end period	$164,140	$134,990	$91,884

Return on Average Assets and Average Equity
     The ratio of net income to average equity and average assets and certain other ratios are as follows:
Return on Average Assets and Return on Average Equity

	December 31,
	2007	2006	2005
	(Dollars in thousands)
Average total assets	$580,947	$620,005	$571,317

Average stockholders’ equity	$52,723	$51,179	$47,224

Net income (loss)	$(2,844)	$4,479	$4,058

Cash dividends declared	$—	$—	$—

Return on average assets	NM	0.72%	0.71%

Return on average stockholders’ equity	NM	8.75%	8.59%

Average stockholders’ equity to average total assets	9.08%	8.25%	8.27%

*NM — Not meaningful
Contractual Obligations
     Bankshares has entered into certain contractual obligations including long term debt, operating leases and obligations under service contracts. The following table summarizes Bankshares’ contractual cash obligations as of December 31, 2007. The table does not include deposit liabilities or repurchase agreements entered into in the ordinary course of banking.

	Payments Due By Period
	December 31, 2007
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in thousands)
Trust Preferred Securities	$10,310	$—	$—	$—	$10,310
Operating leases	12,997	1,808	3,203	2,989	4,997
Federal Home Loan Bank advances	75,000	10,000	25,000	15,000	25,000
Data processing services	1,159	850	309	—	—

Total	$99,466	$12,658	$28,512	$17,989	$40,307

*Data processing figures include core data processing contract, in negotiation phase as of December 31, 2007 but executed in early 2008.

Off-Balance Sheet Activities
     Bankshares, Bank, ABMD and AIA enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the overall liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 18of the Notes to Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. With the exception of these off-balance sheet arrangements, and Bankshares’ obligations in connection with its Trust Preferred Securities, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
     For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 2 of the Notes to Consolidated Financial Statements contained herein.
Quarterly Financial Results
     The following tables list quarterly financial results for the years ended December 31:

	Quarterly Data

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)
Interest income	$8,890	$9,662	$9,761	$10,039
Interest expense	5,248	5,125	5,201	5,306

Net interest income	3,642	4,537	4,560	4,733
Provision for loan losses	4,704	235	580	305

Net interest income after provision for loan losses	(1,062)	4,302	3,980	4,428
Non interest income	(403)	203	471	1,934
Non interest expense	5,008	4,259	4,494	4,599

Income before income taxes	(6,473)	246	(43)	1,763
Provision for income taxes	(2,221)	49	(47)	556

Net income (loss)	$(4,252)	$197	$4	$1,207

Earnings per share, basic	$(0.83)	$0.04	$—	$0.22

Earnings per share, diluted	$(0.83)	$0.04	$—	$0.21

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)
Interest income	$10,480	$10,537	$9,785	$8,773
Interest expense	5,365	5,103	4,239	3,815

Net interest income	5,115	5,434	5,546	4,958
Provision for loan losses	100	255	375	290

Net interest income after provision for loan losses	5,015	5,179	5,171	4,668
Non interest income	1,331	1,402	1,671	1,623
Non interest expense	5,519	4,579	4,749	4,575

Income before income taxes	827	2,002	2,093	1,716
Provision for income taxes	273	633	693	560

Net income	$554	$1,369	$1,400	$1,156

Earnings per share, basic(1)	$0.10	$0.25	$0.25	$0.21

Earnings per share, diluted(1)	$0.09	$0.23	$0.24	$0.19

(1)	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. In 2004, we engaged a consulting firm to assist management in developing “best practices” in the ALM process.  A core component of the project was the development of a more in-depth ALM model that measures NII and EVE results on a monthly basis. Recent results indicate that we are positioned well for rising interest rates.  The Board of Directors has approved NII and EVE metrics for policy measurement and as of the most recent model run (December 2007); we are in compliance with all policy metrics. The short term interest rate model (NII) indicates we are asset sensitive. The long term model (EVE) indicates a stable to slightly declining EVE in a rising interest rate environment.
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
     The ALM results for December 31, 2007 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 7.0%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 7.0%. The results in both a rising and declining interest rate environment are within the policy guidelines.
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
     The table below shows as of December 31, 2007 and 2006 ALM model results under various interest rate shocks:

	December 31, 2007		December 31, 2006
Interest Rate Shocks	NII	EVE	NII	EVE
-200 bp	-13.8%	5.9%	-19.7%	-2.5%
-100 bp	-7.0%	2.9%	-8.1%	-1.2%
+100 bp	7.0%	-4.2%	3.7%	-2.5%
+200 bp	14.0%	-7.1%	11.9%	-6.4%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $79.1 million, or 14.6% of total assets, at December 31, 2007. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long term interest rate exposure. As an example, $34.2 million of the trading securities at December 31, 2007 are classified as greater than five years due to the contractual maturity of the instruments. Trading assets are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $34.2 million of trading assets as the “within three month” category, which further suggests an asset sensitive position for Bankshares.

     The following table reflects our December 31, 2007 “static” interest rate gap position:

	December 31, 2007
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$—	$26,128	$26,128
Trading securities	44,735	—	6,015	34,200	84,950
Loans held for sale	1,925	—	—	—	1,925
Loans	177,536	9,259	127,219	67,128	381,142
Interest-bearing deposits	100	—	—	—	100
Federal funds sold	1,256	—	—	—	1,256

Total interest earning assets	225,552	9,259	133,234	127,456	495,501

Interest-bearing liabilities:
Interest-bearing demand deposits	38,291	—	—	—	38,291
Money market deposit accounts	34,045	—	—	—	34,045
Savings accounts & IRAs	4,312	—	—	—	4,312
Time deposits, at fair value	36,380	116,886	59,507	9,691	222,464

Total interest-bearing deposits	113,028	116,886	59,507	9,691	299,112

FHLB long term advances, at fair value	9,972	25,518	15,339	25,786	76,615
Customer repurchase agreements	24,255	—	—	—	24,255
Other borrowings	13,948	—	—	—	13,948
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	171,513	142,404	74,846	35,477	424,240

Period Gap	$54,039	$(133,145)	$58,388	$91,979	$71,261

Cumulative Gap	$54,039	$(79,106)	$(20,718)	$71,261	$71,261

Cumulative Gap / Total Assets	10.0%	-14.6%	-3.8%	13.2%	13.2%

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent and within policy guidelines in the base case of our modeling efforts as of December 31, 2007.

Item 8. Financial Statements and Supplementary Data
Alliance Bankshares Corporation
Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Alliance Bankshares Corporation
Chantilly, Virginia
We have audited the accompanying consolidated balance sheets of Alliance Bankshares Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Alliance Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alliance Bankshares Corporation and subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bankshares Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Alliance Bankshares Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As noted in Note 2. to the consolidated financial statements, the Corporation changed its method of accounting for certain financial assets and liabilities to adopt Statements of Financial Accounting Standards No. 157, “Fair Value Measurements” and No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” effective January 1, 2007.
Winchester, Virginia
March 28, 2008

Alliance Bankshares Corporation
Consolidated Balance Sheets
December 31, 2007 and 2006

(Dollars in thousands)	2007	2006
ASSETS

Cash and due from banks	$10,121	$21,918
Federal funds sold	1,256	11,727
Trading securities, at fair value	84,950	—
Investment securities available-for-sale, at fair value	26,128	200,719
Investment securities held-to-maturity, at amortized cost	—	100
Loans held for sale	1,925	18,534
Loans, net of allowance for loan losses of $6,411 and $4,377	391,813	374,299
Premises and equipment, net	2,106	2,394
Other real estate owned	4,277	—
Goodwill and intangibles	6,338	5,389
Accrued interest and other assets	12,348	9,291

TOTAL ASSETS	$541,262	$644,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$66,152	$158,728
Savings and NOW deposits	42,603	50,645
Money market deposits	34,045	19,389
Time deposits ($110,665 at fair value)	222,464	242,571

Total deposits	365,264	471,333

Repurchase agreements, federal funds purchased and other borrowings	38,203	53,197
Federal Home Loan Bank advances, at fair value	76,615	50,000
Trust Preferred Capital Notes	10,310	10,310
Other liabilities	5,137	4,894
Commitments and contingent liabilities	—	—

Total liabilities	495,529	589,734

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,106,819 and 5,551,477 shares issued and outstanding at December 31, 2007 and 2006	20,427	22,206
Capital surplus	25,082	29,126
Retained Earnings	400	5,987
Accumulated other comprehensive (loss), net	(176)	(2,682)

Total stockholders’ equity	45,733	54,637

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$541,262	$644,371

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share amounts)	2007	2006	2005
INTEREST INCOME:
Loans	$30,736	$29,458	$18,149
Investment securities	1,326	9,614	9,567
Trading securities	6,101	—	—
Federal funds sold	189	503	1,213

Total interest income	38,352	39,575	28,929

INTEREST EXPENSE:
Savings and NOW deposits	749	684	541
Time deposits	10,398	9,049	5,913
Money market deposits	1,160	688	554
Repurchase agreements, federal funds purchased and other borrowings	5,394	6,510	2,811
FHLB advances	3,179	1,591	682

Total interest expense	20,880	18,522	10,501

Net interest income	17,472	21,053	18,428

Provision for loan losses	5,824	1,020	1,142

Net interest income after provision for loan losses	11,648	20,033	17,286

OTHER INCOME:
Deposit account service charges	275	240	171
Gain on sale of loans	1,059	4,110	2,997
Insurance commissions	3,294	1,618	103
Net gain (loss) on sale of available-for-sale securities	50	(140)	(21)
Trading activity and fair value adjustments	(2,672)	—	—
Other operating income	199	199	264

Total other income	2,205	6,027	3,514

OTHER EXPENSES:
Salaries and employee benefits	8,870	10,248	7,911
Occupancy expense	2,059	1,950	1,302
Equipment expense	1,013	1,289	937
Operating expenses	6,418	5,935	4,898

Total other expenses	18,360	19,422	15,048

INCOME (LOSS) BEFORE INCOME TAXES	(4,507)	6,638	5,752

Income tax expense (benefit)	(1,663)	2,159	1,694

NET INCOME (LOSS)	$(2,844)	$4,479	$4,058

Net income (loss) per common share, basic	$(0.53)	$0.81	$0.74

Net income (loss) per common share, diluted	$(0.53)	$0.76	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
(Dollars in thousands)	Stock	Surplus	Earnings	(Loss)	Income	Equity
BALANCE, DECEMBER 31, 2004	$19,173	$19,855	$9,160	$(1,566)		$46,622
Comprehensive income:
Net income	—	—	4,058	—	$4,058	4,058
Other comprehensive (loss), net of tax: unrealized holding losses on securities available-for-sale, net of tax of $(1,160)	—	—	—	—	(2,254)	—
Add: reclassification adjustment, net income taxes of $7	—	—	—	—	14	—

Other comprehensive (loss), net of tax	—	—	—	(2,240)	$(2,240)	(2,240)

Total comprehensive income	—	—	—	—	$1,818	—

Exercise of stock options	71	100	—	—		171

BALANCE, DECEMBER 31, 2005	$19,244	$19,955	$13,218	$(3,806)		$48,611
Comprehensive income:
Net income	—	—	4,479	—	$4,479	4,479
Other comprehensive income, net of tax: unrealized holding gains on securities available-for-sale, net of tax of $531	—	—	—	—	1,032	—
Add: reclassification adjustment, net income taxes of $48	—	—	—	—	92	—

Other comprehensive income, net of tax	—	—	—	1,124	$1,124	1,124

Total comprehensive income	—	—	—	—	$5,603	—

Stock dividend in the form of a three-for-twenty stock split	2,888	8,822	(11,710)	—		—
Stock-based compensation expense	—	274	—	—		274
Exercise of stock options	74	75	—	—		149

BALANCE, DECEMBER 31, 2006	$22,206	$29,126	$5,987	$(2,682)		$54,637
Comprehensive (loss):
Net loss	—	—	(2,844)	—	$(2,844)	(2,844)
Other comprehensive (loss), net of tax: unrealized holding (losses) on securities available-for-sale, net of tax of $(52)	—	—	—	—	(101)	—
Less: reclassification adjustment, net income taxes of $(17)	—	—	—	—	(33)	—

Other comprehensive (loss), net of tax	—	—	—	(134)	$(134)	(134)

Total comprehensive (loss)	—	—	—	—	$(2,978)	—

Cumulative effect of adoption of SFAS No. 159,	—	—	—	—		—
net of tax	—	—	(2,743)	2,640
Common stock repurchased	(2,220)	(4,473)	—	—		(6,693)
Stock-based compensation expense	—	282	—	—		282
Issuance of common stock	441	147	—	—		588

BALANCE, DECEMBER 31, 2007	$20,427	$25,082	$400	$(176)		$45,836

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,844)	$4,479	$4,058
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,438	1,027	1,864
Disposal of fixed assets	124	563	—
Provision for loan losses	5,824	1,020	1,142
Origination of loans held for sale	(56,263)	(199,559)	(174,345)
Proceeds from sale of loans held for sale	73,931	191,071	196,152
Gain on sale of loans	(1,059)	(4,110)	(2,997)
Stock-based compensation expense	282	274	—
Loss on sale of other assets	21	—	—
Net loss (gain) on sale of securities available-for-sale	(50)	140	21
Trading activity and fair value adjustments	2,672	—	—
Deferred tax (benefit)	(1,579)	(404)	(686)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(6,994)	(3,600)	(3,248)
Other liabilities	243	1,597	1,552

Net cash provided by (used in) operating activities	15,746	(7,502)	23,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	10,471	25,795	(36,383)
Proceeds from maturity of securities held-to-maturity	100	—	—
Purchase of securities available-for-sale	(4,916)	(17,886)	(99,334)
Proceeds from sale of securities available-for-sale	9,888	22,842	37,358
Proceeds from calls and maturities of securities available-for-sale	—	—	2,000
Paydowns on securities available-for-sale	—	24,366	36,767
Net change in trading securities	84,239	—	—
Net change in FHLB stock	(1,062)	(264)	(920)
Net increase in loan portfolio	(23,338)	(74,513)	(95,044)
Proceeds from sale of other assets	338	—	—
Purchase of premises and equipment	(656)	(1,556)	(595)

Net cash provided by (used in) investing activities	75,064	(21,216)	(156,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	(92,576)	(27,149)	57,590
Savings and NOW deposits	(8,042)	(1,590)	15,201
Money market deposits	14,656	(5,033)	(3,401)
Time deposits	(20,546)	43,927	36,097
Repurchase agreements, federal funds purchased and other borrowings	(14,994)	(4,892)	12,737
FHLB advances	25,000	20,000	10,000
Proceeds from common stock issuance	588	149	171
Common stock repurchased	(6,693)	—	—

Net cash provided by (used in) financing activities	(102,607)	25,412	128,395

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,797)	(3,306)	(4,243)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,918	25,224	29,467

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,121	$21,918	$25,224

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
(Dollars in Thousands, except per share data)
1.	NATURE OF BUSINESS

Alliance Bankshares Corporation (Bankshares) is a bank holding company that conducts substantially all its operations through its subsidiaries. Alliance Bank Corporation (the Bank) is state-chartered and a member of the Federal Reserve System. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in the greater Washington D.C. Metropolitan region, primarily in the Northern Virginia submarket and a smaller division in the Fredericksburg area.

In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originated residential mortgages for subsequent sale. AHF did not maintain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced it would restructure its mortgage banking operations conducted by AHF and create a division within the Bank. As a result, Alliance Bank Mortgage Division (ABMD) was created. ABMD is a small, self-contained unit servicing bank clients and some additional third party business.

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

Basis of presentation and consolidation — The consolidated financial statements include the accounts of Alliance Bankshares Corporation, Alliance Virginia Capital Trust I, Alliance Bank Corporation, Alliance Home Funding, LLC, Alliance Bank Mortgage Division, Alliance Insurance Agency, and Alliance/Battlefield Insurance Agency, LLC. In consolidation all significant inter-company accounts and transactions have been eliminated. FASB Interpretation No. 46 R requires that Bankshares no longer consolidate Trust. The subordinated debt of the trust is reflected as a liability of Bankshares.

Business — The Bank is a state-chartered commercial bank. We have two main business lines, commercial banking and insurance, and a small business line of mortgage banking. We provide services and products to clients located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area, and a smaller division in the Fredericksburg area. Our insurance companies offer a variety of comprehensive insurance and financial services to diverse clients locally and nationally.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Use of estimates — In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill, fair value of financial assets and liabilities and deferred income taxes.

Cash and cash equivalents — For the purposes of the consolidated Statements of Cash Flows, Bankshares has defined cash and cash equivalents as those amounts included in the balance sheet caption “Cash and due from banks.”

Trading Activities — Bankshares engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading securities account at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income at December 31, 2006, Bankshares held no trading securities.

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

Fair value accounting — Bankshares elected to adopt the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) and Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159) effective January 1, 2007.

Upon adoption of SFAS 159, we were also required to adopt SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. Additionally, SFAS 157 amended SFAS 107, Disclosure about Fair Value of Financial Instruments (SFAS 107), and, as such, we follow SFAS 157 in determination of SFAS 107, fair value disclosure amounts.

Fair Value Hierarchy

Under SFAS 157, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Historically, Bankshares has maintained an investment portfolio and a series of wholesale liabilities. The combined activities were used for balance sheet management, risk management and earnings. We believe that adopting the provisions of these accounting standards and electing the fair value option (FVO) for certain financial assets and liabilities provides a more realistic view of our balance sheet.

Loans Held For Sale — Loans originated by ABMD are designated as held for sale at the time of their origination. These loans are generally pre-sold with servicing released and ABMD does not retain any interest or obligation after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). In addition, ABMD requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Gains on sale of loans are recognized as loans are shipped to the investor. In the years ending December 31, 2006 and 2005, these processes were conducted by AHF.

Rate Lock Commitments —ABMD enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. As of December 31, 2007, 2006 and 2005 the impact was not material.

Loans — The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans throughout the Washington, D.C. metropolitan area and the Fredericksburg, Virginia area. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions of the lending area.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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

Allowance for loan losses — The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. Loan losses are charged against the allowance when management believes the inability to collect the loan has been confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is evaluated on a regular basis, not less than quarterly, by management. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance is based on two basic principles of accounting: (1) SFAS No. 5, Accounting for Contingencies (SFAS No. 5), which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. Thus, the allowance for loan losses has two basic components: the specific allowance for impaired credits and the general allowance based on relevant risk factors. Each of these components is determined based upon estimates that can and do change when the actual events occur.

The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. A loan is considered impaired when, based on these factors, management concludes that it is probable that the bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays or which require minor adjustments to the contractual agreement are generally not classified as impaired.

These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, a specific reserve is established based on Bankshares’ calculation of the loss embedded in the individual loan in accordance with SFAS No. 114. Large groups of smaller balance and homogeneous loans are collectively evaluated for impairment. Accordingly, Bankshares does not separately identify individual consumer and residential loans for impairment testing unless loans become 60 days or more past due.

The general allowance is determined by aggregating un-criticized loans (non-classified loans and loans identified for impairment testing for which no impairment was identified) by loan type based on common purpose, collateral, repayment source or other credit characteristics. We then apply allowance factors which in the judgment of management for each loan type. In determining those factors, we consider the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) the experience and depth of the borrowers’ management, (6) national and local economic trends, (7) concentrations of credit by individual credit size and by class of loans, (8) quality of loan review system and (9) the effect of external factors (e.g., competition and regulatory requirements). This is the largest component of the overall allowance.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Premises and equipment — Furniture and equipment are stated at cost less accumulated depreciation and amortization and are depreciated over their estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is less. Depreciation and amortization are recorded on the straight-line method.

Costs of maintenance and repairs are charged to expense as incurred. Costs of replacing structural parts of major units are considered individually and are expensed or capitalized as the facts dictate.

Foreclosed assets — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Goodwill and intangible assets — Goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Rather these assets are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment. Bankshares determined that lines of business that are one level below the operating segments are its reporting units.

Identified intangible assets that have a finite useful life are amortized over that life in a manner that approximates the estimated decline in the economic value of the identified intangible asset. Identified intangible assets that have a finite useful life are periodically reviewed to determine whether there have been any events or circumstances to indicate the recorded amount is not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss is recognized to reduce the carrying amount to fair value, and when appropriate, the amortization period is reduced.

Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on sale of the disposed assets and for businesses sold, a portion of the goodwill, based on the relative fair value of the business sold as compared with the fair valued of the applicable reporting unit, is included in the determination of gain or loss.

Bankshares impairment evaluations for the year ended December 31, 2007, indicated that none of the goodwill or identified intangible assets with an indefinite useful life are impaired.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

Repurchase agreements — The Bank routinely enters into repurchase agreements with customers. As part of the repurchase agreements, the Bank uses marketable investment securities from its investment portfolio as collateral for the customer agreements. The repurchase agreements bear interest at a market rate.

Stock-based compensation —In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No.123R). SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Bankshares adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Included within salaries and employee benefits expense for the year ended December 31, 2007 is $282 thousand of stock-based compensation, compared to the year ended December 31, 2006 which had $274 thousand of stock-based compensation. As of December 31, 2007 and December 31, 2006 there was $651 thousand and $741 thousand, respectively, of total unrecognized compensation expense, related to stock options, which will be recognized over the remaining requisite service period.

Stock dividend — On May 25, 2006 the Board of Directors of Bankshares declared a three-for-twenty stock split in the form of a 15% stock dividend. Each shareholder received three additional shares for every twenty shares of stock held on the record date. The stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006. In total, 721,927 additional shares were issued pursuant to the stock dividend. All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split.

Earnings (loss) per share — Basic earnings (loss) per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Bankshares relate solely to outstanding stock options, and are determined using the treasury method.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Off-balance-sheet instruments — In the ordinary course of business, Bankshares, through its banking subsidiary, has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and rate lock commitments. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Advertising and marketing expense — Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the years ended December 31, 2007, 2006 and 2005 were $284 thousand, $372 thousand and $379 thousand, respectively.

Reclassifications — Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Accounting Pronouncements — In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (SFAS No. 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS No. 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. Bankshares does not expect the implementation of SFAS No. 141(R) to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (SFAS No. 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. Bankshares does not expect the implementation of SFAS No. 160 to have a material impact on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force (EITF) issued Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted. Bankshares does not expect the implementation of EITF 06-4 to have a material impact on its consolidated financial statements.

In November 2006, the EITF issued Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10). In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted. Bankshares does not expect the implementation of EITF 06-10 to have a material impact on its consolidated financial statements.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB No. 109). SAB No. 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Bankshares does not expect the implementation of SAB No. 109 to have a material impact on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Use of a Simplified Method in Developing Expected Term of Share Options (SAB No. 110). SAB No. 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB No. 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Bankshares does not expect the implementation of SAB No. 110 to have a material impact on its consolidated financial statements.

3.	Fair value assets and liabilities (FVO)

As a result of electing to record trading securities, brokered certificates of deposit and long-term Federal Home Loan Bank of Atlanta (FHLB) advances at fair value pursuant to the provisions of SFAS No. 159 as of January 1, 2007, Bankshares recorded the following adjustment to opening retained earnings:

	As of January 1,	Net Decrease to	As of January 1,
	2007 prior to	Retained Earnings	2007 after Adoption
	Adoption of FVO	Upon Adoption	of FVO

Trading securities	$174,682	$(4,135)	$170,547
Interest-bearing deposits (brokered certificates of deposit)	112,559	(165)	112,394
FHLB advances	50,000	214	50,214

Pre-tax cumulative effect of adopting fair value option		(4,086)
Increase in deferred tax asset		1,343

Cumulative effect of adopting fair value option		$(2,743)

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The following table outlines the fair value position of assets and liabilities accounted for under SFAS No. 159 as of December 31, 2007:

					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	2007
	Value	(Level 1)	(Level 2)	(Level 3)	Results*

Trading securities	$84,950	$—	$84,950	$—	$(510)
Interest-bearing deposits (brokered certificates of deposit)	110,226	—	110,226	—	(332)
FHLB advances	76,615	—	76,615	—	(1,830)

					$(2,672)

For the assets and liabilities selected for fair value accounting, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves.

Interest income and expense is accounted for using the level yield method on the accrual basis of accounting. Changes in fair values associated with fluctuations in market values reported above are reported as “Trading activity and fair value adjustments” on the Consolidated Statements of Operations.

4.	TRADING SECURITIES

Bankshares adopted the provisions of SFAS No. 159 effective January 1, 2007. The following table reflects our trading securities and effective yield on the instruments as of December 31, 2007.

	Fair
	Value	Yield

Trading securities:
U.S. government corporations and agencies	$64,281	5.79%
PCMOs	20,669	5.33%

Total trading securities	$84,950	5.68%

At December 31, 2007, trading securities with a carrying value of $81.9 million were pledged to secure repurchase agreements, Federal Home Loan Bank advances, public deposits and for other purposes required or permitted by law. Proceeds from sales and calls of trading securities were $140.1 million for the year ended December 31, 2007.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
5.	INVESTMENT SECURITIES, AVAILABLE-FOR-SALE AND HELD-TO-MATURITY
The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2007 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Municipal securities	$20,604	$44	$(310)	$20,338
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	4,534	—	—	4,534

Total	$26,394	$44	$(310)	$26,128

There were no held-to-maturity investments as of December 31, 2007.

The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2006 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. government corporations and agencies	$60,282	$—	$(1,883)	$58,399
U.S. government agency CMOs & PCMOs	90,100	7	(1,518)	88,589
U.S. government agency MBS	24,300	—	(606)	23,694
Municipal securities	25,373	140	(204)	25,309
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,472	—	—	3,472

Total	$204,783	$147	$(4,211)	$200,719

Held-to-maturity securities:
Certificate of deposit	$100	$—	$—	$100

Total	$100	$—	$—	$100

The available-for-sale amortized cost and fair value of securities as of December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issues may have the right to call or prepay obligations without any penalties. Management expects these securities to prepay or be called prior to their contractual maturity.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Due after one year through five years	$—	$—
Due after five years through ten years	3,635	3,592
Due after ten years	16,969	16,746
Restricted securities	5,790	5,790

Total	$26,394	$26,128

Proceeds from sales and calls of securities available for sale were $9.9 million, $22.8 million and $39.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Gross gains of $88 thousand, $16 thousand and $106 thousand and gross losses of $38 thousand, $156 thousand and $127 thousand were realized on these sales during 2007, 2006 and 2005, respectively. The tax provision (benefit) applicable to the net realized gain (loss) amounted to $17 thousand, ($48) thousand and ($7) thousand, respectively.

At December 31, 2007 and 2006, available-for-sale securities with a carrying value of $19.8 million and $186.4 million, respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank advances, public deposits and for other purposes required or permitted by law.

The following table is a presentation of the aggregate amount of unrealized loss in investment securities as of December 31, 2007 and 2006. The aggregate is determined by summation of all the related securities that have a continuous loss at year end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of year end.

	2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Municipal securities	$11,244	$(262)	$4,227	$(48)	$15,471	$(310)

Total temporarily impaired investment securities	$11,244	$(262)	$4,227	$(48)	$15,471	$(310)

There are a total of 35 municipal investment securities that have an unrealized loss as of December 31, 2007. The investment securities are obligations of entities that are excellent credit risks. The impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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

	2006
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government corporations and agencies	$—	$—	$58,399	$(1,883)	$58,399	$(1,883)
U.S. government agency CMOs and PCMOs	1,579	(2)	84,490	(1,516)	86,069	(1,518)
U.S. government agency MBS	—	—	23,694	(606)	23,694	(606)
Municipal securities	3,210	(35)	7,261	(169)	10,471	(204)

Total temporarily impaired investment securities	$4,789	$(37)	$173,844	$(4,174)	$178,633	$(4,211)

6.	LOANS

Loans are summarized as follows at December 31:

	2007	2006

Real estate:
Residential real estate	$78,462	$96,490
Commercial real estate	151,017	125,972
Construction	114,305	99,636

Total real estate	343,784	322,098
Commercial	50,736	52,280
Consumer	3,704	4,409

Gross loans	398,224	378,787

Less: unearned discounts and fees	—	(111)
Less: allowance for loan losses	(6,411)	(4,377)

Net loans	$391,813	$374,299

As of December 31, 2007 and 2006, there were $195 thousand and $893 thousand respectively in checking account overdrafts that were reclassified on the balance sheet as loans.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
7.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows for the year ended December 31:

	2007	2006	2005

Balance, beginning of year	$4,377	$3,422	$2,300

Provision for loan losses	5,824	1,020	1,142

Loans charged off	(3,847)	(71)	(25)
Recoveries of loans charged off	57	6	5

Net charge-offs	(3,790)	(65)	(20)

Balance, end of year	$6,411	$4,377	$3,422

Impaired loans and non-accrual loans are summarized as follows for the year ended December 31:

	2007	2006	2005

Impaired loans without a valuation allowance	$1,310	$183	$—
Impaired loans with a valuation allowance	18,700	636	1,830

Total impaired loans	$20,010	$819	$1,830

Valuation allowance related to impaired loans	$2,163	$126	$115

Average investment in impaired loans	$17,752	$632	$1,537

Interest income recognized on impaired loans	$1,296	$35	$82

Interest income recognized on a cash basis on impaired loans	$1,296	$35	$82

There were no non-accrual loans excluded from impaired loan disclosures as of December 31, 2007, 2006 and 2005.
8.	INTANGIBLE ASSETS AND GOODWILL

On November 15, 2005, Alliance Bank Corporation acquired all of the stock of Danaher Insurance Agency, Inc, a Virginia based insurance agency. Upon consummation of the transaction, the agency was renamed, Alliance Insurance Agency, Inc. The Bank paid $2,975,000 in cash (including escrows) for the stock in the agency. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately, $1.6 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS No. 142. The value of goodwill and transaction costs was $1.5 million as of December 31, 2007 and 2006.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
On December 14, 2006, Alliance Insurance Agency acquired certain assets and liabilities of Battlefield Insurance Agency, Inc and Northern Virginia Insurance Agency, Inc. both Virginia based insurance agencies. AIA paid a total of $2,385,000, of which $1,500,000 was in cash with contract payments of $295,000 due each of the next three years amounting to $885,000. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately, $1.0 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS No. 142. The value of goodwill and transaction costs was $1.4 million as of December 31, 2007 and 2006.

On April 5, 2007, Alliance Insurance Agency acquired certain assets and liabilities of the Thomas Agency, Inc., a Virginia based insurance agency. AIA paid a total of $1,050,000, of which $875,000 was in cash and $175,000 was in restricted common stock of Bankshares. In addition, Earnout Payment Amounts up to $350,000 for the insurance operation’s performance in calendar years 2007, 2008 and 2009 may be paid out if performance objectives are achieved. The value of goodwill, intangible and transaction costs was $1.05 million as of December 31, 2007.

For the year ended December 31, 2007, amortization expense for all insurance agencies was $318 thousand, compared to $166 thousand for December 31, 2006. Amortization of customer intangibles for both insurance agencies will be $336 thousand annually for 2008 through 2012.

9.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31:

	2007	2006

Leasehold improvements	$1,405	$1,303
Furniture, fixtures and equipment	4,846	4,416

	6,251	5,719

Less: accumulated depreciation and amortization	(4,145)	(3,325)

Premises and equipment, net	$2,106	$2,394

Depreciation and amortization charged to operations in 2007, 2006 and 2005 totaled $851 thousand, $851 thousand, and $847 thousand, respectively.
10.	FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2007, we have a credit line of $170.4 million with the Federal Home Loan Bank of Atlanta. In order to borrow under the arrangement we secure the borrowings with investment securities and loans. As of December 31, 2007, we pledged available-for-sale investment securities and trading securities with a par value of $56.0 million and loans with a value of $199.5 million to facilitate current and future transactions.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The contractual maturities of the current long-term Federal Home Loan Bank of Atlanta advances are as follows:

	December 31, 2007
Type of Advance	Interest Rate	Advance Term	Maturity Date	Par Value	Fair Value

Adjustable Rate Credit	3.73%	5 years	2008	$10,000	$9,972
Convertible*	4.71%	3 years	2010	25,000	25,518
Convertible*	4.21%	5 years	2011	15,000	15,339
Convertible*	4.28%	15 years	2021	25,000	25,786

Total FHLB advances				$75,000	$76,615

	December 31, 2006
Type of Advance	Interest Rate	Advance Term	Maturity Date	Par Value

Adjustable Rate Credit	3.94%	5 years	2008	$10,000
Convertible*	4.21%	5 years	2011	15,000
Convertible*	4.62%	15 years	2021	25,000

Total FHLB advances				$50,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
The weighted average interest rate was 4.33% and 4.26% as of December 31, 2007 and 2006, respectively.

11.	TRUST PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated statements of condition of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2007 was 8.14% compared to 8.51% as of December 31, 2006.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
A portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier I capital. Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At December 31, 2007 and 2006, the entire amount was considered Tier I capital.
12.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2007	2006	2005

Current	$(84)	$2,563	$2,380
Deferred tax (benefit)	(1,579)	(404)	(686)

Income tax expense (benefit)	$(1,663)	$2,159	$1,694

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2007	2006	2005

Computed at the expected statutory rate	$(1,532)	$2,257	$1,949
Tax exempt income, net	(232)	(152)	(252)
Other	101	54	(3)

Income tax expense (benefit)	$(1,663)	$2,159	$1,694

The components of the net deferred tax assets and liabilities are as follows:

	2007	2006
Deferred tax assets:
Bad debt expense	$2,180	$1,488
Deferred rent	41	58
Deferred loan fees, net	—	36
Depreciation and amortization	184	94
Other	319	47
Fair value adjustment	787	—
Unrealized loss on available-for-sales securities	90	1,381

	3,601	3,104

Deferred tax liabilities:
Deferred loan costs, net	93	—
Other	177	61

	270	61

Net deferred tax assets	$3,331	$3,043

Bankshares files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, Bankshares is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2004.

Bankshares adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
13.	OPERATING EXPENSES

The components of other operating expenses for the years ended December 31, were as follows:

	2007	2006	2005

Business development	$774	$814	$702
Office expense	961	1,372	1,062
Bank operations expense	1,216	1,063	977
Data processing	723	567	508
Professional fees	1,046	975	798
Intangible amortization	318	166	—
Other	1,380	978	851

Total	$6,418	$5,935	$4,898

14.	RELATED PARTY TRANSACTIONS AND LETTERS OF CREDIT

Bankshares grants loans and letters of credit to its executive officers, directors and their affiliated entities. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features. The aggregate amount of such loans outstanding at December 31, 2007 and 2006 was approximately $440 thousand and $404 thousand, respectively. During 2007, new loans and line of credit advances to such related parties amounted to $115 thousand in the aggregate and payments amounted to $79 thousand in the aggregate.

Bankshares also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2007 and 2006 amounted to $3.2 million and $3.0 million, respectively.

15.	COMMITMENTS AND CONTINGENCIES

As members of the Federal Reserve System, Bankshares is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2007 and 2006, the aggregate amounts of daily average required balances were $5.2 million and $14.1 million, respectively.

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. Bankshares does not anticipate losses as a result of these transactions. See Note 17 with respect to financial instruments with off-balance-sheet risk. Bankshares is obligated under several operating leases, with initial terms of three to ten years, for its office locations and branch sites.

Total rental expense for the occupancy leases for the years ended December 31, 2007, 2006 and 2005 was $1.7 million, $1.6 million, and $1.0 million, respectively. Bankshares also leases office equipment and vehicles pursuant to operating leases with various expiration dates. Total rental expense for office equipment and vehicles for the years ended December 31, 2007, 2006 and 2005 was $221 thousand, $219 thousand and $137 thousand, respectively.

Bankshares leases office space for seven of its branch locations, three of its mortgage lending locations, four of its insurance agency locations and corporate headquarters location. These non-cancelable agreements, which expire through April 2018, in some instances require payment of certain operating charges. At December 31, 2007, minimum annual rental commitments under these leases (in thousands) are as follows:

2008	$1,808
2009	1,706
2010	1,497
2011	1,501
2012	1,488
Thereafter	4,997

Total	$12,997

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
16.	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosures of Cash Flow Information (in thousands):

	2007	2006	2005
Interest paid during the year	$21,097	$16,613	$10,236

Income taxes paid during the year	$1,575	$3,275	$1,305

Supplemental Disclosures of Noncash Activities:
Fair value adjustment for securities	$3,798	$1,703	$(3,393)

Transfer of loans to foreclosed assets	$4,999	$—	$—

17.	DEPOSITS

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2007 and 2006 was $57.8 million and $109.9 million, respectively. Brokered deposits totaled $145.7 million and $122.6 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of time deposits (in thousands) are as follows:

2008	$153,266
2009	45,741
2010	13,766
2011	4,941
2012	4,750

Total	$222,464

Bankshares has made a special effort to obtain deposits from title and mortgage loan closing companies. These balances represent a substantial portion of our non-interest bearing deposits, which creates a real estate industry concentration.

Certificates of deposit with a face value of $110.2 million are carried at fair value of $110.7 million as of December 31, 2007.

18.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Bankshares’ exposure to credit loss is represented by the contractual amount of these commitments. Bankshares follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2007	2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$67,607	$117,152
Standby letters of credit	4,003	3,849

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

At December 31, 2007, Bankshares had rate lock commitments to originate mortgage loans totaling $544 thousand and loans held for sale of $1.9 million. It is management’s intent to enter into corresponding commitments, on a best-efforts basis, to sell these loans to third-party investors.

From time to time Bankshares will enter into forward purchase agreements for investment securities. These purchases generally will settle within 90 days of the end of the reporting period. As of December 31, 2007, Bankshares had no forward purchase commitments.

Bankshares maintains cash accounts and Federal funds sold in other commercial banks. The amount on deposit with correspondent institutions, including Federal funds sold at December 31, 2007, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $1.3 million.

19.	SIGNIFICANT CONCENTRATIONS

Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area, with a smaller portion in the Fredericksburg area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. Commercial real estate loans are 37.9% of the total gross loan portfolio as of December 31, 2007 and total real estate loans are 86.3% of the total gross loan portfolio as of December 31, 2007.

20.	EMPLOYEE BENEFITS

Bankshares has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate immediately on employment provided they are age 21 or older. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. Bankshares currently matches 50% of employee contributions up to 6%. Matching contributions totaled $146 thousand, $164 thousand and $84 thousand, for the years ended December 31, 2007, 2006 and 2005, respectively. Bankshares may also make, but is not required to make, a discretionary contribution for each participant. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. No discretionary contributions were made by Bankshares during the years ended December 31, 2007, 2006 and 2005.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
21.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Under SFAS 157, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS 157.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon our own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of Bankshares.

On January 1, 2007 Bankshares adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) and Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). The following balance sheet items were selected for fair value accounting: trading securities, FHLB advances and brokered certificates of deposit.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair values (SFAS 107 disclosures).

Cash, Short-Term Investments and Federal Funds Sold

For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Trading Securities

Trading assets are recorded at fair value and consist of securities held for trading purposes. The valuation method for trading securities is the same as securities classified as available for sale. (see below)

AFS Securities

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

Loans Held for Sale

Fair value is based on selling price arranged by arms-length contracts with third parties.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Loans Receivable

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

At December 31, 2007 and 2006, the carrying amounts and fair values of loan commitments and standby letters of credit were immaterial.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The estimated fair values of Bankshares’ financial instruments are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$10,121	$10,121	$21,918	$21,918
Federal funds sold	1,256	1,256	11,727	11,727
Trading securities	84,950	84,950	—	—
AFS securities	26,128	26,128	200,819	200,819
Loans, net	391,813	392,422	374,299	377,584
Loans held for sale	1,925	1,925	18,534	18,534
Accrued interest receivable	3,983	3,983	4,132	4,132

Financial liabilities:
Noninterest-bearing deposits	$66,152	$66,152	$158,728	$158,728
Interest-bearing deposits	188,447	179,494	312,605	300,497
Interest-bearing deposits, at fair value	110,665	110,665	—	—
Short-term borrowings	38,203	38,061	53,197	52,731
FHLB advances	76,615	76,615	50,000	50,000
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	2,709	2,709	2,926	2,926
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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
22.	REGULATORY MATTERS
Federal and state banking regulations place certain restrictions on cash dividends paid and loans or advances made by the Bank to Bankshares. The total amount of dividends which may be paid at any date is generally limited to a portion of retained earnings as defined. As of December 31, 2007, the aggregate amount of unrestricted funds, which could be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval, totaled $7.9 million or 17.3% of consolidated net assets. As of December 31, 2007, 2006 and 2005, no cash dividends were declared.

As a member of the Federal Reserve Bank system, the Bank is required to subscribe to shares of $100 par value Federal Reserve Bank stock equal to 6% of the Bank’s capital and surplus. The Bank is only required to pay for one-half of the subscription. The remaining amount is subject to call when deemed necessary by the Board of Governors of the Federal Reserve.

Bankshares (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Bankshares’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bankshares and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt correction action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that Bankshares and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent calculation per established guidelines from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Bankshares’ and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the table.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Consolidated	$54,817	12.9%	$33,923	8.0%	N/A	N/A
Alliance Bank Corporation	$53,915	12.7%	$33,864	8.0%	$42,330	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$49,571	11.7%	$16,962	4.0%	N/A	N/A
Alliance Bank Corporation	$48,669	11.5%	$16,932	4.0%	$25,398	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$49,571	9.0%	$21,978	4.0%	N/A	N/A
Alliance Bank Corporation	$48,669	8.9%	$21,947	4.0%	$27,434	5.0%

As of December 31, 2006:
Total Capital (to Risk Weighted Assets)
Consolidated	$66,307	15.0%	$35,468	8.0%	N/A	N/A
Alliance Bank Corporation	$58,769	13.3%	$35,404	8.0%	$44,255	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$61,930	14.0%	$17,734	4.0%	N/A	N/A
Alliance Bank Corporation	$54,392	12.3%	$17,702	4.0%	$26,553	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$61,930	9.7%	$25,452	4.0%	N/A	N/A
Alliance Bank Corporation	$54,392	8.6%	$25,419	4.0%	$31,774	5.0%

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
23.	STOCK OPTION PLAN

Effective June 30, 1999, as amended on May 28, 2003 and June 22, 2005, Bankshares established an incentive and non-qualified stock option plan called Alliance Bankshares Corporation 1999 Stock Option Plan (1999 Plan). The 1999 Plan is administered by the Board of Directors of Bankshares acting upon recommendations made by the Compensation Committee appointed by the Board. The 1999 Plan is currently authorized to grant a maximum of 1,143,675 shares to directors, key employees and consultants. All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006. The options are granted at the fair market value of Bankshares common stock at the date of grant. The term of the options shall not exceed ten years from the date of grant. The options vest on a schedule determined by the Compensation Committee based on financial performance criteria.

Effective June 13, 2007, Bankshares established a new incentive stock option plan called Alliance Bankshares Corporation 2007 Incentive Stock Plan (2007 Plan). The 2007 Plan is administered by the Compensation Committee appointed by the Board. The maximum number of shares authorized is 200,000 common shares. The 2007 Plan permits the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and stock awards to employees, non-employee directors and non-employee service providers. The options are granted at the fair market value of Bankshares common stock at the date of grant. The term of the options shall not exceed ten years from the date of grant. The options vest on a schedule determined by the Compensation Committee based on financial performance criteria.

The 1999 Plan and the 2007 Plan are summarized in the following tables.

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	December 31,
	2007	2006	2005

Dividend yield	0.00%	0.00%	0.00%
Expected life	6.69 years	5.00 years	6.29 years
Expected volatility	21.92%	21.35%	23.03%
Risk-free interest rate	4.42%	4.99%	4.28%
The expected volatility is based on historical volatility. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on Bankshares’ history and expectation of dividend payouts.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
A summary of the status of Bankshares stock option plan is presented below:

	2007			2006		2005
		Weighted			Weighted		Weighted
		Average	Average		Average		Average
	Number of	Exercise	Intrinsic*	Number of	Exercise	Number of	Exercise
	Shares	Price	Value	Shares	Price	Shares	Price

Outstanding at January 1	858,281	$8.96		862,256	$6.17	756,226	$4.89
Granted	207,000	11.47		20,975	16.18	133,285	13.99
Forfeited	(36,223)	14.50		(6,450)	14.90	(6,900)	14.15
Exercised	(96,391)	4.18		(18,500)	8.05	(20,355)	6.78

Outstanding at December 31	932,667	$9.80	$2.41	858,281	$8.96	862,256	$6.17

Exercisable at end of year	650,958	$8.76	$2.41	683,285	$8.05	644,741	$7.78

Weighted-average fair value per option of options granted during the year	$3.99			$4.86		$4.75

*	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of Bankshares’ stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.
The status of the options outstanding at December 31, 2007 is as follows:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Number	Exercise
Outstanding	Life	Price	Exercisable	Price

244,268	2 years	$3.87	244,268	$3.87
11,644	4 years	$4.25	11,644	$4.25
53,389	5 years	$4.71	53,389	$4.71
142,169	6 years	$9.51	142,169	$9.51
155,825	7 years	$15.99	155,595	$16.00
107,697	8 years	$13.93	41,992	$13.85
12,675	9 years	$16.29	1,901	$16.29
205,000	10 years	$11.43	—	$—

932,667	6.5 years	$9.80	650,958	$8.76

All options granted, available, and exercisable under the Plan have been restated giving effect to the common stock dividends distributed by Bankshares.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
24.	EARNINGS (LOSS) PER SHARE
The following shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of diluted potential common stock. All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a 15% stock dividend distributed on June 30, 2006. Potential dilutive common stock had no effect on income available to common shareholders.

	2007		2006		2005
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	5,356,187	$(0.53)	5,536,771	$0.81	5,518,743	$0.74

Effect of dilutive securities, stock options	—		385,704		348,042

Diluted earnings (loss) per share	5,356,187	$(0.53)	5,922,475	$0.76	5,866,785	$0.69

Average shares of 459,240, 120,750 and 143,750 have been excluded from the earnings per share calculation for 2007, 2006 and 2005, respectively, because their effects were anti-dilutive.
25.	COMMON STOCK REPURCHASED
In May 2007, the Board of Directors authorized a common stock buyback program to purchase up to 300,000 common shares as market conditions dictate over the twelve months ending May 14, 2008. On August 2, 2007 and on December 19, 2007, Bankshares announced the program was increased by 250,000 and 5,000 common shares, respectively, up to a maximum of 555,000 common             shares. As of December 31, 2007, 555,000 common shares at an average price of $12.06 were repurchased. The following table shows the amounts of common stock repurchased by quarter:

Quarter	Shares	Average Price
First	—	$—
Second	227,200	14.04
Third	298,500	10.79
Fourth	29,300	6.98

Total	555,000	$12.06

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
26.	PARENT ONLY FINANCIAL INFORMATION
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Cash	$569	$6,839
Investment in subsidiaries	54,831	57,099
Other assets	736	1,071

Total assets	$56,136	$65,009

Liabilities
Trust preferred capital notes	$10,310	$10,310
Other liabilities	93	62

Total liabilities	$10,403	$10,372

Stockholders’ Equity
Common stock	$20,427	$22,206
Capital surplus	25,082	29,126
Retained earnings	400	5,987
Accumulated other comprehensive (loss), net	(176)	(2,682)

Total stockholders’ equity	$45,733	$54,637

Total liabilities and stockholders’ equity	$56,136	$65,009

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income
Interest income	$—	$—	$—

Expenses
Interest expense	$929	$896	$717
Professional fees	195	138	89
Other expense	108	165	91

Total expense	$1,232	$1,199	$897

Loss before income tax (benefit) and undistributed income (loss) of subsidiaries	$(1,232)	$(1,199)	$(897)

Income tax (benefit)	(419)	(407)	(305)

Loss before undistributed income of subsidiaries	$(813)	$(792)	$(592)

Undistributed income (loss) of subsidiaries	(2,031)	5,271	4,650

Net income (loss)	$(2,844)	$4,479	$4,058

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$(2,844)	$4,479	$4,058
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Undistributed (income) loss of subsidiaries	2,031	(5,271)	(4,650)
Increase in other assets	(132)	(213)	(91)
Increase in accrued expenses	780	404	60

Net cash (used in) operating activities	(165)	(601)	(623)

Cash Flows from Investing Activities
Increase in investment in subsidiaries	—	—	(5,000)

Net cash (used in) investing activities	—	—	(5,000)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	588	149	171
Common stock repurchased	(6,693)	—	—

Net cash provided by (used in) financing activities	(6,105)	149	171

Cash and Cash Equivalents
Net (decrease) in Cash and Cash Equivalents	(6,270)	(452)	(5,452)
Beginning of Year	6,839	7,291	12,743

End of Year	$569	$6,839	$7,291

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
27.	SEGMENT REPORTING
Bankshares has three reportable segments: traditional commercial banking, a mortgage banking business, and insurance agencies. Revenues from commercial banking operations consist primarily of interest earned on loans, investment securities, trading account assets and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Insurance agency revenues consist of property and casualty commissions, contingency commissions and employee benefits commissions. For the year ended December 31, 2005, insurance agency commissions were $103 thousand. Therefore, the insurance agency income was not a reportable segment in 2005.
The commercial banking segment provides the mortgage banking segment with the short term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over its cost to borrow funds. These transactions are eliminated in the consolidation process.
The following tables present segment information for the years ended December 31, 2007, 2006 and 2005:

	2007
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agencies	Eliminations	Totals
Revenues:
Interest income	$38,330	$441	$—	$(419)	$38,352
Gain on sale of loans	—	1,059	—	—	1,059
Insurance commissions	—	—	3,294	—	3,294
Net loss on trading activities	(2,672)	—	—	—	(2,672)
Other	524	—	—	—	524

Total operating income	36,182	1,500	3,294	(419)	40,557

Expenses:
Interest expense	20,880	419	—	(419)	20,880
Provision for loan loss	5,824	—	—	—	5,824
Salaries and employee benefits	6,489	737	1,644	—	8,870
Other	8,435	469	586	—	9,490

Total operating expenses	41,628	1,625	2,230	(419)	45,064

Income (loss) before income taxes	$(5,446)	$(125)	$1,064	$—	$(4,507)

Total assets	$541,198	$2,621	$1,957	$(4,514)	$541,262

Capital expenditures	$546	$—	$110	$—	$656

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	2006
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agencies	Eliminations	Totals
Revenues:
Interest income	$39,595	$660	$—	$(680)	$39,575
Gain on sale of loans	—	4,110	—	—	4,110
Insurance commissions	—	—	1,618	—	1,618
Other	293	6	—	—	299

Total operating income	39,888	4,776	1,618	(680)	45,602

Expenses:
Interest expense	18,522	680	—	(680)	18,522
Provision for loan loss	1,020	—	—	—	1,020
Salaries and employee benefits	5,714	3,758	776	—	10,248
Other	7,199	1,691	284	—	9,174

Total operating expenses	32,455	6,129	1,060	(680)	38,964

Income (loss) before income taxes	$7,433	$(1,353)	$558	$—	$6,638

Total assets	$644,367	$22,280	$515	$(22,791)	$644,371

Capital expenditures	$1,284	$249	$23	$—	$1,556

	2005
	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agencies	Eliminations	Totals
Revenues:
Interest income	$29,054	$694	$—	$(819)	$28,929
Gain on sale of loans	—	2,997	—	—	2,997
Other	507	10	—	—	517

Total operating income	29,561	3,701	—	(819)	32,443

Expenses:
Interest expense	10,501	819	—	(819)	10,501
Provision for loan loss	1,142	—	—	—	1,142
Salaries and employee benefits	5,254	2,657	—	—	7,911
Other	5,844	1,293	—	—	7,137

Total operating expenses	22,741	4,769	—	(819)	26,691

Income (loss) before income taxes	$6,820	$(1,068)	$—	$—	$5,752

Total assets	$610,854	$9,021	$—	$(8,390)	$611,485

Capital expenditures	$335	$260	$—	$—	$595

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Disclosure controls and Procedures. Bankshares, under the supervision and with the participation of Bankshares’ management, including Bankshares’ Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Bankshares’ disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Bankshares’ disclosure controls and procedures are effective to ensure that information required to be disclosed by Bankshares in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations and that such information is accumulated and communicated to Bankshares’ management, including Bankshares’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Bankshares’ disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares or its subsidiary to disclose material information otherwise required to be set forth in Bankshares’ periodic reports.
     Management’s Report on Internal Control over Financial Reporting. Management of Bankshares is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Bankshares’ internal control over financial reporting is designed to provide reasonable assurance to Bankshares’ management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management assessed the effectiveness of Bankshares’ internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2007, Bankshares’ internal control over financial reporting was effective based on those criteria.
     Bankshares’ internal control over financial reporting as of December 31, 2007 has been audited by Yount, Hyde & Barbour, P.C., the independent registered public accounting firm, that also audited Bankshares’ consolidated financial statements included in this Annual Report on Form 10-K. Yount, Hyde & Barbour, P.C.’s attestation report on the effectiveness of Bankshares’ internal control over financial reporting appears on page 42 hereof.

     Changes in Internal Controls. During the course of the assessment discussed above, management identified certain aspects of Bankshares’ internal control over financial reporting that it felt could be strengthened beyond what currently existed. As a result, Bankshares’ implemented various changes to its internal control over financial reporting in the fourth quarter of 2007. In particular, Bankshares has enhanced controls related to the review of changes made to its deposit and loan accounts that are performed by employees in the general course of their duties. Bankshares enhanced its internal controls over the clerical aspects of the financial reporting processes. Bankshares believes these changes have improved the overall control environment over its internal control over financial reporting.

Item 9B. Other Information
     None.
PART III.
     Except as otherwise indicated, information called for by the following items under Part III is contained in the proxy statement for Bankshares’ 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) to be held in June 2008.
Item 10. Directors, Executive Officers and Corporate Governance
     Information with respect to Bankshares’ directors and audit committee is contained in the 2008 Proxy Statement under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference. All other information required by this item is contained in the 2008 Proxy Statement under the captions “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” and is incorporated herein by reference.
Item 11. Executive Compensation
     Information regarding executive compensation is contained in the 2008 Proxy Statement under the captions “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. Information regarding director compensation is contained in the 2008 Proxy Statement under the caption “Director Compensation,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning stock ownership by directors, executive officers and five percent beneficial owners is contained in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference. Information regarding equity securities of Bankshares that are authorized for issuance under equity compensation plans is contained in the 2008 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information regarding transactions with management is contained in the 2008 Proxy Statement under the caption “Interest of Management in Certain Transactions” and “Meetings and Committees of the Board of Directors” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information regarding principal accountant fees and services and pre-approval policies is contained in the 2008 Proxy Statement under the caption “Principal Accountant Fees and Services” and “Pre-Approval Policies,” and is incorporated herein by reference.
PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a) Exhibits
2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

2.2	Stock Purchase Agreement dated October 6, 2005, by and between Thomas P. Danaher, Thomas P. Danaher and Company, Inc. and Alliance Bank Corporation (incorporated by reference to Exhibit 10.9 to Form 8-K filed October 12, 2005).

2.3	Asset Purchase Agreement dated as of September 13, 2006 by and between Battlefield Insurance Agency, Inc., Northern Virginia Insurance Agency, Inc., Oswald H. Skewes, Jr. and Alliance/Battlefield Insurance Agency, LLC (incorporated by reference to Exhibit 2.3 to Form 8-K filed September 19, 2006).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).
Certain instruments relating to capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1 *	Alliance Bankshares Corporation Stock Option Plan, as restated effective March 25, 2003, and further amended April 27, 2005 (incorporated by reference to Appendix A to the definitive proxy statement filed May 2, 2005).

10.1.1*	Form of Stock Option Agreement for Alliance Bankshares Corporation Stock Option Plan (incorporated by reference to Exhibit 10.1.1 to Form 10-K filed March 31, 2006).

10.2*	Employment Agreement between Alliance Bank and Thomas A. Young, Jr. dated March 1, 2003 (incorporated by reference to Exhibit 10.30 to Form 10-QSB filed May 15, 2003).

10.3*	Amended and Restated Employment Agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 10, 2007).

10.4*	Amended and Restated Employment Agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 10, 2007).

10.6*	Amended and Restated Employment Agreement between Alliance Bank and Frank H. Grace, III dated March 1, 2007 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed May 10, 2007).

10.7*	Base Salaries of Named Executive Officers.

10.8*	Non-Employee Director Compensation.

10.9*	Employment Agreement between Thomas P. Danaher and Company, Inc. (now, Alliance Insurance Agency, Inc.) and Thomas P. Danaher dated November 15, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K filed November 21, 2005).

10.10*	Employment agreement between Alliance Bank and John B. McKenney, III, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.10 to Form 10-Q filed May 10, 2007).

10.11*	Alliance Bankshares Corporation 2007 Incentive Stock Plan, effective as of June 13, 2007 (incorporated by reference to Appendix A to definitive proxy statement filed April 30, 2007).

10.12*	Form of Stock Option Agreement for Alliance Bankshares Corporation 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.12 to Form 8-K filed November 9, 2007).

21	Subsidiaries of the Registrant.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

*	Management Contracts

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

March 31 , 2008 Date	/s/ Thomas A. Young, Jr. Thomas A. Young, Jr. President & Chief Executive Officer (principal executive officer)

March 31, 2008	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr. Executive Vice President & Chief Financial Officer (principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31 , 2008 Date	/s/ Harvey E. Johnson, Jr. Harvey E. Johnson, Jr.
Chairman of the Board of Directors

March 31 , 2008	/s/ William M. Drohan

Date	William M. Drohan
Director

March 31 , 2008	/s/ Lawrence N. Grant

Date	Lawrence N. Grant
Director

March 31 , 2008	/s/ Serina Moy

Date	Serina Moy
Director

March 31 , 2008	/s/ George S. Webb

Date	George S. Webb
Director

March 31 , 2008	/s/ Robert G. Weyers

Date	Robert G. Weyers
Director

March 31 , 2008	/s/ Oliver T. Carr, III

Date	Oliver T. Carr, III
Director

March 31 , 2008	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr.
Director, President & Chief Executive Officer
(principal executive officer)

March 31 , 2008	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer (principal financial and accounting officer)