Form 10-Q
period 2008-03-31
ALLIANCE BANKSHARES CORP
filed 2008-05-16
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 9, 2008, the number of outstanding shares of registrant’s common stock, par value $4.00 per share, was: 5,106,819.
ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
March 31, 2008, December 31, 2007 and March 31, 2007
(Dollars in thousands)

	March	December	March
	31,	31,	31,
	2008	2007	2007
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$26,294	$10,121	$25,363
Federal funds sold	2,935	1,256	16,589
Trading securities, at fair value	89,355	84,950	154,583
Investment securities available-for-sale, at fair value	25,320	26,128	28,513
Investment securities held-to-maturity, at amortized cost	—	—	100
Loans held for sale	2,209	1,925	8,656
Loans, net of allowance for loan losses of $5,421, $6,411 and $4,470	372,647	391,813	379,060
Premises and equipment, net	1,997	2,106	2,352
Other real estate owned	14,200	4,277	—
Goodwill and intangibles	6,339	6,338	5,498
Accrued interest and other assets	13,071	12,348	9,167

TOTAL ASSETS	$554,367	$541,262	$629,881

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$78,969	$66,152	$124,861
Savings and NOW deposits	38,911	42,603	45,055
Money market deposits	35,077	34,045	19,649
Time deposits ($89,259, $110,665 and $108,094 at fair value)	235,121	222,464	221,291

Total deposits	388,078	365,264	410,856

Repurchase agreements, federal funds purchased and other borrowings	57,383	38,203	73,329
Federal Home Loan Bank advances ($26,443, $76,615 and $74,943 at fair value)	51,443	76,615	74,943
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	3,580	5,137	4,569
Commitments and contingent liabilities	—	—	—

Total liabilities	510,794	495,529	574,007

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized;
5,106,819, 5,106,819 and 5,551,477 shares issued and outstanding at March 31, 2008, December 31, 2007 and March 31, 2007, respectively	20,427	20,427	22,206
Capital surplus	25,153	25,082	29,126
Retained earnings (deficit)	(1,678)	400	4,586
Accumulated other comprehensive (loss), net	(329)	(176)	(44)

Total stockholders’ equity	43,573	45,733	55,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$554,367	$541,262	$629,881

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
(Dollars in thousands, except for per share data)

	2008	2007
INTEREST INCOME:
Loans	$6,241	$7,742
Investment securities	299	348
Trading securities	1,109	1,868
Federal funds sold	46	81

Total interest income	7,695	10,039

INTEREST EXPENSE:
Savings and NOW deposits	169	193
Time deposits	2,851	2,693
Money market deposits	239	177
Repurchase agreements, federal funds purchased and other borrowings	1,267	2,243

Total interest expense	4,526	5,306

Net interest income	3,169	4,733

Provision for loan losses	550	305

Net interest income after provision for loan losses	2,619	4,428

OTHER INCOME:
Insurance commissions	1,063	896
Deposit account service charges	78	110
Gain on residential mortgage loan sales	60	660
Net gain on sale of available-for-sale securities	2	72
Trading activity and fair value adjustments	(2,555)	143
Other operating income	43	53

Total other income (loss)	(1,309)	1,934

OTHER EXPENSES:
Salaries and employee benefits	2,294	2,383
Occupancy expense	545	510
Equipment expense	235	250
Operating expenses	1,390	1,456

Total other expenses	4,464	4,599

INCOME (LOSS) BEFORE INCOME TAXES	(3,154)	1,763

Income tax expense (benefit)	(1,076)	556

NET INCOME (LOSS)	$(2,078)	$1,207

Net income (loss) per common share, basic	$(0.41)	$0.22

Net income (loss) per common share, diluted	$(0.41)	$0.21

Weighted average number of shares, basic	5,106,819	5,551,477

Weighted average number of shares, diluted	5,106,819	5,824,498

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
(Dollars in thousands)

				Accumulated		Total
			Retained	Other		Stock-
	Common	Capital	Earnings	Comprehensive	Comprehensive	holders’
	Stock	Surplus	(Deficit)	Loss	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2006	$22,206	$29,126	$5,987	$(2,682)		$54,637

COMPREHENSIVE INCOME:

Net income	—	—	1,207	—	$1,207	1,207
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $(25)	—	—	—	—	45	—
Less: reclassification adjustment, net income taxes of $25	—	—	—	—	(47)	—

Other comprehensive (loss), net of tax	—	—	—	(2)	(2)	(2)

Total comprehensive income	—	—	—	—	$1,205	—

Cumulative effect of adoption of SFAS No. 159	—	—	(2,608)	2,640		32

BALANCE, MARCH 31, 2007	$22,206	$29,126	$4,586	$(44)		$55,874

BALANCE, DECEMBER 31, 2007	$20,427	$25,082	$400	$(176)		$45,733

COMPREHENSIVE (LOSS):

Net loss	—	—	(2,078)	—	$(2,078)	(2,078)
Other comprehensive (loss), net of tax:
Unrealized holding losses on securities available-for-sale, net of tax of $(78)	—	—	—	—	(152)	—
Less: reclassification adjustment, net income taxes of $1	—	—	—	—	(1)	—

Other comprehensive (loss), net of tax	—	—	—	(153)	(153)	(153)

Total comprehensive (loss)	—	—	—	—	$(2,231)	—

Stock-based compensation expense	—	71	—	—		71

BALANCE, MARCH 31, 2008	$20,427	$25,153	$(1,678)	$(329)		$43,573

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
(Dollars in thousands)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,078)	$1,207
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	420	236
Loss on disposal of fixed assets	—	124
Provision for loan losses	550	305
Origination of loans held for sale	(5,411)	(28,404)
Proceeds from sale of loans held for sale	5,187	38,942
Gain on loan sales	(60)	(660)
Stock-based compensation expense	71	73
Net gain on sale of securities available-for-sale	(2)	(72)
Trading activity and fair value adjustments	2,555	55
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(10,569)	(515)
Other liabilities	(1,557)	(325)

Net cash provided by (used in) operating activities	(10,894)	10,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(1,679)	(4,862)
Purchase of securities available-for-sale	(4,354)	(2,399)
Proceeds from sale of securities available-for-sale	4,343	6,761
Net change in trading securities	(4,773)	16,418
Net change in FHLB stock	636	(2,726)
Net change in loan portfolio	18,616	(5,066)
Purchase of premises and equipment	(138)	(245)

Net cash provided by investing activities	12,651	7,881

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	12,817	(33,867)
Savings and NOW deposits	(3,692)	(5,590)
Money market deposits	1,032	260
Time deposits	10,079	(21,280)
Repurchase agreements, federal funds purchased and other borrowings	19,180	20,132
FHLB advances	(25,000)	24,943

Net cash provided by (used in) financing activities	14,416	(15,402)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,173	3,445

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,121	21,918

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,294	$25,363

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. General
     Alliance Bankshares Corporation (Bankshares) is a bank holding company that conducts substantially all of its operations through its subsidiaries. Alliance Bank Corporation (the Bank) is state-chartered and is a member of the Federal Reserve System. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia submarket and a smaller division in the Fredericksburg area.
     In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF was a wholly-owned mortgage banking subsidiary of the Bank and originated residential mortgages for subsequent sale. AHF did not maintain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced it would restructure its mortgage banking operations conducted by AHF and create a division within the Bank. As a result, Alliance Bank Mortgage Division (ABMD) was created. ABMD is a small, self-contained unit servicing Bank clients and some additional third party business.
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
     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of March 31, 2008, December 31, 2007 and March 31, 2007, the results of operations for the three month periods ended March 31, 2008 and 2007, and cash flows for the three month periods ended March 31, 2008 and 2007. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

     Operating results for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of full year financial results.
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
     Included within salaries and employee benefits expense for the three months ended March 31, 2008 is $71 thousand of stock-based compensation, compared to the three months ended March 31, 2007 which had $73 thousand of stock-based compensation. As of March 31, 2008 and December 31, 2007, there was $659 thousand and $651 thousand, respectively, of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period.
     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. There were no grants for the first quarter in 2008. The weighted average assumptions for grants in the first quarter of 2007 were: price volatility of 20.50%, risk-free interest rates of 4.55%, dividend rate of 0.00% and expected lives of 6.63 years.

     Stock option plan activity for the three months ended March 31, 2008 is summarized below:

Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2008	932,667	$9.80
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2008	932,667	$9.80	5.5	$374

Exercisable at March 31, 2008	658,983	$8.84	5.5	$374

2. Fair Value Assets and Liabilities (FVO)
     Bankshares elected to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157) and Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159) effective January 1, 2007.
     As a result of electing to record trading securities, specific brokered certificates of deposit and specific long-term Federal Home Loan Bank of Atlanta (FHLB) advances on an instrument-by-instrument basis at fair value pursuant to the provisions of SFAS No. 159 as of January 1, 2007, Bankshares reduced opening retained earnings by $2.7 million.
Fair Value Hierarchy
     Under SFAS No. 157, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

     The following table outlines the fair value position of assets and liabilities accounted for under SFAS No. 159 as of March 31, 2008:

		Quoted	Significant	Significant	Total Changes
		Prices in	Other	Other	in Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	Current
	Value	(Level 1)	(Level 2)	(Level 3)	Quarter
	(dollars in thousands)
Trading securities	$89,355	$—	$89,355	$—	$(487)

Interest-bearing deposits (brokered certificates of deposit)	89,259	—	89,259	—	(525)
FHLB advances	26,443	—	26,443	—	(1,543)

					$(2,555)

     For the assets and liabilities selected for fair value accounting, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. Management intends to use fair value accounting in the future on a case by case basis. If the fair value measurement provides a better evaluation of the instruments and related performance it will be used.
     Interest income and expense is accounted for using the level yield method on the accrual basis of accounting. Changes in fair values associated with fluctuations in market values reported above are reported as “Trading activity and fair value adjustments” on the Consolidated Statements of Operations.

3. Trading Securities
     Bankshares early adopted the provisions of SFAS No. 159 effective January 1, 2007. The following table reflects our trading assets and effective yield on the instruments as of the periods indicated:

	March 31,		December 31,		March 31,
	2008		2007		2007
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Trading securities:
U.S. government corporations & agencies [1]	$75,606	5.21%	$64,281	5.79%	$58,385	4.45%
U.S. government agency CMOs	—	0.00%	—	0.00%	24,339	4.27%
PCMOs	13,749	5.38%	20,669	5.33%	53,397	5.14%
U.S. government agency MBS	—	0.00%	—	0.00%	18,462	4.16%

Total trading securities	$89,355	5.24%	$84,950	5.68%	$154,583	4.63%

[1]	Includes SBA securities of $41,890, $44,734 and $0 respectively.
4. Investment Securities, Available-for-Sale and Held-to-Maturity
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at March 31, 2008 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-sale securities:
Municipal securities	$20,664	$62	$(560)	$20,166
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,898	—	—	3,898

Total available-for-sale securities	$25,818	$62	$(560)	$25,320

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2007 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-sale securities:
Municipal securities	$20,604	$44	$(310)	$20,338
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	4,534	—	—	4,534

Total available-for-sale securities	$26,394	$44	$(310)	$26,128

     There were no held-to-maturity investments for either period reported.
     The following tables present the aggregate amount of unrealized loss in investment securities as of March 31, 2008 and December 31, 2007. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

			March 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Municipal securities	$16,325	$(546)	$279	$(14)	$16,604	$(560)

Total temporarily impaired investment securities	$16,325	$(546)	$279	$(14)	$16,604	$(560)

     As of March 31, 2008, 37 municipal securities have an unrealized loss totaling $560 thousand.  The investment securities are obligations of entities that management believes are excellent credit risks. Management believes the impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.

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

			December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Municipal securities	$11,244	$(262)	$4,227	$(48)	$15,471	$(310)

Total temporarily impaired investment securities	$11,244	$(262)	$4,227	$(48)	$15,471	$(310)

5. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages as of the dates indicated:

	March 31,		December 31,
	2008		2007
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Real estate:
Residential real estate	$79,421	21.0%	$78,462	19.7%
Commercial real estate	145,451	38.5%	151,017	37.9%
Construction	101,236	26.8%	114,305	28.7%

Total real estate	326,108	86.3%	343,784	86.3%
Commercial	47,401	12.5%	50,736	12.8%
Consumer	4,559	1.2%	3,704	0.9%

Gross loans	378,068	100.0%	398,224	100.0%

Less: allowance for loan losses	(5,421)		(6,411)

Net loans	$372,647		$391,813

6. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2008	2007	2007
	(dollars in thousands)
Balance, beginning of period	$6,411	$4,377	$4,377
Provision for loan losses	550	5,824	305
Loans charged off	(1,627)	(3,847)	(218)
Recoveries of loans charged off	87	57	6

Net charge-offs	(1,540)	(3,790)	(212)

Balance, end of period	$5,421	$6,411	$4,470

      Impaired loans and non-accrual loans are summarized as follows as of the dates indicated:

	March 31,	December 31,
	2008	2007
	(dollars in thousands)
Impaired loans without a valuation allowance	$—	$1,310
Impaired loans with a valuation allowance	10,394	18,700

Total impaired loans	$10,394	$20,010

Valuation allowance related to impaired loans	$1,262	$2,163

Average investment in impaired loans	$23,112	$17,752

Interest income recognized on impaired loans	$181	$1,296

Interest income recognized on a cash basis on impaired loans	$181	$1,296

      There were no non-accrual loans excluded from impaired loan disclosures as of March 31, 2008 and December 31, 2007.
7. Intangibles and Goodwill
     On November 15, 2005, the Bank acquired all of the stock of Danaher Insurance Agency, Inc., a Virginia based insurance agency, and formed AIA. The Bank paid $2,975,000 in cash (including escrows) for the stock in the agency. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately $1.6 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS No. 142. The value of goodwill and transaction costs was $1.5 million as of March 31, 2008 and December 31, 2007.

     On December 14, 2006, AIA acquired certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc., both Virginia based insurance agencies. AIA paid a total of $2,385,000, of which $1,500,000 was in cash with contract payments of $295,000 due each of the next three years amounting to $885,000. Pursuant to this agreement, the first $295,000 was paid out in the first quarter of 2008. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately $1.0 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS No. 142. The value of goodwill and transaction costs was $1.5 million as of March 31, 2008 and $1.4 million as of December 31, 2007.
     On April 5, 2007, AIA acquired certain assets and liabilities of the Thomas Agency, Inc., a Virginia based insurance agency. AIA paid a total of $1,050,000, of which $875,000 was in cash and $175,000 was in restricted common stock of Bankshares. In addition, earnout payment amounts up to $350,000 for the insurance operation’s performance in calendar years 2007, 2008 and 2009 may be paid out if performance objectives are achieved. As of March 31, 2008, no payments have been made. The value of goodwill and transaction costs was $1.05 million as of March 31, 2008 and December 31, 2007.
     For the three months ended March 31, 2008, amortization expense for all insurance agencies was $84 thousand. Amortization of customer intangibles for all insurance agencies is estimated at $336 thousand annually for 2008 through 2011.
8. Long-Term Federal Home Loan Bank Advances
     Bankshares has a variety of advances (fixed, floating and convertible) with the FHLB, some of which are accounted for on a fair value basis, and some of which are accounted for on a cost basis.

     At March 31, 2008 and December 31, 2007, par values on a fair value accounting basis were $25.0 million and $75.0 million, respectively, and mature through 2021. The contractual maturities of the long-term FHLB advances accounted for on a fair value accounting basis are as follows for the dates indicated:

	March 31, 2008 on a Fair Value Basis
	Interest	Advance	Maturity	Par	Fair
Type of Advance	Rate	Term	Date	Value	Value
	(dollars in thousands)
Convertible*	2.33%	15 years	2021	$25,000	$26,443

Total FHLB advances				$25,000	$26,443

	December 31, 2007 on a Fair Value Basis
	Interest	Advance	Maturity	Par	Fair
Type of Advance	Rate	Term	Date	Value	Value
	(dollars in thousands)
Adjustable rate credit	3.73%	5 years	2008	$10,000	$9,972
Convertible*	4.71%	3 years	2010	25,000	25,518
Convertible*	4.21%	5 years	2011	15,000	15,339
Convertible*	4.28%	15 years	2021	25,000	25,786

Total FHLB advances				$75,000	$76,615

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     During the first quarter of 2008, we prepaid two of our long-term advances, totaling $40.0 million with an effective interest rate of 4.52%.
     The weighted average interest rate was 2.33% and 4.33% as of March 31, 2008 and December 31, 2007, respectively.
     At March 31, 2008 Bankshares had one long-term FHLB advance accounted for on a cost basis totaling $25.0 million that matures in 2012. The following table reflects the long-term FHLB advances accounted for on a cost basis:

	March 31, 2008 on a Cost Basis
	Interest	Advance	Maturity	Par
Type of Advance	Rate	Term	Date	Value
	(dollars in thousands)
Convertible*	1.99%	4 years	2012	$25,000

Total FHLB advances				$25,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     There were no long-term advances accounted for on a cost basis as of December 31, 2007.
9. Trust Preferred Capital Notes
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

The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 5.95% on March 31, 2008 and 8.14% on December 31, 2007.
10. Earnings Per Share
     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders for the periods presented.

	2008		2007
		Per		Per
		Share		Share
Three Months Ended March 31,	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	5,106,819	$(0.41)	5,551,477	$0.22

Effect of dilutive securities, stock options	—		273,021

Diluted earnings (loss) per share	5,106,819	$(0.41)	5,824,498	$0.21

Net income (loss) utilized in the earnings per share calculations above:	$(2,078,000)		$1,207,000

     Average shares of 932,667 and 160,575 have been excluded from the calculation for the three months ended March 31, 2008 and March 31, 2007, respectively, because their effects were anti-dilutive.

11. Segment Reporting
     Bankshares has two reportable segments: traditional commercial and mortgage banking, and insurance agencies. Revenues from commercial and mortgage banking operations consist primarily of interest earned on loans, investment securities, trading account assets, fees from deposit services, interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Insurance agency revenues consist of property and casualty commissions, contingency commissions, and employee benefits commissions.
     The commercial banking operation provides the mortgage banking division with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking division interest based on a premium over its cost to borrow funds. These transactions are eliminated in the consolidation process.
     The following tables present segment information for the three month periods ended March 31, 2008 and 2007:

SEGMENT REPORTING

	For the Three Months Ended
	March 31, 2008
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
		(dollars in thousands)
Revenues:
Interest income	$7,709	$—	$(14)	$7,695
Gain on sale of loans	60	—	—	60
Insurance commissions	—	1,063	—	1,063
Trading activity and fair value adjustments	(2,555)	—	—	(2,555)
Other	123	—	—	123

Total operating income	5,337	1,063	(14)	6,386

Expenses:
Interest expense	4,540	—	(14)	4,526
Provision for loan losses	550	—	—	550
Salaries and employee benefits	1,814	480	—	2,294
Other	2,017	153	—	2,170

Total operating expenses	8,921	633	(14)	9,540

Income (loss) before income taxes	$(3,584)	$430	$—	$(3,154)

Total assets	$557,440	$1,542	$(4,615)	$554,367

Capital expenditures	$131	$7	$—	$138

	For the Three Months Ended
	March 31, 2007
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agency	Eliminations	Totals
		(dollars in thousands)
Revenues:
Interest income	$10,202	$—	$(163)	$10,039
Gain on sale of loans	660	—	—	660
Insurance commissions	—	896	—	896
Trading activity and fair value adjustments	143	—	—	143
Other	235	—	—	235

Total operating income	11,240	896	(163)	11,973

Expenses:
Interest expense	5,469	—	(163)	5,306
Provision for loan losses	305	—	—	305
Salaries and employee benefits	2,012	371	—	2,383
Other	2,089	127	—	2,216

Total operating expenses	9,875	498	(163)	10,210

Income before income taxes	$1,365	$398	$—	$1,763

Total assets	$641,297	$1,092	$(12,508)	$629,881

Capital expenditures	$202	$43	$—	$245

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bankshares, the Bank, ABMD and AIA, on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007 and the unaudited consolidated financial statements and accompanying notes included elsewhere in this report.
Internet Access to Corporate Documents
     Information about Bankshares can be found on the Bank’s website at www.alliancebankva.com. Under “Documents/SEC Filings” in the Investor Relations section of the website, Bankshares posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those documents as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the SEC). All such filings are available at no charge.
     The information available on the Bank’s website is not part of this Quarterly Report on Form 10-Q or any other report filed by Bankshares with the Securities and Exchange Commission.
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “ anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Effects of implementation of certain balance sheet strategies;

•	Impacts of fair value accounting;

•	Timing of expected implementation of certain balance sheet strategies;

•	Anticipated growth of our insurance company;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia, Fredericksburg, and the greater Washington, D.C. Metropolitan region;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	Sustained weakness in the local housing market;

•	Additional negative changes in the national and local home mortgage market;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our use of technology or the use of technology by key competitors;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards;

•	Changes in regulatory requirements and/or restrictive banking legislation; and

•	Other factors described from time to time in our SEC filings.
     Because of these and other uncertainties, our actual results and performance may be materially different from results indicated by these forward-looking statements. In addition, our past results of operations are not necessarily indicative of future performance.
     We caution you that the above list of important factors is not exclusive. These forward-looking statements are made as of the date of this report, and we may not update these forward-looking statements to reflect the impact of any circumstances or events that arise after the date the forward-looking statements are made.
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
Goodwill
     Bankshares adopted SFAS No. 142, Goodwill and Other Intangible Assets, (SFAS No. 142) effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Based on the results of these tests, Bankshares concluded that there was no impairment, and no write-downs were recorded. Additionally, under SFAS No. 142, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life. The costs of other intangible assets, based on independent valuation and/or internal valuations, are being amortized over their estimated lives not to exceed fifteen years.
Share-Based Compensation
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Bankshares adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Overview
     Bankshares’ primary financial goals are to maximize earnings and to deploy capital in profitable growth initiatives that will enhance shareholder value. Bankshares tracks the performance of our two principal business activities: commercial and mortgage banking and our insurance agencies, in order to assess the level of success in achieving these goals.
     Four key items impacted our company and the financial results in the first quarter of 2008.
•	Migration of nonaccrual loans through the cycle to Other Real Estate Owned (OREO).

•	Charge-offs of $1.6 million related to nonaccrual loans foreclosed upon in the first quarter of 2008. In December 2007, we reported approximately $1.5 million of specific allocations of the allowance for loan losses against the loans that migrated to OREO in the first quarter.

•	We sold three pieces of OREO property for a total of $2.1 million in the first quarter of 2008. We have approximately $3.0 million under contract to settle in the second quarter of 2008.

•	We took significant steps to rebalance the Fair Value Liabilities during the quarter. We prepaid $40.0 million of long-term FHLB advances; $10.0 million of long-term FHLB advances matured and approximately $21.9 million of fair value brokered certificates of deposits matured. As of March 31, 2008, fair value assets amounted to $89.4 million compared to $115.7 million of fair value liabilities. The rebalancing of the fair value liabilities is expected to provide better correlation to the fair value movements in our fair value assets.
Principal Business Activities. An overview of the financial results for each of Bankshares’ principal segments is presented below. A more detailed discussion is included in “Results of Operations.”
     Commercial and Mortgage Banking: The Bank’s pre-tax loss was $3.6 million for the three months ended March 31, 2008 compared to $1.4 million pre-tax income for the same period in the prior year. The first quarter 2008 pre-tax loss includes the effects of $2.5 million related to the rebalancing and mark-to-market of the trading securities and the reversal of $341 thousand of interest income related to nonaccrual loans.

     In the first quarter of 2008, the Bank’s earnings were impacted by the mismatch in fair value assets and liabilities, the cost to carry nonperforming assets and higher interest expense levels. As of March 31, 2008, the Bank had $89.4 million in fair value trading assets and $115.7 million in fair value trading liabilities, as compared to $85.0 million in fair value trading assets and $187.3 million in fair value trading liabilities as of December 31, 2007. During the quarter we prepaid $40.0 million in FHLB advances and had maturities of fair value liabilities of $31.9 million.
     At December 31, 2007, Bankshares had nonaccrual loans totaling $17.1 million and OREO totaling $4.3 million. In the first quarter of 2008, the Bank’s nonaccrual loans were $4.0 million and OREO was $14.2 million. The nonaccrual loans relate to nine borrowers. The largest one is $2.1 million, which is secured by residential building lots in Northern Virginia. The remainder of nonaccrual loans is made up of first and second trusts on properties in the greater Washington, D.C. Metropolitan region. The OREO balance of $14.2 million as of March 31, 2008, reflects the shift from nonaccrual loans as of December 31, 2007 to OREO during the quarter. During the first three months of 2008, Bankshares had foreclosures totaling $13.4 million, charge-offs of $1.6 million against the allowance, and sales of $2.1 million.
     Total loans were $378.1 million as of March 31, 2008, compared to $398.2 million as of December 31, 2007, a decrease of $20.1 million.
     Total deposits amounted to $388.1 million as of March 31, 2008, compared to $365.3 million in total deposits as of December 31, 2007. Non-interest bearing deposits were $79.0 million, or 20.4% of total deposits as of March 31, 2008, an increase of $12.8 million compared to the December 31, 2007 level of $66.2 million.
     Bankshares is considered “well capitalized”, as stockholders’ equity amounted to $43.6 million as of March 31, 2008 and $45.7 million as of December 31, 2007.
     Insurance Agencies: Pre-tax income for AIA was $430 thousand for the three months ended March 31, 2008, an increase of $32 thousand, compared to $398 thousand for the same period in the prior year. Commission revenues for the three month period ended March 31, 2008 were $1.1 million, an increase of $167 thousand or 18.6%, compared to commission revenues of $896 thousand for the three month period ended March 31, 2007. The first quarter results for 2007 do not include the addition of FIG, which was acquired in April 2007.

Financial Performance Measures. Bankshares had a net loss for the three month period ended March 31, 2008 of $2.1 million compared to net income of $1.2 million for the same period in the prior year. The net loss of $2.1 million includes the effects of the portfolio rebalancing, mark-to-market of the trading portfolio and the reversal of interest income on nonaccrual loans. These results led to ($.41) basic and diluted loss per share for the quarter ended March 31, 2008. The basic earnings per share for the quarter ended March 31, 2007 were $.22 per common share and diluted earnings per share for the same period were $.21 per common share. Weighted average diluted shares outstanding were 5,106,819 for the three months ended March 31, 2008 compared to the prior year weighted average diluted shares outstanding of 5,824,498.
     Return on equity (ROE) on an annualized basis during the three months ended March 31, 2008 was (18.56)% compared to 8.82% for the same period in 2007. Return on assets (ROA) on an annualized basis for the three months ended March 31, 2008 was (1.53)% compared to .79% for the same period of 2007. Net interest margin was 2.57% for the three months ended March 31, 2008 compared to 3.31% for the three months ended March 31, 2007. The reversal of nonaccrual interest income reduced the first quarter 2008 net interest margin by 27 basis points.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended March 31, 2008 was $3.2 million compared to $4.8 million for the same period in 2007. Loan interest income decreased $1.5 million to $6.2 million in the three months ended March 31, 2008 compared to $7.7 million for the same period in 2007.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended March 31,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
			(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$389,585	$6,241	6.44%	$389,526	$7,742	8.06%
Trading securities	85,763	1,109	5.20%	162,928	1,868	4.65%
Investment securities	25,798	377	5.88%	31,233	432	5.61%
Federal funds sold	6,465	46	2.86%	5,639	81	5.83%

Total interest earning assets	507,611	7,773	6.16%	589,326	10,123	6.97%
Non-interest earning assets:
Cash and due from banks	17,747			19,207
Premises and equipment	2,086			2,427
Other real estate owned (OREO)	5,939			—
Other assets	19,804			16,399
Less: allowance for loan losses	(6,279)			(4,388)

Total non-interest earning assets	39,297			33,645

Total Assets	$546,908			$622,971

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$31,336	$161	2.07%	$35,673	$177	2.01%
Money market deposit accounts	36,755	239	2.62%	20,517	177	3.50%
Savings accounts	3,781	8	0.85%	3,658	16	1.77%
Time deposits(3)	232,892	2,851	4.92%	225,066	2,693	4.85%

Total interest-bearing deposits	304,764	3,259	4.30%	284,914	3,063	4.36%
FHLB advances(4)	74,159	688	3.73%	64,167	731	4.62%
Other borrowings	53,612	579	4.34%	111,068	1,512	5.52%

Total interest-bearing liabilities	432,535	4,526	4.21%	460,149	5,306	4.68%

Non-interest bearing liabilities:
Demand deposits	65,323			99,992
Other liabilities	4,022			7,335

Total liabilities	501,880			567,476
Stockholders’ Equity	45,028			55,495

Total Liabilities and Stockholders’ Equity	$546,908			$622,971

Interest Spread (5)			1.95%			2.30%

Net Interest Margin (6)		$3,247	2.57%		$4,817	3.31%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccruing loans of $3.9 million in 2008 and average nonaccruing loans of $608 thousand in 2007.

The Bank had interest income of $341 thousand excluded from the above mentioned loans in the first quarter of 2008.

(3)	Average fair value of time deposits as of March 31, 2008 and March 31, 2007 was $102,773 and $107,356, respectively.

(4)	Average fair value of FHLB advances as of March 31, 2008 and March 31, 2007 was $63,170 and $64,167, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $389.6 million for the three months ended March 31, 2008 compared to $389.5 million for the same period in 2007. The related interest income from loans was $6.2 million in 2008 compared to $7.7 million in 2007. The average yield on loans decreased from 8.06% in 2007 to 6.44% in 2008. The lower yield on loans for the first quarter of 2008 includes $341 thousand of reversed nonaccrual interest.
     Trading securities interest income for the three months ended March 31, 2008 was $1.1 million compared to $1.9 million for the three months ended March 31, 2007. The average yield on trading securities was 5.20% for the first quarter of 2008 compared to 4.65% for the first quarter of 2007. Trading securities averaged $85.8 million for the three months ended March 31, 2008, compared to $162.9 million for the three months ended March 31, 2007.
     Investment securities income was $377 thousand (on a fully tax equivalent basis) for the three months ended March 31, 2008 compared to $432 million for the three months ended March 31, 2007. The tax equivalent yield on investment securities for the three months ended March 31, 2008 was 5.88% compared to the March 31, 2007 yield of 5.61%. The average balance of investment securities was $25.8 million for the quarter ended March 31, 2008 compared to $31.2 million for the same quarter in 2007.
     Excess liquidity results in federal funds sold for Bankshares. The short-term investments in federal funds sold contributed $46 thousand to interest income in the three month period ended March 31, 2008 compared to $81 thousand for the same period in 2007.
     Total interest income (on a fully tax equivalent basis) was $7.8 million for the three months ended March 31, 2008 compared to $10.1 million for the three months ended March 31, 2007. Total average earning assets yielded 6.16% for the three months ended March 31, 2008 or 81 basis points lower than the yield of 6.97% for the same period in 2007.
     Total average interest-bearing liabilities (deposits and purchased funds) were $432.5 million in the first quarter of 2008 or $27.6 million less than the first quarter of 2007 level of $460.1 million. Interest expense for all interest-bearing liabilities amounted to $4.5 million for the three months ended March 31, 2008 compared to $5.3 million for the three months ended March 31, 2007. The average cost of interest-bearing liabilities for the first quarter of 2008 was 4.21%, or 47 basis points lower than the 2007 level of 4.68%.
     Non-interest bearing demand deposit balances averaged $65.3 million for the first quarter of 2008, or $34.7 million less than the 2007 level of $100.0 million. The local real estate economy remains soft and, as a result, title company and real estate closing company balances remained below the traditional levels experienced in the past.

     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Volume and Rate Analysis
(dollars in thousands)

	Three Months Ended March 31,
	2008 compared to 2007
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Investment securities	$(55)	$(76)	$21
Trading securities	(759)	(1,012)	253
Loans	(1,501)	1	(1,502)
Federal funds sold	(35)	14	(49)

Total (decrease) in interest income	(2,350)	(1,073)	(1,277)

Interest-Bearing Liabilities:
Interest-bearing deposits	196	183	13
Purchased funds	(976)	(479)	(497)

Total (decrease) in interest expense	(780)	(296)	(484)

(Decrease) in net interest income	$(1,570)	$(777)	$(793)

     Non-interest Income. The total non-interest loss amounted to $1.3 million during the three months ended March 31, 2008, a decrease of $3.2 million from the 2007 level non-interest income of $1.9 million. Our primary source of non-interest income is insurance commissions. Commission revenues added $1.1 million in operating income for the first quarter of 2008, compared to $896 thousand for the same period in 2007, an increase of $167 thousand. The first quarter results for 2007 do not include the addition of FIG, which was acquired in April 2007.
     Another source of non-interest income is gains on the sale of residential mortgage loans. Bankshares earned $60 thousand on the sale of mortgage loans through ABMD in the three months ended March 31, 2008, compared to $660 thousand in the three months ended March 31, 2007. Mortgage origination levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates.
     Bankshares earned $2 thousand on the sale of investment securities in the first three months of 2008, compared to $72 thousand in the first three months of 2007.

     As we repositioned our balance sheet in 2007, the items accounted for under SFAS No. 159 have generated a net loss for Bankshares. The bulk of the loss is the mark-to-market adjustments on liabilities. As Bankshares has downsized the total balance sheet, there has been a mismatch between assets and liabilities. This mismatch is causing more volatility in the financial results than expected. For the first quarter of 2008, the net loss on trading activity and fair value adjustments was $2.6 million.
     Non-interest Expense. Non-interest expense in the three months ended March 31, 2008 amounted to $4.5 million compared to the 2007 level of $4.6 million. Salaries and benefits expense for the three months ended March 31, 2008 was $2.3 million, or $89 thousand lower than the 2007 level of $2.4 million. Occupancy and equipment costs for the three months ended March 31, 2008 increased by $20 thousand over the 2007 level of $760 thousand. These increases can be partially attributed to the addition of FIG, which was acquired in April 2007. Other operating expenses were $1.4 million for the three months ended March 31, 2008, a decrease of $66 thousand from the three months ended March 31, 2007.
     Insurance Agencies. For the first quarter of 2008, commission revenues for AIA were $1.1 million, an increase of $167 thousand over the first quarter 2007 total of $896 thousand. Pre-tax income from AIA was $430 thousand for the three months ended March 31, 2008, compared to $398 thousand for the three months ended March 31, 2007.
     Income Taxes. We recorded an income tax benefit of $1.1 million in the first quarter of 2008 compared to an income tax expense of $556 thousand in 2007. Our effective tax rates were 34.1% for the three months ended March 31, 2008 and 31.5% for the three months ended March 31, 2007. The effective tax rate for 2007 is lower than the statutory rate of 34% due to the tax benefits of our municipal bond portfolio and the expenses of our holding company, Bankshares.
Analysis of Financial Condition
     Trading Securities. The trading portfolio has declined from the March 31, 2007 level of $154.6 million to $89.4 million at March 31, 2008. The March 31, 2008 effective portfolio yield is 5.24%. All of the PCMOs are rated AAA or Aaa by Moody’s, S&P or Fitch. Our general strategies are to reduce the portfolio volatility, add floating rate assets, reduce the size of the portfolio and reduce the size of the mortgage related assets within the portfolio. The accounting for the instruments on a fair value basis provides greater flexibility to the organization in monitoring and managing the company’s balance sheet.

     The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:

	March 31,		December 31,		March 31,
	2008		2007		2007
	Fair		Fair		Fair
Trading Securities	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. government corporations & agencies	$33,716	5.61%	$19,547	6.11%	$58,385	4.45%
U.S. government agency CMOs	—	0.00%	—	0.00%	24,339	4.27%
U.S. government agency MBS	—	0.00%	—	0.00%	18,462	4.16%
PCMOs [1]	13,749	5.38%	20,669	5.33%	53,397	5.14%
SBA securities [2]	41,890	4.89%	44,734	5.65%	—	0.00%

Totals	$89,355	5.24%	$84,950	5.68%	$154,583	4.63%

[1]	All PCMOs are rated AAA or Aaa by Moody’s, S&P or Fitch.

[2]	SBA securities are U.S. government agency securities. For presentation purposes, they are separated out on the table above.
     Investment Securities. On March 31, 2008, our investment portfolio contained municipal securities, Federal Reserve Bank stock, FHLB stock and other securities. The total amount of investment securities available-for-sale at March 31, 2008 was $25.3 million. The net effects of unrealized losses on the portfolio were $498 thousand, and amounted to 1.6% of the investment portfolio value as of March 31, 2008.
     Our investment portfolio at December 31, 2007 contained municipal securities, Federal Reserve Bank stock, FHLB stock and other securities. The total amount of investment securities available-for-sale at December 31, 2007 was $26.1 million. The net effects of unrealized losses on the portfolio were $266 thousand at December 31, 2007. The unrealized losses amounted to 1.0% of the investment portfolio value as of December 31, 2007.
     We actively manage our portfolio duration and composition with the changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements.

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of March 31, 2008:

	Maturities of Investment Securities
	March 31, 2008
			After One		After Five
	Within		Year but Within		Years but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(dollars in thousands)
Available-for-Sale Securities:
Municipal securities*	$—	0.00%	$—	0.00%	$401	5.88%	$20,263	6.03%	$20,664	6.03%
Other securities	—	0.00%	—	0.00%	—	0.00%	5,154	4.55%	5,154	4.55%

Total available-for-sale securities	$—	0.00%	$—	0.00%	$401	5.88%	$25,417	5.73%	$25,818	5.73%

*	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
     Loan Portfolio. We categorize our loans into five primary classifications: commercial real estate, real estate construction, residential real estate, commercial and consumer. The loan portfolio, net of discounts and fees, was $378.1 million at March 31, 2008, compared to $398.2 million at December 31, 2007 and $383.5 million at March 31, 2007.
     Commercial real estate loans were $145.5 million or 38.5% of the loan portfolio as of March 31, 2008. This compares to $151.0 million or 37.9% as of December 31, 2007 and $138.4 million or 36.1% as of March 31, 2007. Loans in this category are generally amortizing over 15 to 25 year periods and carry adjustable rates which reset every one to five years, indexed against like-maturity Treasury instruments.
     The real estate construction category of our loan portfolio generally falls into two primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual condominium units, and residential construction loans to builders for resale. This category totaled $101.2 million or 26.8% of our portfolio as of March 31, 2008, compared to $114.3 million and 28.7% of the portfolio as of December 31, 2007 and $95.9 million or 25.0% as of March 31, 2007.
     Residential real estate loans (home equity and fixed rate trusts) were $79.4 million or 21.0% of the loan portfolio as of March 31, 2008, compared to $78.5 million, or 19.7% as of December 31, 2007, and $94.1 million or 24.5% as of March 31, 2007. This category consists of two different loan types: home equity loans (“HELOCs”), which are secured by secondary financing on residential real estate and represent the most significant portion of the category, and first mortgage loans secured by single family residences not held for sale through ABMD.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration (SBA) loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. Commercial loans represent $47.4 million or 12.5% of the loan portfolio as of March 31, 2008, compared to $50.7 million and 12.8% of the loan portfolio at December 31, 2007, and $51.1 million and 13.3% of the loan portfolio at March 31, 2007.

     Allowance for Loan Losses. The allowance for loan losses was $5.4 million at March 31, 2008, or 1.43% of loans outstanding, compared to $6.4 million, or 1.61% of loans outstanding, at December 31, 2007. We have allocated $1.3 million and $2.2 million, respectively, of our allowance for loan losses at March 31, 2008 and December 31, 2007 for specific nonperforming loans. (These ratios exclude loans held for sale.) In the first three months of 2008, we had net charge-offs of $1.5 million compared to net charge-offs of $212 thousand for the three months ended March 31, 2007. Approximately $1.3 million of the charge-offs for the first quarter specifically relate to loans from December 31, 2007 for which a specific reserve was calculated.
     In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by the organization, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, nonaccruing and potential problem loans, and the quality of collateral securing loans. After charging off all known losses which have been incurred in the loan portfolio, management considers the allowance for loan losses adequate to cover its estimate of probable losses. A more detailed discussion of the allowance for loan losses is contained in the “Critical Accounting Policies” discussion earlier. In addition, we have a third party loan review performed annually. This review covers the entire loan portfolio.
     Performing Loans with a Specific Allowance Allocation. The principal amount of impaired loans was $6.4 million as of March 31, 2008 and $2.9 million as of December 31, 2007. The majority of the $6.4 million is made up of three loans, one for $2.5 million which is a single family residence under construction, one for $1.6 million which is a series of equipment loans and a line of credit to a single borrower involved in real estate development activities, and one for $1.3 million which is secured by a completed available for sale single family residence in Northern Virginia. The remainder of the balance of impaired loans as of March 31, 2008 relates to $932 thousand which is a first and second trust on an office condominium in Northern Virginia.
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
     At March 31, 2008, Bankshares had $4.0 million of nonaccrual loans, compared to nonaccrual loans of $17.1 million as of December 31, 2007. The majority of the $4.0 million relates to a loan for $2.1 million which is secured by residential building lots in Northern Virginia. The remainder of the balance is $1.9 million to eight borrowers on first and second trusts on properties in the greater Washington, D.C. Metropolitan region.

     Other Real Estate Owned (OREO). In the first quarter of 2008, we had loans classified as OREO on the balance sheet totaling $14.2 million. This balance reflects the shift from nonaccrual loans as of December 31, 2007 to OREO as of March 31, 2008 and relates specifically to a single borrower with five projects. As of December 31, 2007, the project loans were $8.0 million and consisted of two single family residential construction loans and three real estate (land) loans. The two homes had pending sales contracts of $3.9 million, one of which settled in the first quarter of 2008. We expect the completion and sale of the other home to occur in the second quarter of 2008. The project loans total $6.1 million as of March 31, 2008. The remainder of the OREO balance consists of $2.6 million which are building lots in Northern Virginia, $2.3 million which is farmland/development acreage in the Winchester, Virginia area, $2.0 million which is secured by a completed available for sale single family residence in Northern Virginia, $585 thousand which is a two unit office condominium in Richmond, Virginia, $435 thousand which is a single family residence for sale in Fredericksburg, Virginia, $171 thousand which is a single family residence in Central Virginia, and $125 thousand which is a residential building lot in a recreational development in Central Virginia.
     Total Non-Performing Assets. As of March 31, 2008, we had $24.6 million classified as non-performing assets on the balance sheet. The balance as of December 31, 2007 was $24.3 million.
     Specific Reserves. As of March 31, 2008, we had $1.3 million in specific reserves for non-performing assets. As of December 31, 2007, we had $2.2 million set aside for specific reserves.

	March 31,	December 31,
Credit Quality Information	2008	2007
	(dollars in thousands)
Non-performing assets:
Impaired loans (performing loans with a specific allowance)[1]	$6,385	$2,928
Nonaccrual loans	4,009	17,082
Other real estate owned (OREO)[2]	14,200	4,277

Total non-performing assets & past due loans	$24,594	$24,287

Specific reserves associated with impaired loans	$1,262	$2,163

[1]	Impaired loans are performing loans which have a risk rating of substandard, doubtful or loss and a specific allocation of the allowance for loan losses.

[2]	During the 2008 quarter there were foreclosures on non-accruing loans of $13.4 million, charge-offs of $1.6 million against the allowance, and sales of $2.1 million.
     Deposits. We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At March 31, 2008, the deposit portfolio was $388.1 million, compared to the December 31, 2007 level of $365.3 million.

     We have made a special effort to obtain deposits from title and mortgage loan closing companies, which generally provide a good source of non-interest bearing deposits. We have developed products and services using available technology that meet the needs of these customers. The balances on deposit with us tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits. These deposits are subject to significant reduction during slower real estate markets, as evidenced in 2007, and showing modest improvement in the first quarter of 2008. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. We have sold and will in the future sell trading and investment securities as a source of liquidity.
     As the business activity changes, and particularly if average title and mortgage loan closing deposits decline, we may occasionally use wholesale or brokered deposits. We use wholesale funding to offset funding gaps as necessary.
     At March 31, 2008 and December 31, 2007, we had $10.0 million of brokered deposits that relate to a state government program. Some of our wholesale brokered deposits are accounted for on a fair value basis; others are accounted for on a cost basis. As of March 31, 2008 and December 31, 2007, we had $47.5 million and $25.0 million, respectively, of wholesale brokered deposits accounted for on a cost basis. This type of funding is a tool to support the growth of the Bank and liquidity needs. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up from the following two categories: customer repurchase agreements and outstanding federal funds sold. Customer repurchase agreements amounted to $27.9 million at March 31, 2008, compared to $24.3 million at December 31, 2007. Outstanding federal funds purchased as of March 31, 2008 were $29.1 million, as compared to outstanding federal funds purchased of $13.8 million at December 31, 2007.
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
     FHLB Advances. The FHLB is a source of funding for the organization. During the periods presented we have used overnight advances (daily rate credit) to support our short-term liquidity needs. On a longer term basis we use FHLB advances to augment our long-term funding portfolio.

     In 2007, we elected to account for the four existing long-term FHLB advances at fair value or under FVO accounting.
     At December 31, 2007, we had four long-term advances totaling $75.0 million of par value or $76.6 million on a fair value basis. These advances had an effective interest rate of 4.33%. During the first quarter of 2008, we prepaid two of our long-term advances, totaling $40.0 million with an effective interest rate of 4.52%. In addition a long-term advance totaling $10.0 million with an interest rate of 3.73% matured.
     The following tables reflect the fair value advances in effect on March 31, 2008 and December 31, 2007:

	March 31, 2008 on a Fair Value Basis
	Interest	Advance	Maturity	Par	Fair
Type of Advance	Rate	Term	Date	Value	Value
	(dollars in thousands)
Convertible*	2.33%	15 years	2021	$25,000	$26,443

Total FHLB advances				$25,000	$26,443

	December 31, 2007 on a Fair Value Basis
	Interest	Advance	Maturity	Par	Fair
Type of Advance	Rate	Term	Date	Value	Value
	(dollars in thousands)
Adjustable rate credit	3.73%	5 years	2008	$10,000	$9,972
Convertible*	4.71%	3 years	2010	25,000	25,518
Convertible*	4.21%	5 years	2011	15,000	15,339
Convertible*	4.28%	15 years	2021	25,000	25,786

Total FHLB advances				$75,000	$76,615

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     The weighted average interest rate on fair value basis long-term FHLB advances was 2.33% and 4.33% as of March 31, 2008 and December 31, 2007, respectively.
     In the first quarter of 2008, Bankshares entered into a new long-term advance totaling $25.0 million with an interest rate of 1.99%. The following table shows the balance of the long-term advance on a cost basis as of March 31, 2008:

	March 31, 2008 on a Cost Basis
	Interest	Advance	Maturity	Par
Type of Advance	Rate	Term	Date	Value
	(dollars in thousands)
Convertible*	1.99%	4 years	2012	$25,000

Total FHLB advances				$25,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.

     The effects of the prepayments, maturity and new advances have significantly lowered the effective interest cost for the organization as we enter the second quarter of 2008. The weighted average interest rate on all long-term FHLB advances was 2.16% ($50.0 million of par value) and 4.33% ($75.0 million of par value) as of March 31, 2008 and December 31, 2007, respectively.
     Deposit Liabilities at Fair Value. Bankshares applied SFAS No. 159 to certain wholesale oriented liabilities as of January 1, 2007. Of these brokered certificates of deposit, $88.3 million in par value and $110.2 million in par value were reported under FVO accounting as of March 31, 2008 and December 31, 2007, respectively.
     During the first quarter of 2008, we had two brokered certificates of deposit mature, totaling $22.0 million with an average interest rate of 5.04%.
     The following table reflects the fair value of liabilities accounted for under SFAS No. 159 as of the dates indicated:

	March 31, 2008			December 31, 2007
	Par	Fair		Par	Fair
	Value	Value	Yield	Value	Value	Yield
	(dollars in thousands)
Brokered CDs	$88,296	$89,259	5.14%	$110,226	$110,665	5.12%
FHLB long-term advances	25,000	26,443	2.33%	75,000	76,615	4.33%

Total liabilities at fair value	$113,296	$115,702	4.52%	$185,226	$187,280	4.80%

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

     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost is being amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of March 31, 2008 and December 31, 2007 was 5.95% and 8.14%, respectively.
     Under the current bank regulatory guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At March 31, 2008 and December 31, 2007, the entire amount was considered Tier 1 capital.
     Capital. Both Bankshares and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $43.6 million as of March 31, 2008 compared to the December 31, 2007 level of $45.7 million. The change in equity is attributable to the net loss of $2.1 million, which reduced stockholders’ equity as of March 31, 2008. Book value per common share was $8.53 as of March 31, 2008 compared to $8.96 as of December 31, 2007.

     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of the dates indicated:

	Risk Based Capital Analysis
	March 31,	December 31,
	2008	2007
	(dollars in thousands)
Tier 1 Capital:
Common stock	$20,427	$20,427
Capital surplus	25,153	25,082
Retained earnings (deficit)	(1,678)	400
Less: disallowed intangible assets and goodwill	(6,339)	(6,338)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total Tier 1 Capital	47,563	49,571

Tier 2 Capital:
Qualifying allowance for loan losses	5,421	5,246

Total Tier 2 Capital	5,421	5,246

Total Risk Based Capital	$52,984	$54,817

Risk weighted assets	$438,738	$424,040

Quarterly average assets	$540,569	$549,454

	March 31,	December 31,	Regulatory
	2008	2007	Minimum
Capital Ratios:
Tier 1 risk based capital ratio	10.8%	11.7%	4.0%
Total risk based capital ratio	12.1%	12.9%	8.0%
Leverage ratio	8.8%	9.0%	4.0%
Equity to assets ratio	7.9%	8.4%	N/A

     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three	Year
	Months Ended	Ended
	March 31,	December 31,
	2008	2007
	(dollars in thousands)
Average total assets	$546,908	$580,947

Average stockholders’ equity	$45,028	$52,723

Net income	$(2,078)	$(2,844)

Cash dividends declared	$—	$—

Return on average assets (annualized)	-1.53%	-0.49%

Return on average stockholders’ equity (annualized)	-18.56%	-5.39%

Average stockholders’ equity to average total assets	8.23%	9.08%

     Concentrations. Bankshares operates in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area, with a smaller division in the Fredericksburg area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. The slowdown in the real estate market experienced in 2007 has caused developers to review projects carefully. Many projects have been delayed or cancelled in the face of current market conditions. This slower market has led to longer days on market in the residential real estate resale market and discounting and competitive pricing by home builders, which in turn has resulted in lower levels of title company deposits and slower movement of construction projects. The current environment presents challenges in real estate lending. Management is keenly aware of the real estate related concentrations and is closely monitoring the impact of changes on our clients and our business. Material changes in the economic situation of the region and/or the region’s real estate market could have an adverse impact on Bankshares.

Contractual Obligations
     In the normal course of business, Bankshares has various outstanding contractual obligations that will require future cash outflows. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require cash outflows.
Off-Balance Sheet Activities
     As of March 31, 2008, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS No. 141R establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. Bankshares does not expect the implementation to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires Bankshares to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Bankshares does not expect the implementation of SFAS No. 160 to have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. Bankshares does not expect the implementation of SFAS No. 161 to have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. In 2004, we engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project was the development of an in-depth ALM model that measures Net Interest Income (NII) and Economic Value of Equity (EVE) results on a monthly basis. The results indicate that we are positioned well for rising interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and, as of the most recent model run (February 2008), we are in compliance with all policy metrics. The short-term interest rate model (NII) indicates we are asset sensitive. The long-term interest rate model (EVE) indicates slightly declining EVE in a rising interest rate environment.
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
     The ALM results for February 29, 2008 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 5.1%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 4.9%. The results in both a rising and declining interest rate environment are within the policy guidelines.
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

     The table below shows ALM model results as of February 29, 2008 under various interest rate shocks:

	February 29, 2008
Interest Rate Shocks	NII	EVE
-200 bp	(9.3)%	4.9%
-100 bp	(4.9)%	2.6%
+100 bp	5.1%	(3.8)%
+200 bp	10.3%	(6.5)%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $85.6 million, or 15.4% of total assets, at March 31, 2008. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long term interest rate exposure. As an example, $45.4 million of the trading securities at March 31, 2008 are classified as greater than five years due to the contractual maturity of the instruments. Trading assets are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $45.4 million of trading assets as the “within three month” category, which further suggests an asset sensitive position for Bankshares.

     The following table reflects our March 31, 2008 “static” interest rate gap position:

	March 31, 2008
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$—	$25,320	$25,320
Trading securities	41,890	—	2,031	45,434	89,355
Loans held for sale	2,209	—	—	—	2,209
Loans	154,604	19,608	128,854	70,993	374,059
Interest-bearing deposits	200	—	—	—	200
Federal funds sold	2,935	—	—	—	2,935

Total interest earning assets	201,838	19,608	130,885	141,747	494,078

Interest-bearing liabilities:
Interest-bearing demand deposits	34,890	—	—	—	34,890
Money market deposit accounts	35,077	—	—	—	35,077
Savings accounts & IRAs	4,021	—	—	—	4,021
Time deposits, at fair value	9,874	55,152	24,233	—	89,259
Time deposits	17,762	82,547	34,865	10,688	145,862

Total interest-bearing deposits	101,624	137,699	59,098	10,688	309,109

FHLB advances, at fair value	—	—	—	26,443	26,443
FHLB advances	—	—	25,000	—	25,000
Repos	27,913	—	—	—	27,913
Other borrowings	29,470	—	—	—	29,470
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	169,317	137,699	84,098	37,131	428,245

Period Gap	$32,521	$(118,091)	$46,787	$104,616	$65,833

Cumulative Gap	$32,521	$(85,570)	$(38,783)	$65,833	$65,833

Cumulative Gap / Total Assets	5.87%	-15.44%	-7.00%	11.88%	11.88%

     Interest Rate Risk Management Summary. As part of our interest rate risk management, we typically use the investment portfolio to balance our interest rate exposure. The pricing of deposits is adjusted within the market area to favor money market or certificates of deposit depending on the need for floating or fixed rate liabilities. The pricing of loan products is a function of interest rate risk management strategies and the market conditions in the area. In many cases, interest rate risk pricing desires are not consistent with the general market, which requires us to balance our interest rate risk through other products. An example of this is that in a rising rate environment, the loan customer typically prefers fixed rate loans and banks typically desire floating rate loans. In this situation, we would add floating rate or adjustable securities or price certificates of deposit aggressively to balance the interest rate risk.

     The interest sensitivity position does not measure the impact of interest rate changes on the market value of our investment securities portfolio. Rising interest rates will cause a decline in the market value of our investment securities. A decline in the market value of the investment portfolio could make managing the net interest income exposure more difficult.
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent and within policy guidelines in the base case of our modeling efforts as of February 29, 2008.
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
     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
     There have been no material changes to the risks faced by Bankshares as previously disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

2.2	Stock Purchase Agreement dated as of October 6, 2005, by and between Thomas P. Danaher, Thomas P. Danaher and Company, Inc. and Alliance Bank Corporation (incorporated by reference to Exhibit 10.9 to Form 8-K filed October 12, 2005).

2.3	Asset Purchase Agreement dated as of September 13, 2006 by and between Battlefield Insurance Agency, Inc., Northern Virginia Insurance Agency, Inc., Oswald H. Skewes, Jr. and Alliance/Battlefield Insurance Agency, LLC (incorporated by reference to Exhibit 2.3 to Form 8-K filed September 19, 2006).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).

10.2	Employment Agreement between Alliance Bankshares Corporation, Alliance Bank Corporation, and Thomas A. Young, Jr., dated as of May 1, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 29, 2008).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

May 16, 2008	/s/ Thomas A. Young, Jr.
Date	Thomas A. Young, Jr.
President & Chief Executive Officer
(principal executive officer)

May 16, 2008	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President &
Chief Financial Officer
(principal financial and accounting officer)