Form 10-Q
period 2008-06-30
ALLIANCE BANKSHARES CORP
filed 2008-08-11
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 8, 2008, the number of outstanding shares of registrant’s common stock, par value $4.00 per share, was: 5,106,819.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
June 30, 2008, December 31, 2007 and June 30, 2007
(Dollars in thousands)

	June	December	June
	30,	31,	30,
	2008	2007	2007
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$26,321	$10,121	$26,708
Federal funds sold	15,265	1,256	6,523
Trading securities, at fair value	98,514	84,950	112,017
Investment securities available-for-sale, at fair value	24,354	26,128	28,494
Investment securities held-to-maturity, at amortized cost	—	—	100
Loans held for sale	1,087	1,925	3,721
Loans, net of allowance for loan losses of $5,502, $6,411 and $4,899	366,667	391,813	384,676
Premises and equipment, net	2,073	2,106	2,247
Other real estate owned	14,495	4,277	367
Goodwill and intangibles	6,368	6,338	6,318
Accrued interest and other assets	14,418	12,348	9,949

TOTAL ASSETS	$569,562	$541,262	$581,120

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$89,173	$66,152	$113,332
Savings and NOW deposits	47,333	42,603	49,361
Money market deposits	27,959	34,045	22,089
Time deposits ($78,964, $110,665 and $97,620 at fair value)	261,810	222,464	204,507

Total deposits	426,275	365,264	389,289

Repurchase agreements, federal funds purchased and other borrowings	35,075	38,203	50,165
Federal Home Loan Bank advances ($25,871, $76,615 and $74,671 at fair value)	50,871	76,615	74,671
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	4,752	5,137	4,025
Commitments and contingent liabilities	—	—	—

Total liabilities	527,283	495,529	528,460

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,106,819, 5,106,819 and 5,380,981 shares issued and outstanding at June 30, 2008, December 31, 2007 and June 30, 2007, respectively	20,427	20,427	21,524
Capital surplus	25,223	25,082	27,115
Retained earnings (deficit)	(2,766)	400	4,455
Accumulated other comprehensive (loss), net	(605)	(176)	(434)

Total stockholders’ equity	42,279	45,733	52,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,562	$541,262	$581,120

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended June 30, 2008 and 2007
(Dollars in thousands, except for per share data)

	2008	2007
INTEREST INCOME:
Loans	$5,972	$7,877
Investment securities	298	338
Trading securities	987	1,525
Federal funds sold	40	21

Total interest income	7,297	9,761

INTEREST EXPENSE:
Savings and NOW deposits	141	176
Time deposits	2,971	2,598
Money market deposits	223	191
Repurchase agreements, federal funds purchased and other borrowings	807	2,236

Total interest expense	4,142	5,201

Net interest income	3,155	4,560

Provision for loan losses	610	580

Net interest income after provision for loan losses	2,545	3,980

OTHER INCOME:
Insurance commissions	753	928
Deposit account service charges	66	67
Gain on residential mortgage loan sales	32	223
Net gain on sale of available-for-sale securities	8	—
Trading activity and fair value adjustments	166	(784)
Other operating income	24	37

Total other income	1,049	471

OTHER EXPENSES:
Salaries and employee benefits	2,131	2,195
Occupancy expense	546	461
Equipment expense	242	258
Operating expenses	2,424	1,580

Total other expenses	5,343	4,494

LOSS BEFORE INCOME TAXES	(1,749)	(43)

Income tax benefit	(661)	(47)

NET INCOME (LOSS)	$(1,088)	$4

Net income (loss) per common share, basic	$(0.21)	$0.00

Net income (loss) per common share, diluted	$(0.21)	$0.00

Weighted average number of shares, basic	5,106,819	5,525,720

Weighted average number of shares, diluted	5,106,819	5,837,885

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(Dollars in thousands, except for per share data)

	2008	2007
INTEREST INCOME:
Loans	$12,213	$15,619
Investment securities	597	686
Trading securities	2,096	3,393
Federal funds sold	86	102

Total interest income	14,992	19,800

INTEREST EXPENSE:
Savings and NOW deposits	310	370
Time deposits	5,822	5,291
Money market deposits	462	367
Repurchase agreements, federal funds purchased and other borrowings	2,074	4,479

Total interest expense	8,668	10,507

Net interest income	6,324	9,293

Provision for loan losses	1,160	885

Net interest income after provision for loan losses	5,164	8,408

OTHER INCOME:
Insurance commissions	1,816	1,824
Deposit account service charges	144	177
Gain on residential mortgage loan sales	92	883
Net gain on sale of available-for-sale securities	10	72
Trading activity and fair value adjustments	(2,389)	(641)
Other operating income	67	90

Total other income (loss)	(260)	2,405

OTHER EXPENSES:
Salaries and employee benefits	4,425	4,578
Occupancy expense	1,091	971
Equipment expense	477	508
Operating expenses	3,814	3,036

Total other expenses	9,807	9,093

INCOME (LOSS) BEFORE INCOME TAXES	(4,903)	1,720

Income tax expense (benefit)	(1,737)	509

NET INCOME (LOSS)	$(3,166)	$1,211

Net income (loss) per common share, basic	$(0.62)	$0.22

Net income (loss) per common share, diluted	$(0.62)	$0.21

Weighted average number of shares, basic	5,106,819	5,538,599

Weighted average number of shares, diluted	5,106,819	5,881,570

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(Dollars in thousands)

				Accumulated		Total
			Retained	Other		Stock-
	Common	Capital	Earnings	Comprehensive	Comprehensive	holders'
	Stock	Surplus	(Deficit)	Loss	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2006	$22,206	$29,126	$5,987	$(2,682)		$54,637

COMPREHENSIVE INCOME:

Net income	—	—	1,211	—	$1,211	1,211
Other comprehensive (loss), net of tax:
Unrealized holding losses on securities available-for-sale, net of tax of $(177)	—	—	—	—	(345)	—
Less: reclassification adjustment, net income taxes of $(25)	—	—	—	—	(47)	—

Other comprehensive (loss), net of tax	—	—	—	(392)	(392)	(392)

Total comprehensive income	—	—	—	—	$819	—

Cumulative effect of adoption of SFAS No. 159	—	—	(2,743)	2,640		(103)
Exercise of stock options	227	129	—	—		356
Common stock repurchased	(909)	(2,281)	—	—		(3,190)
Stock-based compensation expense	—	141	—	—		141

BALANCE, JUNE 30, 2007	$21,524	$27,115	$4,455	$(434)		$52,660

BALANCE, DECEMBER 31, 2007	$20,427	$25,082	$400	$(176)		$45,733

COMPREHENSIVE (LOSS):

Net loss	—	—	(3,166)	—	$(3,166)	(3,166)
Other comprehensive (loss), net of tax:
Unrealized holding losses on securities available-for-sale, net of tax of $(218)	—	—	—	—	(423)	—
Less: reclassification adjustment, net income taxes of $(4)	—	—	—	—	(6)	—

Other comprehensive (loss), net of tax	—	—	—	(429)	(429)	(429)

Total comprehensive (loss)	—	—	—	—	$(3,595)	—

Stock-based compensation expense	—	141	—	—		141

BALANCE, JUNE 30, 2008	$20,427	$25,223	$(2,766)	$(605)		$42,279

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
(Dollars in thousands)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,166)	$1,211
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	407	543
Loss on disposal of fixed assets	17	124
Provision for loan losses	1,160	885
Origination of loans held for sale	(8,816)	(46,765)
Proceeds from sale of loans held for sale	9,746	62,461
Gain on loan sales	(92)	(883)
Stock-based compensation expense	141	141
Net gain on sale of securities available-for-sale	(10)	(72)
Trading activity and fair value adjustments	2,389	641
Changes in assets and liabilities affecting operations:
OREO	(10,218)	(367)
Accrued interest and other assets	(1,878)	(1,325)
Other liabilities	(385)	(869)

Net cash provided by (used in) operating activities	(10,705)	15,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(14,009)	5,204
Purchase of securities available-for-sale	(5,015)	(3,388)
Proceeds from sale of securities available-for-sale	5,381	6,761
Net change in trading securities	(15,114)	57,613
Net change in FHLB stock	861	(2,277)
Net change in loan portfolio	23,986	(11,262)
Purchase of premises and equipment	(9)	(347)

Net cash provided by (used in) investing activities	(3,919)	52,304

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	23,021	(45,396)
Savings and NOW deposits	4,730	(1,284)
Money market deposits	(6,086)	2,700
Time deposits	37,287	(38,064)
Repurchase agreements, federal funds purchased and other borrowings	(3,128)	(3,032)
FHLB advances	(25,000)	24,671
Proceeds from exercise of stock options	—	356
Common stock repurchased	—	(3,190)

Net cash provided by (used in) financing activities	30,824	(63,239)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,200	4,790

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,121	21,918

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,321	$26,708

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
     In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF was a wholly-owned mortgage banking subsidiary of the Bank and originated residential mortgages for subsequent sale. AHF did not maintain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced it would restructure its mortgage banking operations conducted by AHF and create a division within the Bank. As a result, Alliance Bank Mortgage Division (ABMD) was created in December 2006. ABMD is a small, self-contained unit servicing Bank clients and some additional third party business.
     On June 26, 2003, Alliance Virginia Capital Trust I (Trust), a Delaware statutory business trust and a subsidiary of Bankshares, was formed for the purpose of issuing trust preferred capital securities with the proceeds to be utilized by Bankshares.
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

     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of June 30, 2008, December 31, 2007 and June 30, 2007, the results of operations for the three and six month periods ended June 30, 2008 and 2007, and cash flows for the six month periods ended June 30, 2008 and 2007. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
     Operating results for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of full year financial results.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R). SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant and eliminates the choice to account for employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Bankshares adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
     Included within salaries and employee benefits expense for the six months ended June 30, 2008 and the six months ended June 30, 2007 is $141 thousand of stock-based compensation. As of June 30, 2008 and December 31, 2007, there was $662 thousand and $651 thousand, respectively, of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.
     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. There were no grants for the first six months in 2008. The weighted average assumptions for grants in the first six months of 2007 were: price volatility of 20.51%, risk-free interest rates of 4.57%, dividend rate of 0.00% and expected lives of 6.48 years.

     Stock option activity for the six months ended June 30, 2008 is summarized below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2008	932,667	$9.80
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2008	932,667	$9.80	5.2	$—

Exercisable at June 30, 2008	661,706	$8.86	5.2	$—

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
Fair Value Hierarchy
     Under SFAS No. 157, we group our assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

     The following table outlines the fair value position of assets and liabilities accounted for under SFAS No. 159 as of June 30, 2008:

					Total	Total
		Quoted	Significant	Significant	Changes in	Changes in
		Prices in	Other	Other	Fair Value	Fair Value
		Active	Observable	Unobservable	Included in	Included in
	Fair	Markets	Inputs	Inputs	Current	YTD
	Value	(Level 1)	(Level 2)	(Level 3)	Quarter	Results
	(dollars in thousands)
Trading securities	$98,514	$—	$98,514	$—	$(813)	$(1,300)

Interest-bearing deposits (brokered certificates of deposit)	78,964	—	78,964	—	408	(117)
FHLB advances	25,871	—	25,871	—	571	(972)

					$166	$(2,389)

     For the assets and liabilities selected for fair value accounting, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. Management intends to use fair value accounting in the future on a case by case basis. If the fair value measurement provides a better evaluation of the instruments and related performance, it will be used.
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
3. Trading Securities
     Bankshares early adopted the provisions of SFAS No. 159 effective January 1, 2007. The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:

	June 30,		December 31,		June 30,
	2008		2007		2007
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Trading securities:
U.S. government corporations & agencies [1]	$85,355	4.37%	$64,281	5.79%	$52,535	5.67%
U.S. government agency CMOs	—	0.00%	—	0.00%	9,810	4.47%
PCMOs	13,159	5.39%	20,669	5.33%	43,102	5.23%
U.S. government agency MBS	—	0.00%	—	0.00%	6,570	4.20%

Total trading securities	$98,514	4.55%	$84,950	5.68%	$112,017	5.28%

[1]	Includes SBA securities of $39,318, $44,734 and $32,912 respectively.
4. Investment Securities, Available-for-Sale and Held-to-Maturity
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at June 30, 2008 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-sale securities:
Municipal securities	$20,342	$12	$(929)	$19,425
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,673	—	—	3,673

Total available-for-sale securities	$25,271	$12	$(929)	$24,354

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2007 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
	(dollars in thousands)
Available-for-sale securities:
Municipal securities	$20,604	$44	$(310)	$20,338
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	4,534	—	—	4,534

Total available-for-sale securities	$26,394	$44	$(310)	$26,128

     There were no held-to-maturity investments at June 30, 2008 or December 31, 2007.
     The following tables present the aggregate amount of unrealized loss in investment securities as of June 30, 2008 and December 31, 2007. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

			June 30, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Municipal securities	$18,397	$(903)	$270	$(26)	$18,667	$(929)

Total temporarily impaired investment securities	$18,397	$(903)	$270	$(26)	$18,667	$(929)

     As of June 30, 2008, 42 municipal securities have an unrealized loss totaling $929 thousand. The investment securities are obligations of entities that management believes are excellent credit risks. Management believes the impairment noted at June 30, 2008 in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
     Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Bankshares to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

			December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Municipal securities	$11,244	$(262)	$4,227	$(48)	$15,471	$(310)

Total temporarily impaired investment securities	$11,244	$(262)	$4,227	$(48)	$15,471	$(310)

5. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages as of the dates indicated:

	June 30,		December 31,
	2008		2007
	Amount	Percentage	Amount	Percentage
		(dollars in thousands)
Real estate:
Residential real estate	$86,288	23.2%	$78,462	19.7%
Commercial real estate	143,633	38.6%	151,017	37.9%
Construction	93,602	25.2%	114,305	28.7%

Total real estate	323,523	87.0%	343,784	86.3%
Commercial	45,016	12.0%	50,736	12.8%
Consumer	3,461	0.9%	3,704	0.9%
Other	169	0.1%	0	0.0%

Gross loans	372,169	100.0%	398,224	100.0%

Less: allowance for loan losses	(5,502)		(6,411)

Net loans	$366,667		$391,813

6. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2008	2007	2007
	(dollars in thousands)
Balance, beginning of period	$6,411	$4,377	$4,377
Provision for loan losses	1,160	5,824	885
Loans charged off	(2,269)	(3,847)	(420)
Recoveries of loans charged off	200	57	57

Net charge-offs	(2,069)	(3,790)	(363)

Balance, end of period	$5,502	$6,411	$4,899

     Impaired loans and nonaccrual loans are summarized as follows as of the dates indicated:

	June 30,	December 31,
	2008	2007
	(dollars in thousands)
Impaired loans without a valuation allowance	$—	$1,310
Impaired loans with a valuation allowance	7,450	18,700

Total impaired loans	$7,450	$20,010

Valuation allowance related to impaired loans	$1,283	$2,163

Average investment in impaired loans	$24,537	$17,752

Interest income recognized on impaired loans	$232	$1,296

Interest income recognized on a cash basis on impaired loans	$232	$1,296

     There were no nonaccrual loans excluded from impaired loan disclosures as of June 30, 2008 and December 31, 2007.
7. Intangibles and Goodwill
     On November 15, 2005, the Bank acquired all of the stock of Danaher Insurance Agency, Inc., a Virginia based insurance agency, and formed AIA. The Bank paid $2,975,000 in cash (including escrows) for the stock in the agency. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately $1.6 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The value of goodwill and transaction costs was $1.7 million as of June 30, 2008 and $1.5 million as of December 31, 2007.

     On December 14, 2006, AIA acquired certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc., both Virginia based insurance agencies. AIA paid a total of $2,385,000, of which $1,500,000 was in cash with contract payments of $295,000 due each of the next three years amounting to $885,000. Pursuant to this agreement, the first $295,000 was paid out in the first quarter of 2008. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately $1.0 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS No. 142. The value of goodwill and transaction costs was $1.5 million as of June 30, 2008 and $1.4 million as of December 31, 2007.
     On April 5, 2007, AIA acquired certain assets and liabilities of the Thomas Agency, Inc., a Virginia based insurance agency. AIA paid a total of $1,050,000, of which $875,000 was in cash and $175,000 was in restricted common stock of Bankshares. In addition, earnout payment amounts up to $350,000 for the insurance operation’s performance in calendar years 2007, 2008 and 2009 may be paid out if performance objectives are achieved. As of June 30, 2008, no payments have been made. The value of goodwill and transaction costs was $1.05 million as of June 30, 2008 and December 31, 2007.
     For the six months ended June 30, 2008, amortization expense for all insurance agencies was $168 thousand. Amortization of customer intangibles for all insurance agencies is estimated at $336 thousand annually for 2008 through 2011.
     Goodwill related to the AIA acquisitions is tested for impairment on an annual basis or more frequently if events or circumstances warrant. During the period ending June 30, 2008, Bankshares performed an evaluation of the goodwill associated with its acquisition of the insurance agencies and no impairment was indicated.
8. Long-Term Federal Home Loan Bank Advances
     Bankshares has a variety of advances (fixed, floating and convertible) with the FHLB, some of which are accounted for on a fair value basis, and some of which are accounted for on a cost basis.

     At June 30, 2008 and December 31, 2007, par values on a fair value accounting basis were $25.0 million and $75.0 million, respectively, and mature through 2021. The contractual maturities of the long-term FHLB advances accounted for on a fair value accounting basis are as follows for the dates indicated:

	June 30, 2008 on a Fair Value Basis
	Interest	Advance	Maturity	Par	Fair
Type of Advance	Rate	Term	Date	Value	Value
	(dollars in thousands)
Convertible*	1.88%	15 years	2021	$25,000	$25,871

Total FHLB advances				$25,000	$25,871

	December 31, 2007 on a Fair Value Basis
	Interest	Advance	Maturity	Par	Fair
Type of Advance	Rate	Term	Date	Value	Value
	(dollars in thousands)
Adjustable rate credit	3.73%	5 years	2008	$10,000	$9,972
Convertible*	4.71%	3 years	2010	25,000	25,518
Convertible*	4.21%	5 years	2011	15,000	15,339
Convertible*	4.28%	15 years	2021	25,000	25,786

Total FHLB advances				$75,000	$76,615

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     During the first quarter of 2008, we prepaid two of our long-term advances, totaling $40.0 million with an effective interest rate of 4.52%. The weighted average interest rate was 1.88% and 4.33% as of June 30, 2008 and December 31, 2007, respectively.
     At June 30, 2008 Bankshares had one long-term FHLB advance accounted for on a cost basis totaling $25.0 million that matures in 2012. The following table reflects the long-term FHLB advances accounted for on a cost basis:

	June 30, 2008 on a Cost Basis
	Interest	Advance	Maturity	Par
Type of Advance	Rate	Term	Date	Value
	(dollars in thousands)
Convertible*	2.68%	4 years	2012	$25,000

Total FHLB advances				$25,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     There were no long-term advances accounted for on a cost basis as of December 31, 2007.

9. Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned subsidiary business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The trust also issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 5.93% on June 30, 2008 and 8.14% on December 31, 2007.
10. Earnings Per Share
     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders for the periods presented.

	2008		2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Three Months Ended June 30,
Basic earnings (loss) per share	5,106,819	$(0.21)	5,525,720	$0.00

Effect of dilutive securities, stock options	—		312,165

Diluted earnings (loss) per share	5,106,819	$(0.21)	5,837,885	$0.00

Net income (loss) utilized in the earnings per share calculations above:	$(1,088,000)		$4,000

	2008		2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Six Months Ended June 30,
Basic earnings (loss) per share	5,106,819	$(0.62)	5,538,599	$0.22

Effect of dilutive securities, stock options	—		342,971

Diluted earnings (loss) per share	5,106,819	$(0.62)	5,881,570	$0.21

Net income (loss) utilized in the earnings per share calculations above:	$(3,166,000)		$1,211,000

     Average shares of 932,667 and 234,155 have been excluded from the calculation for the six months ended June 30, 2008 and June 30, 2007, respectively, because their effects were anti-dilutive.
11. Supplemental Cash Flow Information

	June 30,	June 30,
	2008	2007
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the six months	$8,207	$11,103

Income taxes paid during the six months	$—	$1,225

Supplemental Disclosures of Noncash Activities:
Fair value adjustment on available-for-sale securities	$(651)	$1,447

Transfer of loans to foreclosed assets	$14,523	$367

12. Segment Reporting
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

     The following tables present segment information for the three and six month periods ended June 30, 2008 and 2007:
SEGMENT REPORTING

	For the Three Months Ended
	June 30, 2008
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$7,309	$—	$(12)	$7,297
Gain on sale of loans	32	—	—	32
Insurance commissions	—	753	—	753
Trading activity and fair value adjustments	166	—	—	166
Other	98	—	—	98

Total operating income	7,605	753	(12)	8,346

Expenses:
Interest expense	4,154	—	(12)	4,142
Provision for loan losses	610	—	—	610
Salaries and employee benefits	1,687	444	—	2,131
Other	3,067	145	—	3,212

Total operating expenses	9,518	589	(12)	10,095

Income (loss) before income taxes	$(1,913)	$164	$—	$(1,749)

Total assets	$571,178	$1,663	$(3,279)	$569,562

Capital expenditures	$(146)	$17	$—	$(129)

	For the Three Months Ended
	June 30, 2007
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$9,880	$—	$(119)	$9,761
Gain on sale of loans	223	—	—	223
Insurance commissions	—	928	—	928
Trading activity and fair value adjustments	(784)	—	—	(784)
Other	104	—	—	104

Total operating income	9,423	928	(119)	10,232

Expenses:
Interest expense	5,320	—	(119)	5,201
Provision for loan losses	580	—	—	580
Salaries and employee benefits	1,772	423	—	2,195
Other	2,126	173	—	2,299

Total operating expenses	9,798	596	(119)	10,275

Income (loss) before income taxes	$(375)	$332	$—	$(43)

Total assets	$588,202	$1,522	$(8,604)	$581,120

Capital expenditures	$37	$65	$—	$102

SEGMENT REPORTING

	For the Six Months Ended
	June 30, 2008
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$15,018	$—	$(26)	$14,992
Gain on sale of loans	92	—	—	92
Insurance commissions	—	1,816	—	1,816
Trading activity and fair value adjustments	(2,389)	—	—	(2,389)
Other	221	—	—	221

Total operating income	12,942	1,816	(26)	14,732

Expenses:
Interest expense	8,694	—	(26)	8,668
Provision for loan losses	1,160	—	—	1,160
Salaries and employee benefits	3,501	924	—	4,425
Other	5,084	298	—	5,382

Total operating expenses	18,439	1,222	(26)	19,635

Income (loss) before income taxes	$(5,497)	$594	$—	$(4,903)

Total assets	$571,178	$1,663	$(3,279)	$569,562

Capital expenditures	$(15)	$24	$—	$9

		For the Six Months Ended
		June 30, 2007
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agency	Eliminations	Totals
		(dollars in thousands)
Revenues:
Interest income	$20,082	$—	$(282)	$19,800
Gain on sale of loans	883	—	—	883
Insurance commissions	—	1,824	—	1,824
Trading activity and fair value adjustments	(641)	—	—	(641)
Other	339	—	—	339

Total operating income	20,663	1,824	(282)	22,205

Expenses:
Interest expense	10,789	—	(282)	10,507
Provision for loan losses	885	—	—	885
Salaries and employee benefits	3,784	794	—	4,578
Other	4,215	300	—	4,515

Total operating expenses	19,673	1,094	(282)	20,485

Income before income taxes	$990	$730	$—	$1,720

Total assets	$588,202	$1,522	$(8,604)	$581,120

Capital expenditures	$239	$108	$—	$347

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
     The information available on the Bank’s website is not part of this Quarterly Report on Form 10-Q or any other report filed by Bankshares with the SEC.
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “ anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Effects of implementation of certain balance sheet strategies;

•	Impacts of fair value accounting;

•	Timing of expected implementation of certain balance sheet strategies;

•	Anticipated growth of our insurance company;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia, Fredericksburg, and the greater Washington, D.C. Metropolitan region;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	The timing and value realized upon the sale of OREO property;

•	Sustained weakness in the local housing market;

•	Additional negative changes in the national and local home mortgage market;

•	Maintaining and developing well-established and valuable client relationships and referral source relationships;

•	Our use of technology and the use of technology by key competitors;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards;

•	Changes in regulatory requirements and/or restrictive banking legislation; and

•	Other factors described from time to time in our SEC filings.
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
Critical Accounting Policies
     Bankshares’ financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such judgments, assumptions or estimates may have a significant impact on our consolidated financial statements. Actual results, in fact, could differ from initial estimates. The accounting policies with the greatest uncertainty and that require our most difficult, subjective or complex judgments and the greatest likelihood that materially different amounts would be reported under different conditions, or using different assumptions, are our allowance for loan losses, accounting for goodwill, and fair valuation of certain compensation expenses, which are described below.

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
     Several items impacted our company and the financial results in the second quarter of 2008:
•	Total loans decreased by $26.0 million or 6.5% to $372.2 million as of June 30, 2008 compared to $398.2 million as of December 31, 2007.

•	Non-interest bearing deposits increased by $23.0 million or 34.8% to $89.2 million as of June 30, 2008 compared to $66.2 million as of December 31, 2007.

•	We recorded an additional provision for loan losses of $610 thousand in the quarter.

•	We sold $2.7 million in several Other Real Estate Owned (OREO) properties.

•	We had $566 thousand in direct OREO expenses.

•	The steps we took to rebalance the fair value liabilities during the first quarter of 2008 began to show results, as we recorded a fair value gain of $166 thousand for the second quarter of 2008. As of June 30, 2008, fair value assets amounted to $98.5 million compared to $104.8 million of fair value liabilities.
Principal Business Activities. An overview of the financial results for each of Bankshares’ principal segments is presented below. A more detailed discussion is included in “Results of Operations.”

     Commercial and Mortgage Banking: The Bank’s pre-tax loss was $1.9 million for the three months ended June 30, 2008 compared to $375 thousand for the same period in the prior year. The second quarter 2008 pre-tax loss includes an increased loan loss provision of $610 thousand, $566 thousand in OREO expense and the reversal of $65 thousand of interest income related to nonaccrual loans.
     The Bank’s pre-tax loss was $5.5 million for the six months ended June 30, 2008 compared to $990 thousand pre-tax income for the same period in the prior year. The pre-tax loss for the six months ended June 30, 2008 includes the effects of $2.4 million related to the rebalancing and mark-to-market of the trading securities, the reversal of $406 thousand of interest income related to nonaccrual loans, a provision for loan losses of $1.2 million and $574 thousand of direct OREO expenses.
     In the first quarter of 2008, the Bank’s earnings were impacted by the mismatch in fair value assets and liabilities. As of June 30, 2008, the Bank had $98.5 million in fair value trading assets and $104.8 million in fair value trading liabilities, as compared to $89.4 million in fair value trading assets and $115.7 million in fair value trading liabilities as of March 31, 2008. During the first quarter we prepaid $40.0 million in FHLB advances and had maturities of fair value liabilities of $31.9 million. As a result of this rebalancing, we recorded a trading gain of $166 thousand for the second quarter.
     At June 30, 2008, the Bank had nonaccrual loans totaling $2.8 million and OREO totaling $14.5 million. The nonaccrual loans relate to eight borrowers. The largest two are $1.2 million, which is a series of equipment loans and a line of credit to a single borrower involved in real estate development activities and $679 thousand which is secured by a commercial building and assets of a retail hardware and lumber company. The remainder of nonaccrual loans is made up of first and second trusts on properties in the greater Washington, D.C. Metropolitan region. The OREO balance was $14.5 million as of June 30, 2008, compared to $14.2 million as of March 31, 2008 and $4.3 million as of December 31, 2007. During the first six months of 2008 there were foreclosures on nonaccrual loans of $16.1 million, charge-offs of $1.9 million against the allowance for loan losses, and sales of $4.9 million.
     Total loans were $372.2 million as of June 30, 2008, compared to $398.2 million as of December 31, 2007, a decrease of $26.0 million.
     Total deposits amounted to $426.3 million as of June 30, 2008, compared to $365.3 million in total deposits as of December 31, 2007. Non-interest bearing deposits were $89.2 million, or 20.9% of total deposits as of June 30, 2008, an increase of $23.0 million compared to the December 31, 2007 level of $66.2 million.
     Bankshares is considered “well capitalized”, as stockholders’ equity amounted to $42.3 million as of June 30, 2008 and $45.7 million as of December 31, 2007.
     Insurance Agencies: Pre-tax income for AIA was $164 thousand for the three months ended June 30, 2008, a decrease of $168 thousand, compared to $332 thousand for the same period in the prior year. Commission revenues for the three month period ended June 30, 2008 were $753 thousand, a decrease of $175 thousand or 18.9%, compared to commission revenues of $928 thousand for the three month period ended June 30, 2007.

     Pre-tax income for AIA was $594 thousand for the six months ended June 30, 2008, a decrease of $136 thousand, compared to $730 thousand for the same period in the prior year. Commission revenues were $1.8 million for the six month periods ended June 30, 2008 and 2007.
Financial Performance Measures. Bankshares had a net loss for the three month period ended June 30, 2008 of $1.1 million compared to net income of $4 thousand for the same period in the prior year. The net loss of $1.1 million includes the effects of the additional loan loss provision, the direct OREO expenses and the reversal of interest income on nonaccrual loans. These results led to $0.21 basic and diluted loss per share for the quarter ended June 30, 2008. The basic and diluted earnings per share for the quarter ended June 30, 2007 were negligible. Weighted average diluted shares outstanding were 5,106,819 for the three months ended June 30, 2008 compared to the prior year weighted average diluted shares outstanding of 5,837,885.
     For the six month period ended June 30, 2008, Bankshares had a net loss of $3.2 million compared to net income of $1.2 million for the same period in the prior year. The net loss of $3.2 million includes the effects of the portfolio rebalancing, mark-to-market of the trading portfolio, the additional loan loss provision and the reversal of interest income on nonaccrual loans. These results led to $0.62 basic and diluted loss per share for the six months ended June 30, 2008. The basic earnings per share for the six months ended June 30, 2007 were $0.22 per common share and diluted earnings per share for the same period were $0.21 per common share. Weighted average diluted shares outstanding were 5,106,819 for the six months ended June 30, 2008 compared to the prior year weighted average diluted shares outstanding of 5,881,570.
     Return on equity (ROE) on an annualized basis during the three months ended June 30, 2008 was (10.03)% compared to 0.03% for the same period in 2007. Return on assets (ROA) on an annualized basis for the three months ended June 30, 2008 was (0.78)% compared to a negligible amount for the same period of 2007. Net interest margin was 2.59% for the three months ended June 30, 2008 compared to 3.34% for the three months ended June 30, 2007. The reversal of nonaccrual interest income reduced the second quarter 2008 net interest margin by 5 basis points.
     ROE on an annualized basis during the six months ended June 30, 2008 was (14.37)% compared to 4.43% for the same period in 2007. ROA on an annualized basis for the six months ended June 30, 2008 was (1.15)% compared to 0.40% for the same period of 2007. Net interest margin was 2.58% for the six months ended June 30, 2008 compared to 3.33% for the six months ended June 30, 2007. The reversal of nonaccrual interest income reduced the six month 2008 net interest margin by 16 basis points.

Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended June 30, 2008 was $3.2 million compared to $4.9 million for the same period in 2007. Loan interest income decreased $1.9 million to $6.0 million in the three months ended June 30, 2008 compared to $7.9 million for the same period in 2007.
     Net interest income (on a fully tax equivalent basis) for the six months ended June 30, 2008 was $6.5 million compared to $9.7 million for the same period in 2007. Loan interest income decreased $3.4 million to $12.2 million in the six months ended June 30, 2008 compared to $15.6 million for the same period in 2007.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended June 30,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$375,545	$5,972	6.40%	$399,047	$7,877	7.92%
Trading securities	93,845	987	4.23%	124,484	1,525	4.91%
Investment securities	25,828	382	5.95%	28,319	410	5.81%
Federal funds sold	7,639	40	2.11%	4,374	21	1.93%

Total interest earning assets	502,857	7,381	5.90%	556,224	9,833	7.09%
Non-interest earning assets:
Cash and due from banks	23,849			17,218
Premises and equipment	2,098			2,349
Other real estate owned (OREO)	15,037			362
Other assets	19,615			13,020
Less: allowance for loan losses	(5,351)			(4,531)

Total non-interest earning assets	55,248			28,418

Total Assets	$558,105			$584,642

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$32,590	$133	1.64%	$31,484	$160	2.04%
Money market deposit accounts	32,359	223	2.77%	21,134	190	3.61%
Savings accounts	3,743	8	0.86%	4,271	17	1.60%
Time deposits(3)	258,632	2,971	4.62%	207,777	2,598	5.02%

Total interest-bearing deposits	327,324	3,335	4.10%	264,666	2,965	4.49%
FHLB advances(4)	51,055	262	2.06%	74,939	759	4.06%
Other borrowings	64,700	545	3.39%	102,479	1,477	5.78%

Total interest-bearing liabilities	443,079	4,142	3.76%	442,084	5,201	4.72%

Non-interest bearing liabilities:
Demand deposits	69,049			86,408
Other liabilities	2,365			1,407

Total liabilities	514,493			529,899
Stockholders’ Equity	43,612			54,743

Total Liabilities and Stockholders’ Equity	$558,105			$584,642

Interest Spread (5)			2.14%			2.37%

Net Interest Margin (6)		$3,239	2.59%		$4,632	3.34%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $4.2 million in 2008 and average nonaccrual loans of $2.2 million in 2007. The 2008 and 2007 interest income excluded in the loans above was $65 thousand and $144 thousand, respectively.

(3)	Average fair value of time deposits for the second quarter of 2008 and 2007 was $83,436 and $101,476, respectively.

(4)	Average fair value of FHLB advances for the second quarter of 2008 and 2007 was $26,056 and $74,939, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Six Months Ended June 30,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
			(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$382,565	$12,213	6.42%	$394,313	$15,619	7.99%
Trading securities	89,804	2,096	4.69%	143,600	3,393	4.76%
Investment securities	25,813	759	5.91%	29,768	842	5.70%
Federal funds sold	7,052	86	2.45%	5,003	102	4.11%

Total interest earning assets	505,234	15,154	6.03%	572,684	19,956	7.03%
Non-interest earning assets:
Cash and due from banks	20,798			18,207
Premises and equipment	2,092			2,387
Other real estate owned (OREO)	10,488			182
Other assets	19,729			14,763
Less: allowance for loan losses	(5,815)			(4,460)

Total non-interest earning assets	47,292			31,079

Total Assets	$552,526			$603,763

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$31,963	$294	1.85%	$33,567	$337	2.02%
Money market deposit accounts	34,557	462	2.69%	20,827	367	3.55%
Savings accounts	3,762	16	0.86%	3,966	33	1.68%
Time deposits(3)	245,762	5,822	4.76%	216,374	5,291	4.93%

Total interest-bearing deposits	316,044	6,594	4.20%	274,734	6,028	4.42%
FHLB advances(4)	62,607	950	3.05%	69,583	1,490	4.32%
Other borrowings	59,156	1,124	3.82%	106,750	2,989	5.65%

Total interest-bearing liabilities	437,807	8,668	3.98%	451,067	10,507	4.70%

Non-interest bearing liabilities:
Demand deposits	67,186			93,163
Other liabilities	3,214			4,416

Total liabilities	508,207			548,646
Stockholders’ Equity	44,319			55,117

Total Liabilities and Stockholders’ Equity	$552,526			$603,763

Interest Spread (5)			2.05%			2.33%

Net Interest Margin (6)		$6,486	2.58%		$9,449	3.33%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $4.0 million in 2008 and average nonaccrual loans of $1.6 million in 2007. The 2008 and 2007 interest income excluded in the loans above was $406 thousand and $185 thousand, respectively.

(3)	Average fair value of time deposits as of June 30, 2008 and 2007 was $111,426 and $104,400, respectively.

(4)	Average fair value of FHLB advances as of June 30, 2008 and 2007 was $44,613 and $69,583, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $375.5 million for the three months ended June 30, 2008 compared to $399.0 million for the same period in 2007. The related interest income from loans was $6.0 million in 2008 compared to $7.9 million in 2007. The tax equivalent average yield on loans decreased from 7.92% in 2007 to 6.40% in 2008. The lower yield on loans for the second quarter of 2008 includes $65 thousand of reversed nonaccrual interest.
     Average loan balances (including loans held for sale) were $382.6 million for the six months ended June 30, 2008 compared to $394.3 million for the same period in 2007. The related interest income from loans was $12.2 million in 2008 compared to $15.6 million in 2007. The tax equivalent average yield on loans decreased from 7.99% in 2007 to 6.42% in 2008. The lower yield on loans for the first six months of 2008 includes $406 thousand of reversed nonaccrual interest.
     Trading securities interest income (on a fully tax equivalent basis) for the three months ended June 30, 2008 was $1.0 million compared to $1.5 million for the three months ended June 30, 2007. The tax equivalent average yield on trading securities was 4.23% for the second quarter of 2008 compared to 4.91% for the second quarter of 2007. This decrease is due to the lower rates on SBA securities in the second quarter of 2008. Trading securities averaged $93.8 million for the three months ended June 30, 2008, compared to $124.5 million for the three months ended June 30, 2007.
     Trading securities interest income (on a fully tax equivalent basis) for the six months ended June 30, 2008 was $2.1 million compared to $3.4 million for the six months ended June 30, 2007. The tax equivalent average yield on trading securities was 4.69% for the first six months of 2008 compared to 4.76% for the first six months of 2007. Trading securities averaged $89.8 million for the six months ended June 30, 2008, compared to $143.6 million for the six months ended June 30, 2007.
     Investment securities income (on a fully tax equivalent basis) was $382 thousand for the three months ended June 30, 2008 compared to $410 million for the three months ended June 30, 2007. The tax equivalent average yield on investment securities for the three months ended June 30, 2008 was 5.95% compared to the June 30, 2007 yield of 5.81%. The average balance of investment securities was $25.8 million for the quarter ended June 30, 2008 compared to $28.3 million for the same quarter in 2007.
     Investment securities income (on a fully tax equivalent basis) was $759 thousand for the six months ended June 30, 2008 compared to $842 thousand for the six months ended June 30, 2007. The tax equivalent average yield on investment securities for the six months ended June 30, 2008 was 5.91% compared to the June 30, 2007 yield of 5.70%. The average balance of investment securities was $25.8 million for the six month period ended June 30, 2008 compared to $29.8 million for the same period in 2007.
     Excess liquidity results in federal funds sold for Bankshares. The short-term investments in federal funds sold contributed $40 thousand to interest income in the three month period ended June 30, 2008 compared to $21 thousand for the same period in 2007.

     For the six month period ended June 30, 2008, federal funds sold contributed $86 thousand to interest income compared to $102 thousand for the same period in 2007.
     Total interest income (on a fully tax equivalent basis) was $7.4 million for the three months ended June 30, 2008 compared to $9.8 million for the three months ended June 30, 2007. Total average earning assets yielded 5.90% for the three months ended June 30, 2008 or 119 basis points lower than the yield of 7.09% for the same period in 2007.
     Total interest income (on a fully tax equivalent basis) was $15.2 million for the six months ended June 30, 2008 compared to $20.0 million for the six months ended June 30, 2007. Total average earning assets yielded 6.03% for the six months ended June 30, 2008 or 100 basis points lower than the yield of 7.03% for the same period in 2007.
     Total average interest-bearing liabilities (deposits and purchased funds) were $443.1 million in the second quarter of 2008 or $1.0 million more than the second quarter of 2007 level of $442.1 million. Interest expense for all interest-bearing liabilities amounted to $4.1 million for the three months ended June 30, 2008 compared to $5.2 million for the three months ended June 30, 2007. The average cost of interest-bearing liabilities for the second quarter of 2008 was 3.76%, or 96 basis points lower than the 2007 level of 4.72%.
     For the six month period ended June 30, 2008, total average interest-bearing liabilities (deposits and purchased funds) were $437.8 million or $13.3 million lower than the 2007 level of $451.1 million. Interest expense for all interest-bearing liabilities amounted to $8.7 million for the six months ended June 30, 2008 compared to $10.5 million for the six months ended June 30, 2007. The average cost of interest-bearing liabilities for the first six months of 2008 was 3.98%, or 72 basis points lower than the 2007 level of 4.70%.
     Non-interest bearing demand deposit balances averaged $69.0 million for the second quarter of 2008, or $17.4 million less than the 2007 level of $86.4 million.
     For the six month period ended June 30, 2008, non-interest bearing demand deposit balances averaged $67.2 million or $26.0 million less than the 2007 level of $93.2 million. The local real estate economy remains soft and, as a result, title company and real estate closing company balances remained below the traditional levels experienced in the past.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume and Rate Analysis
(dollars in thousands)

	Six Months Ended June 30,
	2008 compared to 2007
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Loans	$(3,406)	$(448)	$(2,958)
Trading securities	(1,297)	(1,248)	(49)
Investment securities	(83)	(115)	32
Federal funds sold	(16)	1,157	(1,141)

Total (decrease) in interest income	(4,802)	(2,968)	(1,834)

Interest-Bearing Liabilities:
Interest-bearing deposits	566	844	(278)
Purchased funds	(2,405)	(1,217)	(1,188)

Total (decrease) in interest expense	(1,839)	(373)	(1,466)

(Decrease) in net interest income	$(2,963)	$(2,595)	$(368)

     Non-interest Income. Non-interest income amounted to $1.0 million during the three months ended June 30, 2008, an increase of $578 thousand from the 2007 level of $471 thousand. Our primary source of non-interest income is insurance commissions. Commission revenues added $753 thousand in operating income for the second quarter of 2008, compared to $928 thousand for the same period in 2007, a decrease of $175 thousand. In 2008, contingent commissions were earned in the February and March timeframe, compared to the April and May timeframe in 2007. The insurance market has gotten very competitive and insurance rates and commissions have fallen to a lower level per transaction.
     Another source of non-interest income is gains on the sale of residential mortgage loans. Bankshares earned $32 thousand on the sale of mortgage loans through ABMD in the three months ended June 30, 2008, compared to $223 thousand in the three months ended June 30, 2007. Mortgage origination levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates. As of June 30, 2008 ABMD has one production mortgage banker and one staff support member.
     Bankshares earned $8 thousand on the sale of investment securities in the three months ended June 30, 2008, compared to $0 in the three months ended June 30, 2007.
     Trading activity and fair value adjustments were $166 thousand for the three months ended June 30, 2008, compared to a net loss of $784 thousand for the same period in 2007. This increase is attributable to the rebalancing of the fair value liabilities undertaken in the first quarter. During the first quarter of 2008 we prepaid $40.0 million in FHLB advances and had maturities of $31.9 million of fair value liabilities. During the second quarter of 2008, we had maturities of $9.9 million of fair value liabilities.

With these prepayments and maturities we expect to provide a better correlation to the fair value movements in our fair value assets.
     During the six months ended June 30, 2008, the total non-interest loss amounted to $260 thousand, a decrease of $2.7 million from the 2007 non-interest income of $2.4 million. Commission revenues added $1.8 million in operating income for the first six months of 2008 and 2007.
     Bankshares earned $92 thousand on the sale of mortgage loans through ABMD in the six months ended June 30, 2008, compared to $883 thousand in the six months ended June 30, 2007. Mortgage origination levels are sensitive to changes in economic conditions and can suffer from decreased economic activity, a slowdown in the housing market or higher interest rates.
     Bankshares earned $10 thousand on the sale of investment securities in the six months ended June 30, 2008, compared to $72 thousand in the six months ended June 30, 2007.
     In connection with our repositioning of our balance sheet in 2007, the items accounted for under SFAS No. 159 have generated a net loss for Bankshares. The bulk of the loss is the mark-to-market adjustments on liabilities. As Bankshares has downsized the total balance sheet, there has been a mismatch between assets and liabilities. This mismatch is causing more volatility in the financial results than expected. To correct this imbalance, we prepaid $40.0 million in FHLB advances in the first quarter of 2008. In addition, we had maturities of fair value liabilities of $31.9 million in the first quarter and $9.9 million in the second quarter of 2008. For the first six months of 2008, the net loss on trading activity and fair value adjustments was $2.4 million. We continue to rebalance our fair value liabilities to provide a better correlation to the fair value movements in our fair value assets.
     Non-interest Expense. Non-interest expense in the three months ended June 30, 2008 amounted to $5.3 million compared to the 2007 level of $4.5 million. Salaries and benefits expense for the three months ended June 30, 2008 was $2.1 million, or $64 thousand lower than the 2007 level of $2.2 million. Occupancy and equipment expense for the three months ended June 30, 2008 increased by $69 thousand over the 2007 level of $719 thousand. These increases can be largely attributed to the addition of FIG, which was acquired in April 2007. Other operating expenses were $2.4 million for the three months ended June 30, 2008, an increase of $844 thousand from the three months ended June 30, 2007. This increase is due to increased OREO expenses totaling $566 thousand for the three months ended June 30, 2008.
     Non-interest expense in the six months ended June 30, 2008 amounted to $9.8 million compared to the 2007 level of $9.1 million. Salaries and benefits expense for the six months ended June 30, 2008 was $4.4 million, or $153 thousand lower than the 2007 level of $4.6 million. Occupancy and equipment expense for the six months ended June 30, 2008 increased by $89 thousand over the 2007 level of $1.5 million. These increases can be largely attributed to the addition of FIG, which was acquired in April 2007. Other operating expenses were $3.8 million for the six months ended June 30, 2008, an increase of $778 thousand from the six months ended June 30, 2007. This increase is due to increased OREO expenses totaling $574 thousand for the six months ended June 30, 2008.

     Insurance Agencies. For the second quarter of 2008, commission revenues for AIA were $753 thousand, a decrease of $175 thousand from the second quarter 2007 total of $928 thousand. Pre-tax income from AIA was $164 thousand for the three months ended June 30, 2008, compared to $332 thousand for the three months ended June 30, 2007.
     For the six months ended June 30, 2008 and 2007, commission revenues for AIA were $1.8 million. Pre-tax income from AIA was $594 thousand for the six months ended June 30, 2008, compared to $730 thousand for the six months ended June 30, 2007.
     Income Taxes. We recorded an income tax benefit of $661 thousand in the second quarter of 2008 compared to an income tax benefit of $47 thousand in 2007. Our effective tax rates were 37.8% for the three months ended June 30, 2008 and 9.3% for the three months ended June 30, 2007. The effective tax rate for 2007 is lower than the statutory rate of 34% due to the tax benefits of our municipal bond portfolio and the expenses of our holding company, Bankshares.
     We recorded an income tax benefit of $1.7 million in the first six months of 2008 compared to an income tax expense of $509 thousand in 2007. Our effective tax rates were 35.4% for the six months ended June 30, 2008 and 29.6% for the six months ended June 30, 2007. The effective tax rate for 2007 is lower than the statutory rate of 34% due to the tax benefits of our municipal bond portfolio and the expenses of our holding company, Bankshares.
Analysis of Financial Condition
     Trading Securities. The trading portfolio was $98.5 million as of June 30, 2008 compared to $85.0 million as of December 31, 2007 and $112.0 million as of June 30, 2007. The June 30, 2008 effective portfolio yield is 4.55%. All of the PCMOs are rated AAA or Aaa by Moody’s, S&P or Fitch. Our general strategies are to reduce the portfolio volatility, add floating rate assets, reduce the size of the portfolio and reduce the size of the mortgage related assets within the portfolio. The accounting for the instruments on a fair value basis provides greater flexibility to the organization in monitoring and managing Bankshares’ balance sheet.

     The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:
Trading Securities

	June 30,		December 31,		June 30,
	2008		2007		2007
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. government corporations & agencies	$46,037	5.42%	$19,547	6.11%	$19,623	4.87%
U.S. government agency CMOs	—	0.00%	—	0.00%	9,810	4.47%
U.S. government agency MBS	—	0.00%	—	0.00%	6,570	4.20%
PCMOs [1]	13,159	5.39%	20,669	5.33%	43,102	5.23%
SBA securities [2]	39,318	3.14%	44,734	5.65%	32,912	6.15%

Totals	$98,514	4.55%	$84,950	5.68%	$112,017	5.30%

[1]	All PCMOs are rated AAA or Aaa by Moody’s, S&P or Fitch.

[2]	SBA securities are U.S. government agency securities. For presentation purposes, they are separated out on the table above.
     Investment Securities. On June 30, 2008, our investment portfolio contained municipal securities, Federal Reserve Bank stock, FHLB stock and other securities. The total amount of investment securities available-for-sale at June 30, 2008 was $24.4 million. The net effect of unrealized losses on the portfolio was $917 thousand, and amounted to 3.1% of the investment portfolio value as of June 30, 2008.
     Our investment portfolio at December 31, 2007 contained municipal securities, Federal Reserve Bank stock, FHLB stock and other securities. The total amount of investment securities available-for-sale at December 31, 2007 was $26.1 million. The net effect of unrealized losses on the portfolio was $266 thousand at December 31, 2007. The unrealized losses amounted to 1.0% of the investment portfolio value as of December 31, 2007.

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of June 30, 2008:
Maturities of Investment Securities

	June 30, 2008
	After One		After Five
	Year but Within		Years but Within
	Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
			(dollars in thousands)
Available-for-Sale Securities:
Municipal securities*	$322	4.23%	$850	5.99%	$19,169	5.96%	$20,341	5.93%
Other securities	—	0.00%	—	0.00%	4,930	6.00%	4,930	6.00%

Total available-for-sale securities	$322	4.23%	$850	5.99%	$24,099	5.97%	$25,271	5.95%

*	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
     Loan Portfolio. We categorize our loans into five primary classifications: commercial real estate, real estate construction, residential real estate, commercial and consumer. The loan portfolio, net of discounts and fees, was $372.2 million at June 30, 2008, compared to $398.2 million at December 31, 2007 and $389.6 million at June 30, 2007.
     Commercial real estate loans were $143.6 million or 38.6% of the loan portfolio as of June 30, 2008. This compares to $151.0 million or 37.9% as of December 31, 2007 and $142.5 million or 36.6% as of June 30, 2007. Loans in this category are generally amortizing over 15 to 25 year periods and carry adjustable rates which reset every one to five years, indexed against like-maturity Treasury instruments.
     The real estate construction category of our loan portfolio generally falls into two primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual condominium units, and residential construction loans to builders for resale. This category totaled $93.6 million or 25.2% of our portfolio as of June 30, 2008, compared to $114.3 million and 28.7% of the portfolio as of December 31, 2007 and $97.3 million or 25.0% as of June 30, 2007.
     Residential real estate loans (home equity and fixed rate trusts) were $86.3 million or 23.2% of the loan portfolio as of June 30, 2008, compared to $78.5 million, or 19.7% as of December 31, 2007, and $97.5 million or 25.0% as of June 30, 2007. This category consists of two different loan types: home equity loans (“HELOCs”), which are secured by secondary financing on residential real estate and represent the most significant portion of the category, and first mortgage loans secured by single family residences not held for sale through ABMD.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration (SBA) loans, stand-by letters of credit and other credit needs of small and medium sized businesses. Commercial loans represent $45.0 million or 12.0% of the loan portfolio as of June 30, 2008, compared to $50.7 million and 12.8% of the loan portfolio at December 31, 2007, and $47.9 million and 12.3% of the loan portfolio at June 30, 2007.

     Allowance for Loan Losses. The allowance for loan losses was $5.5 million at June 30, 2008, or 1.48% of loans outstanding, compared to $6.4 million, or 1.61% of loans outstanding, at December 31, 2007. (These ratios exclude loans held for sale.) We allocated $1.3 million and $2.2 million, respectively, of our allowance for loan losses at June 30, 2008 and December 31, 2007 for specific nonperforming loans. In the first six months of 2008, we had net charge-offs of $2.1 million compared to net charge-offs of $363 thousand for the six months ended June 30, 2007. Approximately $1.6 million of the charge-offs for the six months ended June 30, 2008 specifically relate to loans from December 31, 2007 for which a specific reserve was calculated.
     In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by the organization, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, nonaccrual and potential problem loans, and the quality of collateral securing loans. After charging off all known losses which have been incurred in the loan portfolio, management determines the level of the allowance for loan losses it believes will be adequate to cover its estimate of probable losses. A more detailed discussion of the allowance for loan losses is contained in the “Critical Accounting Policies” discussion earlier. In addition, we have a third party loan review performed annually. This review covers the entire loan portfolio.
     Performing Loans with a Specific Allowance Allocation. The principal amount of impaired loans was $4.6 million as of June 30, 2008 and $2.9 million as of December 31, 2007. The majority of the $4.6 million is made up of three loans, one for $2.6 million which is a single family residence under construction in Northern Virginia, one for $932 thousand which is a first and second trust on an office condominium in Northern Virginia, and one for $837 thousand which is a commercial office property in Fredericksburg.
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
     At June 30, 2008, Bankshares had $2.8 million of nonaccrual loans, compared to nonaccrual loans of $17.1 million as of December 31, 2007. The majority of the $2.8 million relates to two loans, one for $1.2 million, which is a series of equipment loans and a line of credit to a single borrower involved in real estate development activities, and one for $679 thousand, which is secured by a commercial building and assets of a retail hardware and lumber company. The remainder of the balance is $962 thousand to six borrowers on first and second trusts on properties in the greater Washington, D.C. Metropolitan region. The majority of the December 31, 2007 nonaccrual loan balance of $17.1 million was transferred into OREO in the first quarter of 2008.

     Other Real Estate Owned (OREO). As of June 30, 2008, we had loans classified as OREO on the balance sheet totaling $14.5 million. This balance reflects the shift from nonaccrual loans to OREO. The OREO balance consists of $3.5 million which is three land loans to one borrower in Northern Virginia, $2.6 million which is building lots in Northern Virginia, $2.3 million which is farmland/development acreage in the Winchester, Virginia area, $2.1 million which is secured by residential building lots in Northern Virginia, $2.0 million which is secured by a completed available-for-sale single family residence in Northern Virginia, $675 thousand which is a single family residence in Northern Virginia, $585 thousand which is a two-unit office condominium in Richmond, Virginia, $435 thousand which is a single family residence for sale in Fredericksburg, Virginia, $171 thousand which is a single family residence in Central Virginia, and $125 thousand which is a residential building lot in a recreational development in Central Virginia.
     During the first six months of 2008, the Bank recorded foreclosures on nonaccrual loans of $16.1 million, charge-offs of $1.9 million against the allowance and sales of $4.9 million.
     Total Non-Performing Assets. As of June 30, 2008, we had $21.9 million classified as non-performing assets on the balance sheet. The balance as of December 31, 2007 was $24.3 million.
     Specific Reserves. As of June 30, 2008, we had $1.3 million in specific reserves for non-performing assets. As of December 31, 2007, we had $2.2 million set aside for specific reserves.
Credit Quality Information

	June 30,	December 31,
	2008	2007
	(dollars in thousands)
Non-performing assets:
Impaired loans (performing loans with a specific allowance) [1]	$4,616	$2,928
Nonaccrual loans	2,834	17,082
Other real estate owned (OREO)	14,495	4,277

Total non-performing assets & past due loans	$21,945	$24,287

Specific reserves associated with impaired loans	$1,283	$2,163

[1]	Impaired loans are performing loans which have a risk rating of substandard, doubtful or loss and a specific allocation of the allowance for loan losses.
     Goodwill and intangible assets. As of June 30, 2008 goodwill associated with the various insurance agency acquisitions was $3.9 million and intangibles associated with the same acquisitions amounted to $2.5 million. The goodwill was $3.7 million as of December 31, 2007 and the intangibles were $2.7 million as of December 31, 2007. On an annual basis or more frequently impairment testing is performed on the goodwill associated with the insurance agency acquisitions. During the quarter Bankshares performed an evaluation of the goodwill associated with the insurance agency acquisitions and we determined no impairment was indicated. Bankshares will continue to monitor the goodwill on a quarterly basis throughout 2008.
     Deposits. We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At June 30, 2008, the deposit portfolio was $426.3 million, compared to the December 31, 2007 level of $365.3 million.

     We have made a special effort to obtain deposits from title and mortgage loan closing companies, which generally provide a good source of non-interest bearing deposits. We have developed products and services using available technology that meet the needs of these customers. The balances on deposit with us tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits. These deposits are subject to significant reduction during slower real estate markets, as evidenced in 2007, but are showing modest improvement in 2008. To meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. We have sold and will in the future sell trading and investment securities as a source of liquidity.
     As the business activity changes, and particularly if average title and mortgage loan closing deposits decline, we may occasionally use wholesale or brokered deposits. We use wholesale funding to offset funding gaps as necessary.
     At June 30, 2008 and December 31, 2007, we had $4.5 million and $10.0 million, respectively, of brokered deposits that relate to a state government program. Some of our wholesale brokered deposits are accounted for on a fair value basis; others are accounted for on a cost basis. As of June 30, 2008 and December 31, 2007, we had $84.9 million and $25.0 million, respectively, of wholesale brokered deposits accounted for on a cost basis. This type of funding is a tool to support the growth of the Bank and liquidity needs. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up from the following two categories: customer repurchase agreements and outstanding federal funds purchased. Customer repurchase agreements amounted to $24.6 million at June 30, 2008, compared to $24.3 million at December 31, 2007. Outstanding federal funds purchased as of June 30, 2008 were $10.0 million, as compared to outstanding federal funds purchased of $13.8 million at December 31, 2007.
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

     In 2007, we elected to account for the four existing long-term FHLB advances at fair value or under FVO accounting.
     The following tables reflect the fair value advances in effect on June 30, 2008 and December 31, 2007:

	June 30, 2008 on a Fair Value Basis
	Interest	Advance	Maturity	Par	Fair
Type of Advance	Rate	Term	Date	Value	Value
	(dollars in thousands)
Convertible*	1.88%	15 years	2021	$25,000	$25,871

Total FHLB advances				$25,000	$25,871

	December 31, 2007 on a Fair Value Basis
	Interest	Advance	Maturity	Par	Fair
Type of Advance	Rate	Term	Date	Value	Value
	(dollars in thousands)
Adjustable rate credit	3.73%	5 years	2008	$10,000	$9,972
Convertible*	4.71%	3 years	2010	25,000	25,518
Convertible*	4.21%	5 years	2011	15,000	15,339
Convertible*	4.28%	15 years	2021	25,000	25,786

Total FHLB advances				$75,000	$76,615

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     The weighted average interest rate on a fair value basis long-term FHLB advances was 1.88% and 4.33% as of June 30, 2008 and December 31, 2007, respectively.
     In the first quarter of 2008, Bankshares entered into a new long-term advance totaling $25.0 million with an interest rate of 2.68%. The following table shows the balance of the long-term advance on a cost basis as of June 30, 2008:

	June 30, 2008 on a Cost Basis
	Interest	Advance	Maturity	Par
Type of Advance	Rate	Term	Date	Value
	(dollars in thousands)
Convertible*	2.68%	4 years	2012	$25,000

Total FHLB advances				$25,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     The weighted average interest rate on all long-term FHLB advances was 2.28% ($50.0 million of par value) and 4.33% ($75.0 million of par value) as of June 30, 2008 and December 31, 2007, respectively.

     Deposit Liabilities at Fair Value. Bankshares applied SFAS No. 159 to certain wholesale oriented liabilities as of January 1, 2007. Of these brokered certificates of deposit, $78.4 million in par value and $110.2 million in par value were reported under FVO accounting as of June 30, 2008 and December 31, 2007, respectively.
     During the second quarter of 2008, we had one brokered certificate of deposit mature, totaling $9.9 million with an average interest rate of 5.15%.
     The following table reflects the fair value of liabilities accounted for under SFAS No. 159 as of the dates indicated:

	June 30, 2008			December 31, 2007
	Par	Fair		Par	Fair
	Value	Value	Yield	Value	Value	Yield
	(dollars in thousands)
Brokered CDs	$78,409	$78,964	5.14%	$110,226	$110,665	5.12%
FHLB long-term advances	25,000	25,871	1.88%	75,000	76,615	4.33%

Total liabilities at fair value	$103,409	$104,835	4.52%	$185,226	$187,280	4.80%

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

     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned subsidiary business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of June 30, 2008 and December 31, 2007 was 5.93% and 8.14%, respectively.
     Under the current bank regulatory guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At June 30, 2008 and December 31, 2007, the entire amount was considered Tier 1 capital.
     Capital. Both Bankshares and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $42.3 million as of June 30, 2008 compared to the December 31, 2007 level of $45.7 million. The change in equity is attributable to the net loss of $3.2 million for the first six months of 2008, which reduced stockholders’ equity as of June 30, 2008. Book value per common share was $8.28 as of June 30, 2008 compared to $8.96 as of December 31, 2007.
     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of the dates indicated:

	Risk Based Capital Analysis
	June 30,	December 31,
	2008	2007
	(dollars in thousands)
Tier 1 Capital:
Common stock	$20,427	$20,427
Capital surplus	25,223	25,082
Retained earnings (deficit)	(2,766)	400
Less: disallowed intangible assets and goodwill	(6,368)	(6,338)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total Tier 1 Capital	46,516	49,571

Tier 2 Capital:
Qualifying allowance for loan losses	5,502	5,246

Total Tier 2 Capital	5,502	5,246

Total Risk Based Capital	$52,018	$54,817

Risk weighted assets	$443,211	$424,040

Quarterly average assets	$558,105	$549,454

	June 30,	December 31,	Regulatory
	2008	2007	Minimum
Capital Ratios:
Tier 1 risk based capital ratio	10.5%	11.7%	4.0%
Total risk based capital ratio	11.7%	12.9%	8.0%
Leverage ratio	8.4%	9.0%	4.0%
Equity to assets ratio	7.4%	8.4%	N/A

     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three	Six	Year
	Months Ended	Months Ended	Ended
	June 30,	June 30,	December 31,
	2008	2008	2007
	(dollars in thousands)
Average total assets	$558,105	$552,526	$580,947

Average stockholders’ equity	$43,612	$44,319	$52,723

Net income	$(1,088)	$(3,166)	$(2,844)

Cash dividends declared	$—	$—	$—

Return on average assets (annualized)	-0.78%	-1.15%	-0.49%

Return on average stockholders’ equity (annualized)	-10.03%	-14.37%	-5.39%

Average stockholders’ equity to average total assets	7.81%	8.02%	9.08%

     Concentrations. Bankshares operates in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area, with a smaller operation in the Fredericksburg area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. The slowdown in the real estate market experienced in 2007 and continuing in 2008 has caused developers to review projects carefully. Many projects have been delayed or cancelled in the face of current market conditions. This slower market has led to longer days on market in the residential real estate resale market and discounting and competitive pricing by home builders, which in turn has resulted in lower levels of title company deposits and slower movement of construction projects. The current environment presents challenges in real estate lending. Management is keenly aware of the real estate related concentrations and is closely monitoring the impact of changes on our clients and our business. Material changes in the economic situation of the region and/or the region’s real estate market could have an adverse impact on Bankshares.
Contractual Obligations
     In the normal course of business, Bankshares has various outstanding contractual obligations that will require future cash outflows. During the first quarter of 2008 Bankshares renewed its core data processing contract on terms consistent with the previous contract. In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require cash outflows.

     As of June 30, 2008, there have been no material changes outside the ordinary course of business in Bankshares’ contractual obligations as disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007.
Off-Balance Sheet Activities
     As of June 30, 2008, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). The Statement will significantly change the financial accounting and reporting of business combination transactions. SFAS No. 141R establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. Bankshares does not expect the implementation to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No.160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires Bankshares to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Bankshares does not expect the implementation of SFAS No. 160 to have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. Bankshares does not expect the implementation of SFAS No. 161 to have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. In 2004, we engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project was the development of an in-depth ALM model that measures Net Interest Income (NII) and Economic Value of Equity (EVE) results on a monthly basis. The results indicate that we are positioned well for changing interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and, as of the most recent model run (May 2008), we are in compliance with all policy metrics. The short-term interest rate model (NII) indicates we are asset sensitive. The long-term interest rate model (EVE) indicates slightly declining EVE in a rising interest rate environment.
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
     The ALM results for May 31, 2008 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to decrease over the next twelve months by 3.0%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to increase over the next twelve months by 2.6%. The results in both a rising and declining interest rate environment are within the policy guidelines.
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

     The table below shows ALM model results as of May 31, 2008 under various interest rate shocks:

	May 31, 2008
Interest Rate Shocks	NII	EVE
-200 bp	1.0%	4.5%
-100 bp	2.6%	2.8%
+100 bp	(3.0)%	(4.1)%
+200 bp	(5.8)%	(7.1)%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $81.2 million, or 14.3% of total assets, at June 30, 2008. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long-term interest rate exposure. As an example, $57.2 million of the trading securities at June 30, 2008 are classified as greater than five years due to the contractual maturity of the instruments. Trading assets are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion, or perhaps all, of the $57.2 million of trading assets as the “within three month” category, which further suggests an asset sensitive position for Bankshares.
     The following table reflects our June 30, 2008 “static” interest rate gap position:

	June 30, 2008
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$7,209	$17,145	$24,354
Trading securities	39,318	—	2,011	57,185	98,514
Loans held for sale	1,087	—	—	—	1,087
Loans	143,113	32,753	120,462	73,007	369,335
Interest-bearing deposits	100	—	—	—	100
Federal funds sold	15,265	—	—	—	15,265

Total interest earning assets	198,883	32,753	129,682	147,337	508,655

Interest-bearing liabilities:
Interest-bearing demand deposits	43,972	—	—	—	43,972
Money market deposit accounts	27,959	—	—	—	27,959
Savings accounts & IRAs	3,362	—	—	—	3,362
Time deposits, at fair value	37,598	32,115	9,251	—	78,964
Time deposits	7,369	115,089	50,907	9,480	182,845

Total interest-bearing deposits	120,260	147,204	60,158	9,480	337,102

FHLB advances, at fair value	—	—	—	25,871	25,871
FHLB advances	—	—	25,000	—	25,000
Repurchase agreements (repos)	24,635	—	—	—	24,635
Other borrowings	10,440	—	—	—	10,440
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	165,645	147,204	85,158	35,351	433,358

Period Gap	$33,238	$(114,451)	$44,524	$111,986	$75,297

Cumulative Gap	$33,238	$(81,213)	$(36,689)	$75,297	$75,297

Cumulative Gap / Total Assets	5.84%	-14.26%	-6.44%	13.22%	13.22%

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent and within policy guidelines in the base case of our modeling efforts as of May 31, 2008.
     Management believes that the accounting under the fair value option of certain assets and liabilities for Bankshares presents a more realistic picture of the organization. Earnings volatility is reduced as certain assets and liabilities are disposed of or change character in light of core bank balance sheet strategies. We have modeled our EVE position in a delevered balance sheet position and believe certain optionality risk and earnings risk decreased as a result of the strategies.
Item 4. Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in our periodic reports.
     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Bankshares held its Annual Meeting of Shareholders on June 19, 2008 (2008 Annual Meeting). A quorum of shareholders was present, consisting of a total of 5,106,819 shares, represented in person or by proxy. At the 2008 Annual Meeting, the shareholders elected Class C directors Lawrence N. Grant, Serina Moy and Thomas A. Young, Jr. to three-year terms to serve until the 2011 Annual Meeting, and Class B director Oliver T. Carr, III to a two-year term to serve until the 2010 Annual Meeting. The shareholders also ratified the appointment of Yount, Hyde & Barbour, P.C. as independent public accountants of Bankshares for the year ending December 31, 2008.
1. Election of three Class C directors and one Class B director of Bankshares.

	For	Withheld
Lawrence N. Grant	3,577,835	349,412
Serina Moy	3,708,935	218,312
Thomas A. Young, Jr.	3,707,245	220,002
Oliver T. Carr, III	3,685,866	241,381
     Class A directors continuing to serve until the 2009 Annual Meeting are: Harvey E. Johnson, Jr. and Robert G. Weyers.

     Other Class B directors continuing to serve until the 2010 Annual Meeting are: William M. Drohan and George S. Webb.
2. Proposal to ratify the appointment of Yount, Hyde & Barbour, P.C. as Bankshares’ independent public accountants for the year ending December 31, 2008.

For	Against	Abstain	Broker Non-Vote
3,881,696	24,632	20,919	0
     No other matters were voted on during the 2008 Annual Meeting.
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
ALLIANCE BANKSHARES CORPORATION
(Registrant)

August 11, 2008 Date	/s/ Thomas A. Young, Jr. Thomas A. Young, Jr.
President & Chief Executive Officer
(principal executive officer)

August 11, 2008 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr.
Executive Vice President &
Chief Financial Officer
(principal financial and accounting officer)