Form 10-Q
period 2008-09-30
ALLIANCE BANKSHARES CORP
filed 2008-11-10
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of November 7, 2008, the number of outstanding shares of registrant’s common stock, par value $4.00 per share, was: 5,106,819.

ALLIANCE BANKSHARES CORPORATION

2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
September 30, 2008, December 31, 2007 and September 30, 2007
(Dollars in thousands)

	September	December	September
	30,	31,	30,
	2008	2007	2007
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$25,211	$10,121	$19,300
Federal funds sold	12,976	1,256	7,688
Trading securities, at fair value	89,386	84,950	101,961
Investment securities available-for-sale, at fair value	21,793	26,128	27,176
Investment securities held-to-maturity, at amortized cost	—	—	100
Loans held for sale	989	1,925	1,573
Loans, net of allowance for loan losses of $6,000, $6,411 and $5,134	364,768	391,813	390,904
Premises and equipment, net	1,861	2,106	2,244
Other real estate owned	13,379	4,277	781
Goodwill and intangibles	6,284	6,338	6,388
Accrued interest and other assets	16,172	12,348	10,894

TOTAL ASSETS	$552,819	$541,262	$569,009

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$74,167	$66,152	$83,591
Savings and NOW deposits	41,479	42,603	40,673
Money market deposits	24,831	34,045	36,585
Time deposits ($41,329, $110,665 and $110,535 at fair value)	260,971	222,464	214,668

Total deposits	401,448	365,264	375,517

Repurchase agreements, federal funds purchased and other borrowings	46,318	38,203	54,298
Federal Home Loan Bank advances ($26,111, $76,615 and $75,452 at fair value)	51,111	76,615	75,452
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	4,379	5,137	3,367
Commitments and contingent liabilities	—	—	—

Total liabilities	513,566	495,529	518,944

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,106,819, 5,106,819 and 5,116,119 shares issued and outstanding at September 30, 2008, December 31, 2007 and September 30, 2007, respectively	20,427	20,427	20,464
Capital surplus	25,293	25,082	25,156
Retained earnings (deficit)	(5,137)	400	4,652
Accumulated other comprehensive (loss), net	(1,330)	(176)	(207)

Total stockholders’ equity	39,253	45,733	50,065

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$552,819	$541,262	$569,009

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended September 30, 2008 and 2007
(Dollars in thousands, except for per share data)

	2008	2007
INTEREST INCOME:
Loans	$5,897	$7,838
Trading securities	986	1,455
Investment securities	253	317
Federal funds sold	28	52

Total interest income	7,164	9,662

INTEREST EXPENSE:
Savings and NOW deposits	127	207
Time deposits	2,877	2,487
Money market deposits	162	363
Repurchase agreements, federal funds purchased and other borrowings	788	2,068

Total interest expense	3,954	5,125

Net interest income	3,210	4,537

Provision for loan losses	2,200	235

Net interest income after provision for loan losses	1,010	4,302

OTHER INCOME:
Insurance commissions	681	782
Deposit account service charges	65	54
Gain on residential mortgage loan sales	29	66
Net loss on sale of available-for-sale securities	(56)	(17)
Trading activity and fair value adjustments	(142)	(729)
Other operating income	24	47

Total other income	601	203

OTHER EXPENSES:
Salaries and employee benefits	2,270	2,120
Occupancy expense	623	482
Equipment expense	254	252
Other real estate owned expense	715	31
Operating expenses	1,400	1,374

Total other expenses	5,262	4,259

INCOME (LOSS) BEFORE INCOME TAXES	(3,651)	246

Income tax expense (benefit)	(1,280)	49

NET INCOME (LOSS)	$(2,371)	$197

Net income (loss) per common share, basic	$(0.46)	$0.04

Net income (loss) per common share, diluted	$(0.46)	$0.04

Weighted average number of shares, basic	5,106,819	5,246,891

Weighted average number of shares, diluted	5,106,819	5,465,239

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands, except for per share data)

	2008	2007
INTEREST INCOME:
Loans	$18,110	$23,457
Trading securities	3,082	4,848
Investment securities	850	1,003
Federal funds sold	114	154

Total interest income	22,156	29,462

INTEREST EXPENSE:
Savings and NOW deposits	437	577
Time deposits	8,699	7,778
Money market deposits	624	730
Repurchase agreements, federal funds purchased and other borrowings	2,862	6,547

Total interest expense	12,622	15,632

Net interest income	9,534	13,830

Provision for loan losses	3,360	1,120

Net interest income after provision for loan losses	6,174	12,710

OTHER INCOME:
Insurance commissions	2,497	2,606
Deposit account service charges	209	231
Gain on residential mortgage loan sales	121	949
Net gain (loss) on sale of available-for-sale securities	(46)	55
Trading activity and fair value adjustments	(2,531)	(1,370)
Other operating income	91	137

Total other income	341	2,608

OTHER EXPENSES:
Salaries and employee benefits	6,695	6,698
Occupancy expense	1,714	1,453
Equipment expense	731	760
Other real estate owned expense	1,289	33
Operating expenses	4,640	4,408

Total other expenses	15,069	13,352

INCOME (LOSS) BEFORE INCOME TAXES	(8,554)	1,966

Income tax expense (benefit)	(3,017)	558

NET INCOME (LOSS)	$(5,537)	$1,408

Net income (loss) per common share, basic	$(1.08)	$0.26

Net income (loss) per common share, diluted	$(1.08)	$0.25

Weighted average number of shares, basic	5,106,819	5,441,363

Weighted average number of shares, diluted	5,106,819	5,742,793

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands)

				Accumulated		Total
			Retained	Other		Stock-
	Common	Capital	Earnings	Comprehensive	Comprehensive	holders’
	Stock	Surplus	(Deficit)	Loss	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2006	$22,206	$29,126	$5,987	$(2,682)		$54,637

COMPREHENSIVE INCOME:

Net income	—	—	1,408	—	$1,408	1,408
Other comprehensive (loss), net of tax:
Unrealized holding losses on securities available-for-sale, net of tax of $(66)	—	—	—	—	(129)	—
Less: reclassification adjustment, net of income taxes of $(19)	—	—	—	—	(36)	—

Other comprehensive (loss), net of tax	—	—	—	(165)	(165)	(165)

Total comprehensive income	—	—	—	—	$1,243	—

Cumulative effect of adoption of SFAS No. 159	—	—	(2,743)	2,640		(103)
Exercise of stock options	361	124	—	—		485
Common stock repurchased	(2,103)	(4,306)	—	—		(6,409)
Stock-based compensation expense	—	212	—	—		212

BALANCE, SEPTEMBER 30, 2007	$20,464	$25,156	$4,652	$(207)		$50,065

BALANCE, DECEMBER 31, 2007	$20,427	$25,082	$400	$(176)		$45,733

COMPREHENSIVE (LOSS):

Net loss	—	—	(5,537)	—	$(5,537)	(5,537)
Other comprehensive (loss), net of tax:
Unrealized holding losses on securities available-for-sale, net of tax of $(611)	—	—	—	—	(1,184)	—
Add: reclassification adjustment, net of income taxes of $16	—	—	—	—	30	—

Other comprehensive (loss), net of tax	—	—	—	(1,154)	(1,154)	(1,154)

Total comprehensive (loss)	—	—	—	—	$(6,691)	—

Stock-based compensation expense	—	211	—	—		211

BALANCE, SEPTEMBER 30, 2008	$20,427	$25,293	$(5,137)	$(1,330)		$39,253

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,537)	$1,408
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	829	995
Loss on disposal of fixed assets	17	124
Provision for loan losses	3,360	1,120
Origination of loans held for sale	(11,694)	(51,753)
Proceeds from sale of loans held for sale	12,751	69,663
Gain on loan sales	(121)	(949)
Stock-based compensation expense	211	212
Net loss (gain) on sale of securities available-for-sale	46	(55)
Trading activity and fair value adjustments	2,531	1,370
Changes in assets and liabilities affecting operations:
Other real estate owned (OREO)	(9,102)	(781)
Accrued interest and other assets	(3,175)	(2,555)
Other liabilities	(758)	(1,527)

Net cash provided by (used in) operating activities	(10,642)	17,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(11,720)	4,039
Purchase of securities available-for-sale	(5,323)	(3,947)
Proceeds from sale of securities available-for-sale	7,370	8,846
Net change in trading securities	(6,266)	66,761
Net change in FHLB stock	636	(2,119)
Net change in loan portfolio	23,685	(17,725)
Purchase of premises and equipment	(26)	(558)

Net cash provided by investing activities	8,356	55,297

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	8,015	(75,137)
Savings and NOW deposits	(1,124)	(9,972)
Money market deposits	(9,214)	17,196
Time deposits	36,584	(27,903)
Repurchase agreements, federal funds purchased and other borrowings	8,115	1,101
FHLB long term advances	(25,000)	25,452
Proceeds from exercise of stock options	—	485
Common stock repurchased	—	(6,409)

Net cash provided by (used in) financing activities	17,376	(75,187)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,090	(2,618)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,121	21,918

CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,211	$19,300

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. General
     Alliance Bankshares Corporation (Bankshares) is a bank holding company that conducts substantially all of its operations through its subsidiaries. Alliance Bank Corporation (the Bank) is state-chartered and is a member of the Federal Reserve System. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia submarket and a small lending group in the Fredericksburg area.
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

     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications consisting of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of September 30, 2008, December 31, 2007 and September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2008 and 2007, and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2008 and 2007. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
     Operating results for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of full year financial results.
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
     Included within salaries and employee benefits expense for the nine months ended September 30, 2008 and the nine months ended September 30, 2007 is $211 thousand and $212 thousand, respectively, of stock-based compensation. As of September 30, 2008 and December 31, 2007, there was $662 thousand and $651 thousand, respectively, of total unrecognized compensation expense related to nonvested stock options, which will be recognized over the remaining requisite service period.
     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average assumptions for grants in the first nine months of 2008 were: price volatility of 27.52%, risk-free interest rates of 3.24%, dividend rate of 0.00% and expected lives of 5.00 years. The weighted average assumptions for grants in the first nine months of 2007 were: price volatility of 21.90%, risk-free interest rates of 4.29%, dividend rate of 0.00% and expected lives of 6.76 years.
     Stock option activity for the nine months ended September 30, 2008 is summarized below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2008	932,667	$9.80
Granted	9,000	2.99
Exercised	—	—
Forfeited	39,219	12.88

Outstanding at September 30, 2008	902,448	$9.60	5.0	$6

Exercisable at September 30, 2008	661,641	$8.81	5.0	$—

2. Fair Value Assets and Liabilities (FVO)
     Bankshares elected to adopt the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) and Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159) effective January 1, 2007.
     As a result of electing to record trading securities, specific brokered certificates of deposit and specific long-term Federal Home Loan Bank of Atlanta (FHLB) advances on a case-by-case basis at fair value pursuant to the provisions of SFAS No. 159 as of January 1, 2007, Bankshares reduced opening retained earnings by $2.7 million.
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
     The following table outlines the fair value position of assets and liabilities accounted for under SFAS No. 159 as of September 30, 2008:

					Total	Total
		Quoted	Significant	Significant	Changes in	Changes in
		Prices in	Other	Other	Fair Value	Fair Value
		Active	Observable	Unobservable	Included in	Included in
	Fair	Markets	Inputs	Inputs	Current	YTD
	Value	(Level 1)	(Level 2)	(Level 3)	Quarter	Results
			(dollars in thousands)
Trading securities	$89,386	$—	$49,094	$40,292	$(38)	$(1,338)
Time deposits (brokered certificates of deposit)	41,329	—	41,329	—	136	19
FHLB advances	26,111	—	26,111	—	(240)	(1,212)

					$(142)	$(2,531)

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
(dollars in thousands)

Total
Trading Assets
Beginning balance, June 30, 2008	$—
Transfers into Level 3	46,321
Sales, maturities or calls	(7,000)
Realized gains (losses)	(29)
Purchases	1,000

Ending balance, September 30, 2008	$40,292

     Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the period (above) are reported in trading revenues and in other revenues as follows:

Trading
Revenues
Total gains or losses included in earnings (or changes in net assets) for the period (above)	$(29)

Changes in unrealized gains or losses relating to assets still held at September 30, 2008	$(9)

     For the assets and liabilities selected for fair value accounting, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. At the end of September 2008, three month LIBOR was acting in a distressed manner due to the current banking crisis. Additional inputs were considered in the valuation of instruments to determine fair value as of September 30, 2008. These inputs reflect market prices adjusted for normalized or non-distressed spreads on the bonds. Management intends to use fair value accounting in the future on a case-by-case basis. If the fair value measurement provides a better evaluation of the instruments and related performance, it will be used.
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
3. Trading Securities
     Bankshares early adopted the provisions of SFAS No. 159 effective January 1, 2007. The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:

	September 30,		December 31,		September 30,
	2008		2007		2007
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Trading securities:
U.S. government corporations & agencies [1,2]	$76,817	4.23%	$64,281	5.79%	$65,708	6.08%
PCMOs	12,569	5.40%	20,669	5.33%	36,253	5.29%

Total trading securities	$89,386	4.44%	$84,950	5.68%	$101,961	5.80%

[1]	Bankshares did not hold any preferred stock of Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Corporation (Freddie Mac) as of the dates stated.

[2]	Includes SBA securities of $36,525, $44,734 and $46,776 respectively.

4. Investment Securities, Available-for-Sale and Held-to-Maturity
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at September 30, 2008 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
		(dollars in thousands)
Available-for-sale securities:
Municipal securities	$18,655	$13	$(2,029)	$16,639
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,898	—	—	3,898

Total available-for-sale securities	$23,809	$13	$(2,029)	$21,793

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2007 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	(Losses)	Value
		(dollars in thousands)
Available-for-sale securities:
Municipal securities	$20,604	$44	$(310)	$20,338
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	4,534	—	—	4,534

Total available-for-sale securities	$26,394	$44	$(310)	$26,128

     There were no held-to-maturity investments at September 30, 2008 or December 31, 2007.
     The following tables present the aggregate amount of unrealized loss in investment securities as of September 30, 2008 and December 31, 2007. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

			September 30, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Municipal securities	$15,180	$(1,832)	$690	$(197)	$15,870	$(2,029)

Total temporarily impaired investment securities	$15,180	$(1,832)	$690	$(197)	$15,870	$(2,029)

     As of September 30, 2008, 39 municipal securities have an unrealized loss totaling $2.0 million. The investment securities are obligations of entities that management believes are solid credit risks. Management believes the impairment noted at September 30, 2008 in the table above is the result of current market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
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

			December 31, 2007
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
Municipal securities	$11,244	$(262)	$4,227	$(48)	$15,471	$(310)

Total temporarily impaired investment securities	$11,244	$(262)	$4,227	$(48)	$15,471	$(310)

5. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages as of the dates indicated:

	September 30,		December 31,
	2008		2007
	Amount	Percentage	Amount	Percentage
		(dollars in thousands)
Real estate:
Residential real estate	$88,124	23.8%	$78,462	19.7%
Commercial real estate	150,613	40.6%	151,017	37.9%
Construction	85,352	23.0%	114,305	28.7%

Total real estate	324,089	87.4%	343,784	86.3%
Commercial	42,947	11.6%	50,736	12.8%
Consumer	3,113	0.8%	3,704	0.9%
Other	619	0.2%	—	0.0%

Gross loans	370,768	100.0%	398,224	100.0%

Less: allowance for loan losses	(6,000)		(6,411)

Net loans	$364,768		$391,813

6. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses in the periods presented:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2008	2007	2007
	(dollars in thousands)
Balance, beginning of period	$6,411	$4,377	$4,377
Provision for loan losses	3,360	5,824	1,120
Loans charged off	(4,242)	(3,847)	(420)
Recoveries of loans charged off	471	57	57

Net charge-offs	(3,771)	(3,790)	(363)

Balance, end of period	$6,000	$6,411	$5,134

Impaired loans and nonaccrual loans are summarized as follows as of the dates indicated:

	September 30,	December 31,
	2008	2007
	(dollars in thousands)
Impaired loans without a valuation allowance	$—	$1,310
Impaired loans with a valuation allowance	8,837	18,700

Total impaired loans	$8,885	$20,010

Valuation allowance related to impaired loans	$1,714	$2,163

Average investment in impaired loans	$26,042	$17,752

Interest income recognized on impaired loans	$438	$1,296

Interest income recognized on a cash basis on impaired loans	$438	$1,296

     There were no nonaccrual loans excluded from impaired loan disclosures as of September 30, 2008 and December 31, 2007.
7. Intangibles and Goodwill
     On November 15, 2005, the Bank acquired all of the stock of Danaher Insurance Agency, Inc., a Virginia based insurance agency, and formed AIA. The Bank paid $2,975,000 in cash (including escrows) for the stock in the agency. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately $1.6 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The value of goodwill and transaction costs was $1.7 million as of September 30, 2008 and $1.5 million as of December 31, 2007.
     On December 14, 2006, AIA acquired certain assets and liabilities of Battlefield Insurance Agency, Inc. and Northern Virginia Insurance Agency, Inc., both Virginia based insurance agencies. AIA paid a total of $2,385,000, of which $1,500,000 was in cash with contract payments of $295,000 due each of the next three years amounting to $885,000. Pursuant to this agreement, the first $295,000 was paid out in the first quarter of 2008. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately $1.0 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS No. 142. The value of goodwill and transaction costs was $1.5 million as of September 30, 2008 and $1.4 million as of December 31, 2007.
     On April 5, 2007, AIA acquired certain assets and liabilities of the Thomas Agency, Inc., a Virginia based insurance agency. AIA paid a total of $1,050,000, of which $875,000 was in cash and $175,000 was in restricted common stock of Bankshares. In addition, earnout payment amounts up to $350,000 for the insurance operation’s performance in calendar years 2007, 2008 and 2009 may be paid out if performance objectives are achieved. As of September 30, 2008, no payments have been made. The value of goodwill and transaction costs was $598 thousand as of September 30, 2008 and December 31, 2007.

     For the nine months ended September 30, 2008, amortization expense for all insurance agencies was $252 thousand. Amortization of customer intangibles for all insurance agencies is estimated at $336 thousand annually for 2008 through 2011.
     Goodwill related to the AIA acquisitions is tested for impairment on an annual basis or more frequently if events or circumstances warrant. During the period ended September 30, 2008, Bankshares performed an evaluation of the goodwill associated with its acquisition of the insurance agencies and no impairment was indicated.
8. Long-Term Federal Home Loan Bank Advances
     Bankshares has a variety of advances (fixed, floating and convertible) with the FHLB, some of which are accounted for on a fair value basis, and some of which are accounted for on a cost basis.
     At September 30, 2008 and December 31, 2007, par values on a fair value accounting basis were $25.0 million and $75.0 million, respectively, and mature through 2021. The contractual maturities of the long-term FHLB advances accounted for on a fair value accounting basis are as follows for the dates indicated:

		September 30, 2008 on a Fair Value Basis
	Interest	Advance	Maturity	Par	Fair
Type of Advance	Rate	Term	Date	Value	Value
	(dollars in thousands)
Convertible*	2.06%	15 years	2021	$25,000	$26,111

Total FHLB advances				$25,000	$26,111

		December 31, 2007 on a Fair Value Basis
	Interest	Advance	Maturity	Par	Fair
Type of Advance	Rate	Term	Date	Value	Value
	(dollars in thousands)
Adjustable rate credit	3.73%	5 years	2008	$10,000	$9,972
Convertible*	4.71%	3 years	2010	25,000	25,518
Convertible*	4.21%	5 years	2011	15,000	15,339
Convertible*	4.28%	15 years	2021	25,000	25,786

Total FHLB advances				$75,000	$76,615

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     During the first quarter of 2008, we prepaid two of our fair value long-term advances, totaling $40.0 million with an effective interest rate of 4.52%. The weighted average interest rate on long-term FHLB advances accounted for on a fair value basis was 2.06% and 4.33% as of September 30, 2008 and December 31, 2007, respectively.

     At September 30, 2008 Bankshares had one long-term FHLB advance accounted for on a cost basis totaling $25.0 million that matures in 2012. The following table reflects the long-term FHLB advances accounted for on a cost basis:

		September 30, 2008 on a Cost Basis
	Interest	Advance	Maturity	Par
Type of Advance	Rate	Term	Date	Value
	(dollars in thousands)
Convertible*	2.85%	4 years	2012	$25,000

Total FHLB advances				$25,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     There were no long-term advances accounted for on a cost basis as of December 31, 2007.
9. Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned subsidiary business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The trust also issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate was 5.97% on September 30, 2008 and 8.14% on December 31, 2007.
10. Earnings Per Share
     The following table shows the weighted average number of shares used in computing earnings per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders for the periods presented.

Three Months Ended September 30,	2008		2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	5,106,819	$(0.46)	5,246,891	$0.04

Effect of dilutive securities, stock options	—		218,348

Diluted earnings (loss) per share	5,106,819	$(0.46)	5,465,239	$0.04

Net income (loss) utilized in the earnings per share calculations above:	$(2,371,000)		$197,000

Nine Months Ended September 30,	2008		2007
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount

Basic earnings (loss) per share	5,106,819	$(1.08)	5,441,363	$0.26

Effect of dilutive securities, stock options	—		301,430

Diluted earnings (loss) per share	5,106,819	$(1.08)	5,742,793	$0.25

Net income (loss) utilized in the earnings per share calculations above:	$(5,537,000)		$1,408,000

     Average shares of 902,448 and 352,505 have been excluded from the calculation for the nine months ended September 30, 2008 and September 30, 2007, respectively, because their effects were anti-dilutive.
11. Supplemental Cash Flow Information

	September 30,	September 30,
	2008	2007
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the nine months	$12,280	$16,560

Income taxes paid during the nine months	$—	$1,575

Supplemental Disclosures of Noncash Activities:
Fair value adjustment on available-for-sale securities	$(1,749)	$3,751

Transfer of loans to foreclosed assets	$14,761	$781

12. Segment Reporting
      Bankshares has two reportable segments: traditional commercial and mortgage banking, and insurance agencies. In evaluating the segment disclosures for all presented periods it was determined that revenues, assets and performance of the mortgage banking activity does not warrant separate segment reporting. Revenues from commercial and mortgage banking operations consist primarily of interest earned on loans, investment securities, trading account assets, fees from deposit services, interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Insurance agency revenues consist of property and casualty commissions, contingency commissions, and employee benefits commissions.
     The commercial banking operation provides the mortgage banking division with the short-term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking division interest based on a premium over its cost to borrow funds. These transactions are eliminated in the consolidation process.
     The following tables present segment information for the three and nine month periods ended September 30, 2008 and 2007:

SEGMENT REPORTING

	For the Three Months Ended
	September 30, 2008
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$7,177	$—	$(13)	$7,164
Gain on sale of loans	29	—	—	29
Insurance commissions	—	681	—	681
Trading activity and fair value adjustments	(142)	—	—	(142)
Other	33	—	—	33

Total operating income	7,097	681	(13)	7,765

Expenses:
Interest expense	3,967	—	(13)	3,954
Provision for loan losses	2,200	—	—	2,200
Salaries and employee benefits	1,846	424	—	2,270
Other	2,838	154	—	2,992

Total operating expenses	10,851	578	(13)	11,416

Income (loss) before income taxes	$(3,754)	$103	$—	$(3,651)

Total assets	$554,344	$1,795	$(3,320)	$552,819

Capital expenditures	$4	$13	$—	$17

	For the Three Months Ended
	September 30, 2007
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$9,756	$—	$(94)	$9,662
Gain on sale of loans	66	—	—	66
Insurance commissions	—	782	—	782
Trading activity and fair value adjustments	(729)	—	—	(729)
Other	84	—	—	84

Total operating income	9,177	782	(94)	9,865

Expenses:
Interest expense	5,219	—	(94)	5,125
Provision for loan losses	235	—	—	235
Salaries and employee benefits	1,693	427	—	2,120
Other	2,012	127	—	2,139

Total operating expenses	9,159	554	(94)	9,619

Income before income taxes	$18	$228	$—	$246

Total assets	$576,755	$1,526	$(9,272)	$569,009

Capital expenditures	$211	$—	$—	$211

SEGMENT REPORTING

	For the Nine Months Ended
	September 30, 2008
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$22,195	$—	$(39)	$22,156
Gain on sale of loans	121	—	—	121
Insurance commissions	—	2,497	—	2,497
Trading activity and fair value adjustments	(2,531)	—	—	(2,531)
Other	254	—	—	254

Total operating income	20,039	2,497	(39)	22,497

Expenses:
Interest expense	12,661	—	(39)	12,622
Provision for loan losses	3,360	—	—	3,360
Salaries and employee benefits	5,347	1,348	—	6,695
Other	7,922	452	—	8,374

Total operating expenses	29,290	1,800	(39)	31,051

Income (loss) before income taxes	$(9,251)	$697	$—	$(8,554)

Total assets	$554,344	$1,795	$(3,320)	$552,819

Capital expenditures	$(11)	$37	$—	$26

	For the Nine Months Ended
	September 30, 2007
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$29,838	$—	$(376)	$29,462
Gain on sale of loans	949	—	—	949
Insurance commissions	—	2,606	—	2,606
Trading activity and fair value adjustments	(1,370)	—	—	(1,370)
Other	423	—	—	423

Total operating income	29,840	2,606	(376)	32,070

Expenses:
Interest expense	16,008	—	(376)	15,632
Provision for loan losses	1,120	—	—	1,120
Salaries and employee benefits	5,477	1,221	—	6,698
Other	6,227	427	—	6,654

Total operating expenses	28,832	1,648	(376)	30,104

Income before income taxes	$1,008	$958	$—	$1,966

Total assets	$576,755	$1,526	$(9,272)	$569,009

Capital expenditures	$450	$108	$—	$558

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
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “ anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Effects of implementation of certain balance sheet strategies;

•	Impacts of fair value accounting;

•	Timing of expected implementation of certain balance sheet strategies;

•	Anticipated growth of our insurance company;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia, Fredericksburg, and the greater Washington, D.C. Metropolitan region;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	The timing and value realized upon the sale of Other Real Estate Owned (OREO) property;

•	Sustained weakness in the local housing market;

•	Additional negative changes in the national and local home mortgage market;

•	Maintaining and developing well-established and valuable client relationships and referral source relationships;

•	Our use of technology and the use of technology by key competitors;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards;

•	Changes in regulatory requirements and/or restrictive banking legislation, including the impact of any policies or programs implemented pursuant to the Emergency Economic Stabilization Act of 2008 (EESA); and

•	Other factors described from time to time in our SEC filings.
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
Recent Developments
     The significant disruptions in the financial system over the past year and especially in recent months could impact Bankshare’s performance. Dramatic declines in the housing market in the past year have resulted in write-downs of asset values by financial institutions around the country and in the greater Washington, D.C. Metropolitan region. Concerns about the stability of the financial markets have led to a tightening of credit, reduction of business activity, lack of consumer confidence and increased market volatility. It is not clear what impact the Emergency Economic Stabilization Act of 2008 (EESA), or other liquidity and funding initiatives announced by the Treasury and other bank regulatory agencies will have on the financial markets and the financial services industry. The extreme levels of volatility and lack of consumer confidence could continue to affect the banking industry and the broader U.S. economy, which would have a direct impact on all financial institutions, including Bankshares.

      Bankshares’ Board of Directors and management are optimistic about the future and will embrace all initiatives that will have a calming influence on this disruption. We believe that the decision to temporarily increase Federal Deposit Insurance Corporation (FDIC) deposit insurance from $100,000 to $250,000 per depositor and to provide unlimited deposit insurance coverage for non-interest bearing transaction accounts at institutions participating in FDIC's Temporary Liquidity Guarantee Program through December 31, 2009 is a positive move to restore confidence in the financial services industry and the economy in general.
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

     Highlights of Bankshares’ financial results include the following:
•	Total loans decreased by $27.4 million or 6.9% to $370.8 million as of September 30, 2008 compared to $398.2 million as of December 31, 2007.

•	Non-interest bearing deposits increased by $8.0 million or 12.1% to $74.2 million as of September 30, 2008 compared to $66.2 million as of December 31, 2007.

•	We recorded an additional provision for loan losses of $2.2 million in the third quarter of 2008 due to previously impaired loans that were charged-off. In addition, a provision were made for our home equity loan (HELOC) portfolio which weakened in the quarter.

•	We sold $1.1 million in residential OREO properties during the quarter. Subsequently, we sold a $2.0 million OREO property in October 2008, at no additional cost.

•	We had $715 thousand in OREO expenses during the third quarter of 2008, of which $351 thousand were additional write downs on four properties.

•	As of September 30, 2008, fair value trading assets amounted to $89.4 million compared to $67.4 million of fair value trading liabilities. We recorded a fair value loss of $142 thousand, an improvement of $587 thousand for the third quarter of 2008, compared to a fair value loss of $729 thousand for the third quarter of 2007.
Principal Business Activities. An overview of the financial results for each of Bankshares’ principal segments is presented below. A more detailed discussion is included in “Results of Operations.”
     Commercial and Mortgage Banking: The Bank’s pre-tax loss was $3.8 million for the three months ended September 30, 2008 compared to pre-tax income of $104 thousand (which was partially offset by ABMD’s pre-tax loss of $86 thousand) for the same period in the prior year. The third quarter 2008 pre-tax loss includes an increased provision for loan losses of $2.2 million, which includes additional charge-offs and provisions specifically for the HELOC portion of our portfolio. Other items included $715 thousand in OREO expense, trading activity and fair value adjustments of $142 thousand and the reversal of $69 thousand of interest income related to nonaccrual loans.
     The following table reflects the key drivers of the unusual costs associated with the performance for the following periods indicated:

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2008
	(dollars in thousands)
Provision for loan losses	$2,200	$3,360
Trading activity and fair value adjustments	142	2,351
OREO direct expense	351	794
OREO write off	364	495
Nonaccrual interest reversal	69	475
Fredericksburg branching costs	41	41

Total	$3,167	$7,516

     The Bank’s pre-tax loss was $9.3 million for the nine months ended September 30, 2008 compared to $1.0 million pre-tax income for the same period in the prior year. The pre-tax loss for the nine months ended September 30, 2008 includes the effects of $2.5 million related to the rebalancing and mark-to-market of the trading securities, $1.3 million of OREO expense and the reversal of $475 thousand of interest income related to nonaccrual loans. The pre-tax loss also includes provisions for loan losses of $3.4 million, which includes additional charge-offs and provisions specifically for the HELOC portion of our portfolio. The total of these unusual expenses are $7.5 million for the nine months ended September 30, 2008.
     As of September 30, 2008, the Bank had $89.4 million in fair value trading assets and $67.4 million in fair value trading liabilities, as compared to $85.0 million in fair value trading assets and $187.3 million in fair value trading liabilities as of December 31, 2007. During the third quarter of 2008, we had maturities of fair value liabilities of $37.5 million. In the first quarter of 2008 we prepaid $40.0 million in FHLB advances and had maturities of fair value liabilities of $31.9 million. As a result of this rebalancing, we recorded a trading loss of $142 thousand for the third quarter, compared to a trading loss of $729 thousand in the third quarter of 2007.
     At September 30, 2008, the Bank had nonaccrual loans totaling $2.8 million. The nonaccrual loans relate to nine borrowers. The largest two are $810 thousand, which relate to commercial construction loan on a residential condominium project in Virginia Beach and $679 thousand which is secured by a commercial building and assets of a retail hardware and lumber company. The remainder of nonaccrual loans is made up of first and second trusts on properties in the greater Washington, D.C. Metropolitan region.
     The OREO balance was $13.4 million as of September 30, 2008, compared to $14.5 million as of June 30, 2008, and $4.3 million as of December 31, 2007. During the first nine months of 2008 there were foreclosures on nonaccrual loans of $14.8 million, capital improvements of $915 thousand, sales of $6.0 million and market value adjustments of $545 thousand. Subsequently, an OREO property for $2.0 million was sold in October 2008.

     Total loans were $370.8 million as of September 30, 2008, compared to $398.2 million as of December 31, 2007, a decrease of $27.4 million. This decrease is a result of the tighter credit market and management’s conscious decision to reduce its exposure to construction and land loans.
     Total deposits amounted to $401.4 million as of September 30, 2008, compared to $365.3 million in total deposits as of December 31, 2007. Non-interest bearing deposits were $74.2 million, or 18.5% of total deposits as of September 30, 2008, an increase of $8.0 million compared to the December 31, 2007 level of $66.2 million, or 18.1% of total deposits.
     Bankshares is considered “well capitalized”, as stockholders’ equity amounted to $39.3 million as of September 30, 2008 and $45.7 million as of December 31, 2007.
     Insurance Agencies: Pre-tax income for AIA was $103 thousand for the three months ended September 30, 2008, a decrease of $125 thousand, compared to $228 thousand for the same period in the prior year. Commission revenues for the three month period ended September 30, 2008 were $681 thousand, a decrease of $101 thousand or 12.9%, compared to commission revenues of $782 thousand for the three month period ended September 30, 2007.
     Pre-tax income for AIA was $697 thousand for the nine months ended September 30, 2008, a decrease of $261 thousand, compared to $958 thousand for the same period in the prior year. Commission revenues were $2.5 million for the nine month period ended September 30, 2008 compared to $2.6 million for the nine month period ended September 30, 2007. The insurance market has softened in 2008, and additional operating costs have risen as FIG was in operation for a full year.
Financial Performance Measures. Bankshares had a net loss for the three month period ended September 30, 2008 of $2.4 million compared to net income of $197 thousand for the same period in the prior year. The net loss of $2.4 million includes the effects of the additional provision for loan losses, the OREO expenses and the reversal of interest income on nonaccrual loans. These results led to $0.46 basic and diluted loss per share for the quarter ended September 30, 2008, compared to $0.04 basic and diluted income per share for the quarter ended September 30, 2007. Weighted average diluted shares outstanding were 5,106,819 for the three months ended September 30, 2008 compared to the prior year weighted average diluted shares outstanding of 5,465,239.
     For the nine month period ended September 30, 2008, Bankshares had a net loss of $5.5 million compared to net income of $1.4 million for the same period in the prior year. The net loss of $5.5 million includes the effects of the portfolio rebalancing, mark-to-market of the trading portfolio, the additional provision for loan losses and the reversal of interest income on nonaccrual loans. These results led to $1.08 basic and diluted loss per share for the nine months ended September 30, 2008. The basic income per share for the nine months ended September 30, 2007 was $0.26 per common share and diluted income per share for the same period was $0.25 per common share. Weighted average diluted shares outstanding were 5,106,819 for the nine months ended September 30, 2008 compared to the prior year weighted average diluted shares outstanding of 5,742,793.

     Net interest margin was 2.65% for the three months ended September 30, 2008 compared to 3.44% for the three months ended September 30, 2007. The reversal of nonaccrual interest income reduced the third quarter 2008 net interest margin by 5 basis points. Return on equity (ROE) and return on assets (ROA) on an annualized basis during the three months ended September 30, 2008 were not meaningful due to the net loss of $2.4 million. ROE and ROA on an annualized basis during the three months ended September 30, 2007 was 1.54% and 0.14%, respectively.
     Net interest margin was 2.60% for the nine months ended September 30, 2008 compared to 3.36% for the nine months ended September 30, 2007. The reversal of nonaccrual interest income reduced the nine month 2008 net interest margin by 13 basis points. ROE and ROA on an annualized basis during the nine months ended September 30, 2008 were not meaningful due to the net loss of $5.5 million. ROE and ROA on an annualized basis for the nine months ended September 30, 2007 was 3.51% and 0.32%, respectively.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended September 30, 2008 was $3.3 million compared to $4.6 million for the same period in 2007. Loan interest income decreased $1.9 million to $5.9 million in the three months ended September 30, 2008 compared to $7.8 million for the same period in 2007.
     Net interest income (on a fully tax equivalent basis) for the nine months ended September 30, 2008 was $9.8 million compared to $14.1 million for the same period in 2007. Loan interest income decreased $5.4 million to $18.1 million in the nine months ended September 30, 2008 compared to $23.5 million for the same period in 2007.
     The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the three month periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended September 30,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$371,206	$5,897	6.32%	$394,684	$7,838	7.88%
Trading securities	93,944	986	4.18%	110,383	1,455	5.23%
Investment securities	23,106	332	5.72%	25,038	395	6.26%
Federal funds sold	6,022	28	1.85%	2,137	52	9.65%

Total interest earning assets	494,278	7,243	5.83%	532,242	9,740	7.26%
Non-interest earning assets:
Cash and due from banks	21,647			14,771
Premises and equipment	2,027			2,257
Other real estate owned (OREO)	14,428			660
Other assets	21,260			16,462
Less: allowance for loan losses	(5,333)			(4,961)

Total non-interest earning assets	54,029			29,189

Total Assets	$548,307			$561,431

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$29,622	$121	1.63%	$32,389	$193	2.36%
Money market deposit accounts	25,887	162	2.49%	34,394	363	4.19%
Savings accounts	3,131	6	0.76%	4,634	13	1.11%
Time deposits(3)	263,084	2,877	4.35%	195,261	2,488	5.06%

Total interest-bearing deposits	321,724	3,166	3.91%	266,678	3,057	4.55%
FHLB advances(4)	50,926	304	2.37%	75,013	862	4.56%
Other borrowings	65,812	484	2.93%	90,910	1,206	5.26%

Total interest-bearing liabilities	438,462	3,954	3.59%	432,601	5,125	4.70%

Non-interest bearing liabilities:
Demand deposits	65,432			76,691
Other liabilities	2,585			1,421

Total liabilities	506,479			510,713
Stockholders’ Equity	41,828			50,718

Total Liabilities and Stockholders’ Equity	$548,307			$561,431

Interest Spread (5)			2.24%			2.56%

Net Interest Margin (6)		$3,289	2.65%		$4,615	3.44%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $2.7 million in 2008 and average nonaccrual loans of $2.8 million in 2007.

The 2008 and 2007 interest income excluded from the loans above was $69 thousand and $21 thousand, respectively.

(3)	Average fair value of time deposits for the third quarter of 2008 and 2007 was $58,530 and $98,433, respectively.

(4)	Average fair value of FHLB advances for the third quarter of 2008 and 2007 was $25,925 and $75,013, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $371.2 million for the three months ended September 30, 2008 compared to $394.7 million for the same period in 2007. The related interest income from loans was $5.9 million in 2008 compared to $7.8 million in 2007. The tax equivalent average yield on loans decreased from 7.88% in 2007 to 6.32% in 2008. The lower yield on loans for the third quarter of 2008 includes $69 thousand of reversed nonaccrual interest. Another contributing factor for the lower yield is the lower prime rate for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. Some of our loans in our portfolio are tied to the prime rate, so as the prime rate decreases, the yield decreases as well.
     Trading securities interest income for the three months ended September 30, 2008 was $1.0 million compared to $1.5 million for the three months ended September 30, 2007. The average yield on trading securities was 4.18% for the third quarter of 2008 compared to 5.23% for the third quarter of 2007. This decrease is due to the lower yield on SBA securities which are prime rate-based instruments. Trading securities averaged $93.9 million for the three months ended September 30, 2008, compared to $110.4 million for the three months ended September 30, 2007.
     Investment securities income (on a fully tax equivalent basis) was $332 thousand for the three months ended September 30, 2008 compared to $395 thousand for the three months ended September 30, 2007. The tax equivalent average yield on investment securities for the three months ended September 30, 2008 was 5.72% compared to the September 30, 2007 yield of 6.26%. The average balance of investment securities was $23.1 million for the quarter ended September 30, 2008 compared to $25.0 million for the same quarter in 2007.
     Excess liquidity results in federal funds sold for Bankshares. The short-term investments in federal funds sold contributed $28 thousand to interest income in the three month period ended September 30, 2008, compared to $52 thousand for the same period in 2007.
     Total interest income (on a fully tax equivalent basis) was $7.2 million for the three months ended September 30, 2008 compared to $9.7 million for the three months ended September 30, 2007. Total average earning assets yielded 5.83% for the three months ended September 30, 2008 or 143 basis points lower than the yield of 7.26% for the same period in 2007.
     Total average interest-bearing liabilities (deposits and purchased funds) were $438.5 million in the third quarter of 2008 or $5.9 million more than the third quarter of 2007 level of $432.6 million. Interest expense for all interest-bearing liabilities amounted to $4.0 million for the three months ended September 30, 2008 compared to $5.1 million for the three months ended September 30, 2007. The average cost of interest-bearing liabilities for the third quarter of 2008 was 3.59%, or 111 basis points lower than the 2007 level of 4.70%. Products such as money market and savings accounts have rates that are set by management, compared to time deposit rates, which are driven by the competitive market, resulting in the lagging effect of the time deposit pricing.

     Non-interest bearing demand deposit balances averaged $65.4 million for the third quarter of 2008, or $11.3 million less than the 2007 level of $76.7 million. This decrease is due to the depressed market in 2008 and to the seasonality of our deposit base.
     The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the nine months indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Nine Months Ended September 30,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$378,751	$18,110	6.39%	$394,438	$23,457	7.95%
Trading securities	91,194	3,082	4.51%	132,406	4,848	4.90%
Investment securities	24,904	1,091	5.85%	28,174	1,237	5.87%
Federal funds sold	6,706	114	2.27%	4,037	154	5.10%

Total interest earning assets	501,555	22,397	5.96%	559,055	29,696	7.10%
Non-interest earning assets:
Cash and due from banks	21,083			17,049
Premises and equipment	2,070			2,344
Other real estate owned (OREO)	11,811			343
Other assets	20,171			15,270
Less: allowance for loan losses	(5,653)			(4,629)

Total non-interest earning assets	49,482			30,377

Total Assets	$551,037			$589,432

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$31,177	$415	1.78%	$33,170	$530	2.14%
Money market deposit accounts	31,646	624	2.63%	25,399	730	3.84%
Savings accounts	3,550	22	0.83%	4,191	46	1.47%
Time deposits(3)	251,578	8,699	4.62%	209,259	7,779	4.97%

Total interest-bearing deposits	317,951	9,760	4.10%	272,019	9,085	4.47%
FHLB advances(4)	58,685	1,254	2.85%	71,413	2,352	4.40%
Other borrowings	61,391	1,608	3.50%	101,412	4,195	5.53%

Total interest-bearing liabilities	438,027	12,622	3.85%	444,844	15,632	4.70%

Non-interest bearing liabilities:
Demand deposits	66,597			87,612
Other liabilities	2,931			3,341

Total liabilities	507,555			535,797
Stockholders’ Equity	43,482			53,635

Total Liabilities and Stockholders’ Equity	$551,037			$589,432

Interest Spread (5)			2.11%			2.40%

Net Interest Margin (6)
		$9,775	2.60%		$14,064	3.36%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $3.8 million in 2008 and average nonaccrual loans of $2.0 million in 2007.

The 2008 and 2007 interest income excluded from the loans above was $475 thousand and $206 thousand, respectively.

(3)	Average fair value of time deposits as of September 30, 2008 and 2007 was $91,482 and $102,389, respectively.

(4)	Average fair value of FHLB advances as of September 30, 2008 and 2007 was $38,338 and $71,413, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $378.8 million for the nine months ended September 30, 2008 compared to $394.4 million for the same period in 2007. The related interest income from loans was $18.1 million in 2008 compared to $23.5 million in 2007. The tax equivalent average yield on loans decreased from 7.95% in 2007 to 6.39% in 2008. The lower yield on loans for the first nine months of 2008 includes $475 thousand of reversed nonaccrual interest. In addition, the prime rate in 2008 was lower than the previous year, which affects the loans in the portfolio that are tied to the prime rate.
     Trading securities interest income for the nine months ended September 30, 2008 was $3.1 million compared to $4.8 million for the nine months ended September 30, 2007. The average yield on trading securities was 4.51% for the first nine months of 2008 compared to 4.90% for the first nine months of 2007. Trading securities averaged $91.2 million for the nine months ended September 30, 2008, compared to $132.4 million for the nine months ended September 30, 2007.
     Investment securities income (on a fully tax equivalent basis) was $1.1 million for the nine months ended September 30, 2008 compared to $1.2 million for the nine months ended September 30, 2007. The tax equivalent average yield on investment securities for the nine months ended September 30, 2008 was 5.85% compared to the September 30, 2007 yield of 5.87%. The average balance of investment securities was $24.9 million for the nine month period ended September 30, 2008 compared to $28.2 million for the same period in 2007.
     For the nine month period ended September 30, 2008, federal funds sold contributed $114 thousand to interest income compared to $154 thousand for the same period in 2007.
     Total interest income (on a fully tax equivalent basis) was $22.4 million for the nine months ended September 30, 2008 compared to $29.7 million for the nine months ended September 30, 2007. Total average earning assets yielded 5.96% for the nine months ended September 30, 2008, or 114 basis points lower than the yield of 7.10% for the same period in 2007.
     For the nine month period ended September 30, 2008, total average interest-bearing liabilities (deposits and purchased funds) were $438.0 million or $6.8 million lower than the 2007 level of $444.8 million. Interest expense for all interest-bearing liabilities amounted to $12.6 million for the nine months ended September 30, 2008 compared to $15.6 million for the nine months ended September 30, 2007. The average cost of interest-bearing liabilities for the first nine months of 2008 was 3.85%, or 85 basis points lower than the 2007 level of 4.70%. Products such as money market and savings accounts have rates that are set by management, compared to time deposit rates, which are driven by the competitive market which typically causes the lagging effect of the time deposit rates.

     For the nine month period ended September 30, 2008, non-interest bearing demand deposit balances averaged $66.6 million or $21.0 million less than the 2007 level of $87.6 million. The local real estate economy remains soft and, as a result, title company and real estate closing company balances remained below the traditional levels experienced in the past. In addition, these balances are subject to seasonal changes. During the final quarter of the year, balances generally run lower.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Volume and Rate Analysis
(dollars in thousands)

	Nine Months Ended September 30,
	2008 compared to 2007
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
Interest Earning Assets:
Loans	$(5,347)	$(901)	$(4,446)
Trading securities	(1,766)	(1,406)	(360)
Investment securities	(146)	(142)	(4)
Federal funds sold	(40)	(249)	209

Total (decrease) in interest income	(7,299)	(2,698)	(4,601)

Interest-Bearing Liabilities:
Interest-bearing deposits	675	1,753	(1,078)
Purchased funds	(3,685)	(1,709)	(1,976)

Total increase (decrease) in interest expense	(3,010)	44	(3,054)

(Decrease) in net interest income	$(4,289)	$(2,742)	$(1,547)

     Non-interest Income. Non-interest income amounted to $601 thousand during the three months ended September 30, 2008, an increase of $398 thousand from the 2007 level of $203 thousand. Our primary source of non-interest income is insurance commissions. Commission revenues added $681 thousand in operating income for the third quarter of 2008, compared to $782 thousand for the same period in 2007, a decrease of $101 thousand. The insurance market has become very soft, with insurance rates and commissions falling to a lower level per transaction.
     A minor source of non-interest income is gains on the sale of residential mortgage loans. Bankshares earned $29 thousand on the sale of mortgage loans through ABMD in the three months ended September 30, 2008, compared to $66 thousand in the three months ended September 30, 2007. As of September 30, 2008 ABMD has evolved into a more customer service oriented business, with a focus on servicing our existing mortgage portfolio loans.

     Bankshares recorded a net loss of $56 thousand on the sale of investment securities in the three months ended September 30, 2008, compared to a net loss of $17 thousand in the three months ended September 30, 2007.
     Trading activity and fair value adjustments recorded for the three months ended September 30, 2008 resulted in a net loss of $142 thousand, compared to a net loss of $729 thousand for the same period in 2007, a difference of $587 thousand. Management believes that the changes made during the first quarter of 2008 in rebalancing our fair value liabilities are working. During the third quarter of 2008, we had maturities of fair value liabilities of $37.5 million. With these maturities we expect to provide a better correlation to the fair value movements in our fair value assets.
     Commission revenues added $2.5 million in operating income for the first nine months of 2008, compared to $2.6 million in the first nine months ended September 30, 2007. During the nine months ended September 30, 2008, non-interest income amounted to $341 thousand, a decrease of $2.3 million from the 2007 non-interest income of $2.6 million.
     Bankshares earned $121 thousand on the sale of mortgage loans through ABMD in the nine months ended September 30, 2008, compared to $949 thousand in the nine months ended September 30, 2007. In 2008, ABMD has become a more customer service oriented business, as compared to 2007, where we had a larger staff and production office.
     In connection with our repositioning of our balance sheet in 2007, the items accounted for under SFAS No. 159 have generated a net loss for Bankshares. The bulk of the loss is the mark-to-market adjustments on liabilities. As Bankshares has downsized the total balance sheet, there has been a mismatch between assets and liabilities, which caused more volatility in the financial results than expected. To correct this imbalance, we prepaid $40.0 million in FHLB advances in the first quarter of 2008. In addition, we had maturities of fair value liabilities of $31.9 million in the first quarter, $9.9 million in the second quarter and $37.5 million in the third quarter of 2008. For the first nine months of 2008, the net loss on trading activity and fair value adjustments was $2.5 million, compared to $1.4 million in the first nine months of 2007. We continue to rebalance our fair value liabilities to provide a better correlation to the fair value movements in our fair value assets.
     Bankshares recorded a net loss of $46 thousand on the sale of investment securities in the nine months ended September 30, 2008, compared to a net gain of $55 thousand in the nine months ended September 30, 2007.

     Non-interest Expense. Non-interest expense in the three months ended September 30, 2008 amounted to $5.3 million compared to the 2007 level of $4.3 million. Salaries and benefits expense for the three months ended September 30, 2008 was $2.3 million, or $150 thousand higher than the 2007 level of $2.1 million. Occupancy and equipment expense for the three months ended September 30, 2008 increased by $143 thousand over the 2007 level of $734 thousand. These increases can be attributed to the opening of the Annandale branch in 2008 and the related expenses associated with the decision by management not to pursue our initiative in the Fredericksburg market. OREO expense and other operating expenses were $2.1 million for the three months ended September 30, 2008, an increase of $710 thousand from the three months ended September 30, 2007. This increase is primarily due to increased OREO expenses totaling $715 thousand for the three months ended September 30, 2008.
     Non-interest expense in the nine months ended September 30, 2008 amounted to $15.1 million compared to the 2007 level of $13.4 million. Salaries and benefits expense for the nine months ended September 30, 2008 and for the nine months ended September 30, 2007 was $6.7 million. Occupancy and equipment expense for the nine months ended September 30, 2008 increased by $232 thousand over the 2007 level of $2.2 million. These increases are attributable to the opening of the Annandale branch and management’s decision in this volatile economic climate not to pursue our presence in the Fredericksburg market. OREO expense and other operating expenses were $5.9 million for the nine months ended September 30, 2008, an increase of $1.5 million from the nine months ended September 30, 2007. This increase is primarily due to increased OREO expenses totaling $1.3 million for the nine months ended September 30, 2008.
     Fredericksburg Business Initiative. Several years ago, the board and management made a strategic decision to pursue the Fredericksburg market. Our initial entry into the market was through a loan production office (LPO) and an acquisition of a local insurance agency. We had secured leases on two prospective bank branch locations. Due to the economic environment we have made a business decision to re-tool the Fredericksburg initiative. We are seeking to sublease the LPO and the two banking locations. We plan to maintain the insurance operation in its present form. As we attempt to sublease the spaces our occupancy costs will be reduced to a lower level.
     Insurance Agencies. For the third quarter of 2008, commission revenues for AIA were $681 thousand, a decrease of $101 thousand from the third quarter 2007 total of $782 thousand. Pre-tax income from AIA was $103 thousand for the three months ended September 30, 2008, compared to $228 thousand for the three months ended September 30, 2007.
     For the nine months ended September 30, 2008 commission revenues for AIA were $2.5 million, compared to $2.6 million for the nine months ended September 30, 2007. Pre-tax income from AIA was $697 thousand for the nine months ended September 30, 2008, compared to $958 thousand for the nine months ended September 30, 2007.
     Income Taxes. We recorded an income tax benefit of $1.3 million in the third quarter of 2008 compared to an income tax expense of $49 thousand in 2007. Our effective tax rates were 35.1% for the three months ended September 30, 2008 and 19.9% for the three months ended September 30, 2007.

     We recorded an income tax benefit of $3.0 million in the first nine months of 2008 compared to an income tax expense of $558 thousand in 2007. Our effective tax rates were 35.3% for the nine months ended September 30, 2008 and 28.4% for the nine months ended September 30, 2007.
Analysis of Financial Condition
     Trading Securities. The trading portfolio was $89.4 million as of September 30, 2008 compared to $85.0 million as of December 31, 2007 and $102.0 million as of September 30, 2007. The September 30, 2008 effective portfolio yield is 4.44%. All of the PCMOs are rated AAA or Aaa by Moody’s, S&P or Fitch. Our general strategies are to reduce the portfolio volatility, add floating rate assets, reduce the size of the portfolio and reduce the size of the mortgage related assets within the portfolio. The accounting for the instruments on a fair value basis provides greater flexibility to the organization in monitoring and managing Bankshares’ balance sheet.
     The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:
Trading Securities

	September 30,		December 31,		September 30,
	2008		2007		2007
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. government corporations & agencies[1]	$40,292	5.32%	$19,547	6.11%	$18,932	6.14%
PCMOs [2]	12,569	5.40%	20,669	5.33%	36,253	5.29%
SBA securities [3]	36,525	3.03%	44,734	5.65%	46,776	6.05%

Totals	$89,386	4.44%	$84,950	5.68%	$101,961	5.80%

[1]	Bankshares did not hold any preferred stock of Fannie Mae or Freddie Mac as of the dates stated.

[2]	All PCMOs are rated AAA or Aaa by Moody’s, S&P or Fitch.

[3]	SBA securities are U.S. government agency securities. For presentation purposes, they are separated out on the table above.
     Trading Securities Classified as Level 3. During the quarter and especially at the end of the quarter the markets were acting in a very distressed and dysfunctional manner. In evaluating the fair value of instruments held in our portfolios we determined that the securities that contained a LIBOR basis were valued in a distressed manner. As such, we considered other factors such as typical spreads for the instruments and requested supplemental dealer pricing to determine fair value. We believe this approach more accurately reflects the fair value of the instruments. Approximately, $40.3 million (or 45% of trading securities measured at fair value) of U.S. Government Agency debt instruments were impacted.
     Investment Securities. On September 30, 2008, our investment portfolio contained municipal securities, Federal Reserve Bank stock, FHLB stock and other securities. The total amount of investment securities available-for-sale at September 30, 2008 was $21.8 million. The net effect of unrealized losses on the portfolio was $2.0 million and amounted to 7.1% of the investment portfolio value as of September 30, 2008. This loss is attributable to the very unstable market at the end of September 2008, which resulted from a combination of factors, including general market dysfunction and Congress’ failure to pass the first proposed financial rescue package in late September.

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
     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of September 30, 2008:

	Maturities of Investment Securities
	September 30, 2008
	After One		After Five
	Year but Within		Years but Within
	Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(dollars in thousands)
Available-for-Sale Securities:
Municipal securities*	$322	4.23%	$854	5.99%	$17,479	5.99%	$18,655	5.96%
Other securities	—	0.00%	—	0.00%	5,154	4.45%	5,154	4.45%

Total available-for-sale securities	$322	4.23%	$854	5.99%	$22,633	5.64%	$23,809	5.63%

*	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
     No holdings in Fannie Mae or Freddie Mac preferred stocks or Auction Rate Securities. In all periods presented Bankshares did not have any holdings in Fannie Mae or Freddie Mac preferred stocks or auction rate securities (ARS). Bankshares has never held Fannie Mae or Freddie Mac preferred stock or ARS securities. During the quarter, actions by the government had a material impact on holders of the Fannie Mae and Freddie Mac preferred stocks.
     Loan Portfolio. We categorize our loans into five primary classifications: commercial real estate, real estate construction, residential real estate, commercial and consumer. The loan portfolio, net of discounts and fees, was $370.8 million at September 30, 2008, compared to $398.2 million at December 31, 2007 and $396.0 million at September 30, 2007. Many of our loans are tied to the prime rate and other rate indices that have declined in the past year.
     Commercial real estate loans were $150.6 million or 40.6% of the loan portfolio as of September 30, 2008. This compares to $151.0 million or 37.9% as of December 31, 2007 and $140.4 million or 35.5% as of September 30, 2007. Loans in this category are generally amortizing over 15 to 25 year periods and carry adjustable rates which reset every one to five years, indexed against like-maturity Treasury instruments.
     The real estate construction category of our loan portfolio generally falls into three primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual condominium units, residential construction loans to builders for resale, and land in various stages of development. This category totaled $85.4 million or 23.0% of our portfolio as of September 30, 2008, compared to $114.3 million and 28.7% of the portfolio as of December 31, 2007 and $130.3 million or 32.9% as of September 30, 2007. Due to the volatility and economic decline in the construction market, management has made a strategic decision to reduce our exposure to construction and land loans.

     Residential real estate loans (home equity and fixed rate trusts) were $88.1 million or 23.8% of the loan portfolio as of September 30, 2008, compared to $78.5 million, or 19.7% as of December 31, 2007, and $72.4 million or 18.3% as of September 30, 2007. This category consists of three different loan types: HELOCs, which are secured by secondary financing on residential real estate and represent the most significant portion of the category, fixed rate amortizing second mortgages and first mortgage loans secured by single family residences not held for sale through ABMD.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and other credit needs of small and medium sized businesses. Commercial loans represent $42.9 million or 11.6% of the loan portfolio as of September 30, 2008, compared to $50.7 million or 12.8% of the loan portfolio at December 31, 2007, and $48.4 million or 12.2% of the loan portfolio at September 30, 2007.
     Allowance for Loan Losses. The allowance for loan losses was $6.0 million at September 30, 2008, or 1.62% of loans outstanding, compared to $6.4 million, or 1.61% of loans outstanding, at December 31, 2007. (These ratios exclude loans held for sale.) We allocated $1.7 million and $2.2 million, respectively, of our allowance for loan losses at September 30, 2008 and December 31, 2007 for specific nonperforming or impaired loans. In the first nine months of 2008, we had net charge-offs of $3.8 million compared to net charge-offs of $363 thousand for the nine months ended September 30, 2007. Approximately $3.2 million of the charge-offs for the nine months ended September 30, 2008 specifically relate to loans from December 31, 2007 for which a specific reserve of $2.1 million was calculated.

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2008	2007

	(dollars in thousands)
Balance, beginning of period	$6,411	$4,377

Provision for loan losses	3,360	5,824

Net charge-offs:
Commerical	961	1,050
HELOC	988	841
Real estate	1,789	1,858
Consumer	33	41

Total net charge-offs	3,771	3,790

Balance, end of period	$6,000	$6,411

     We have increased our allowance for loan losses to account for an upward trend in the nonperforming HELOC loans. In addition, we had an impaired loan that was sold at auction for less than the carrying amount. As a result we had an additional charge-off of $687 thousand during the nine months ended September 30, 2008.

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
     Performing Loans with a Specific Allowance Allocation. The principal amount of impaired loans was $6.1 million as of September 30, 2008 and $2.9 million as of December 31, 2007. The majority of the $6.1 million is made up of three loans, one for $2.6 million which relates to a single family residence under construction in Northern Virginia, one for $932 thousand which relates to a first trust on two adjacent office condominiums in Northern Virginia, and one for $1.6 million which relates to a single family residence under construction in Northern Virginia. The property which relates to the $1.6 million impaired loan was sold in October 2008 for $1.5 million. The deficiency was accounted for with a specific reserve in September 2008, so there will be no additional impact from this loan in the fourth quarter of 2008.
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
     At September 30, 2008, Bankshares had $2.8 million of nonaccrual loans, compared to nonaccrual loans of $17.1 million as of December 31, 2007. The majority of the $2.8 million relates to two loans, one for $810 thousand, which is a commercial construction loan on a residential condominium project in Virginia Beach, and one for $679 thousand, which is secured by a commercial building and assets of a retail hardware and lumber company. The remainder of the balance is $1.2 million to seven borrowers on first and second trusts on properties in the greater Washington, D.C. Metropolitan region. The majority of the December 31, 2007 nonaccrual loan balance of $17.1 million was foreclosed and became OREO in the first quarter of 2008.

     Other Real Estate Owned (OREO). As of September 30, 2008, we had OREO on the balance sheet totaling $13.4 million. This balance reflects the shift from nonaccrual loans to OREO. The OREO balance consists of $3.4 million which relates to three land loans to one borrower in Northern Virginia, $2.6 million which relates to building lots in Northern Virginia, $2.3 million which relates to farmland/development acreage in the Winchester, Virginia area, $2.1 million which is secured by residential building lots in Northern Virginia, $2.0 million which is secured by a completed available-for-sale single family residence in Northern Virginia, $585 thousand which relates to a two-unit office condominium in Richmond, Virginia, $435 thousand which relates to a single family residence for sale in Fredericksburg, Virginia, $239 thousand which relates to a residential building lot in Northern Virginia, $171 thousand which relates to a single family residence in Central Virginia, and $125 thousand which relates to a residential building lot in a recreational development in Central Virginia.
     The table below reflects the OREO activity in 2008:
Other Real Estate Owned
(dollars in thousands)

Balance as of January 1, 2008	$4,277
Properties acquired at foreclosure	14,761
Capital improvements on foreclosed properties	915

Sales on foreclosed properties	(6,029)
Valuation adjustments	(545)

Balance as of September 30, 2008	$13,379

     Subsequent to September 30, 2008, the OREO property for $2.0 million was sold in October 2008 with no further expenses, resulting in an OREO balance of $11.4 million.
     Total Non-Performing Assets. As of September 30, 2008, we had $22.3 million classified as non-performing assets on the balance sheet. The balance as of December 31, 2007 was $24.3 million. As of October 31, 2008 total non-performing assets have been reduced by $3.6 million, to $18.7 million.
     Specific Reserves. As of September 30, 2008, we had $1.7 million in specific reserves for non-performing assets. As of December 31, 2007, we had $2.2 million in specific reserves for non-performing assets.
Credit Quality Information

	September	December
	30,	31,
	2008	2007
	(dollars in thousands)
Non-performing assets:
Impaired loans (performing loans with a specific allowance) [1]	$6,082	$2,928
Nonaccrual loans	2,754	17,082
Other real estate owned (OREO)	13,379	4,277

Total non-performing assets & past due loans	$22,216	$24,287

Specific reserves associated with impaired loans	$1,714	$2,163

[1]	Impaired loans are performing loans which have a risk rating of substandard, doubtful or loss and a specific allocation of the allowance for loan losses.

     Goodwill and Intangible Assets. As of September 30, 2008, goodwill associated with the various insurance agency acquisitions was $3.9 million and intangibles associated with the same acquisitions amounted to $2.4 million. The goodwill was $3.7 million as of December 31, 2007 and the intangibles were $2.7 million as of December 31, 2007. On an annual basis or more frequently, impairment testing is performed on the goodwill associated with the insurance agency acquisitions. During the quarter Bankshares performed an evaluation of the goodwill associated with the insurance agency acquisitions and we determined no impairment was indicated. Bankshares will continue to monitor the goodwill on a quarterly basis throughout 2008.
     Deposits. We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At September 30, 2008, the deposit portfolio was $401.4 million, compared to the December 31, 2007 level of $365.3 million.
     We have made a special effort to obtain deposits from title and mortgage loan closing companies, which generally provide a good source of non-interest bearing deposits. We have developed products and services using available technology that meet the needs of these customers. The balances on deposit with us tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits. These deposits are subject to significant reduction during slower real estate markets, as evidenced in 2007, but with the minor change in the market condition we are showing slight improvement in 2008. To meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. We have sold and will in the future sell trading and investment securities as a source of liquidity.
     As the business activity changes, and particularly if average title and mortgage loan closing deposits continue to decline, we may occasionally use wholesale or brokered deposits. We use wholesale funding to offset funding gaps as necessary.
     Some of our wholesale brokered deposits are accounted for on a cost basis; others are accounted for on a fair value basis. As of September 30, 2008 and December 31, 2007, we had $138.3 million and $25.0 million, respectively, of wholesale brokered deposits accounted for on a cost basis. This type of funding is a tool to support the growth of the Bank and liquidity needs. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.

     As of September 30, 2008 and December 31, 2007, we had $41.3 million and $110.7 million, respectively, of wholesale brokered deposits accounted for on a fair value basis. As of September 30, 2008 we had a reduction of $69.4 million in the amount of fair value basis wholesale brokered deposits compared to December 31, 2007. As fair value deposits matured, management made a decision to achieve a better balance between fair value and cost liability by either choosing other types of liabilities or adding smaller amounts of fair value items.
     As of September 30, 2008 we had no brokered deposits relating to a state government program, compared to $10.0 million of such brokered deposits as of December 31, 2007.
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up from the following two categories: customer repurchase agreements and outstanding federal funds purchased. Customer repurchase agreements amounted to $23.4 million at September 30, 2008, compared to $24.3 million at December 31, 2007. Outstanding federal funds purchased as of September 30, 2008 were $22.3 million, as compared to outstanding federal funds purchased of $13.8 million at December 31, 2007.
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
     The following tables reflect the fair value advances in effect on September 30, 2008 and December 31, 2007:

	September 30, 2008 on a Fair Value Basis
	Interest	Advance	Maturity	Par	Fair
Type of Advance	Rate	Term	Date	Value	Value
	(dollars in thousands)
Convertible*	2.06%	15 years	2021	$25,000	$26,111

Total FHLB advances				$25,000	$26,111

	December 31, 2007 on a Fair Value Basis
	Interest	Advance	Maturity	Par	Fair
Type of Advance	Rate	Term	Date	Value	Value
	(dollars in thousands)
Adjustable rate credit	3.73%	5 years	2008	$10,000	$9,972
Convertible*	4.71%	3 years	2010	25,000	25,518
Convertible*	4.21%	5 years	2011	15,000	15,339
Convertible*	4.28%	15 years	2021	25,000	25,786

Total FHLB advances				$75,000	$76,615

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     The weighted average interest rate on a fair value basis long-term FHLB advances was 2.06% and 4.33% as of September 30, 2008 and December 31, 2007, respectively. In the first quarter of 2008, Bankshares entered into a new long-term advance totaling $25.0 million with an interest rate of 2.68%. The following table shows the balance of the long-term advance on a cost basis as of September 30, 2008:

	September 30, 2008 on a Cost Basis
	Interest	Advance	Maturity	Par
Type of Advance	Rate	Term	Date	Value
	(dollars in thousands)
Convertible*	2.85%	4 years	2012	$25,000

Total FHLB advances				$25,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     The weighted average interest rate on all long-term FHLB advances was 2.46% ($50.0 million of par value) and 4.33% ($75.0 million of par value) as of September 30, 2008 and December 31, 2007, respectively.
     Deposit Liabilities at Fair Value. Bankshares applied SFAS No. 159 to certain wholesale oriented liabilities as of January 1, 2007. Of these brokered certificates of deposit, $40.9 million in par value and $110.2 million in par value were reported under FVO accounting as of September 30, 2008 and December 31, 2007, respectively.
     During the third quarter of 2008, we had two brokered certificates of deposit mature, totaling $37.5 million with an average interest rate of 5.32%.

     The following table reflects the fair value of liabilities accounted for under SFAS No. 159 as of the dates indicated:

	September 30, 2008			December 31, 2007
	Par			Par
	Value	Fair Value	Yield	Value	Fair Value	Yield
		(dollars in thousands)
Brokered CDs	$40,909	$41,329	4.97%	$110,226	$110,665	5.12%
FHLB long-term advances	25,000	26,111	2.06%	75,000	76,615	4.33%

Total liabilities at fair value	$65,909	$67,440	3.87%	$185,226	$187,280	4.80%

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
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned subsidiary business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of September 30, 2008 and December 31, 2007 was 5.97% and 8.14%, respectively.

     Under the current bank regulatory guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At September 30, 2008 and December 31, 2007, the entire amount was considered Tier 1 capital.
     Capital. Both Bankshares and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $39.3 million as of September 30, 2008 compared to the December 31, 2007 level of $45.7 million. The change in equity is attributable to the net loss of $5.5 million for the first nine months of 2008, which reduced stockholders’ equity as of September 30, 2008. Book value per common share was $7.69 as of September 30, 2008 compared to $8.96 as of December 31, 2007.
     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of the dates indicated:

	Risk Based Capital Analysis
	September 30,	December 31,
	2008	2007
	(dollars in thousands)
Tier 1 Capital:
Common stock	$20,427	$20,427
Capital surplus	25,293	25,082
Retained earnings (deficit)	(5,137)	400
Less: disallowed intangible assets and goodwill	(6,284)	(6,338)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total Tier 1 Capital	44,299	49,571

Tier 2 Capital:
Qualifying allowance for loan losses	5,528	5,246

Total Tier 2 Capital	5,528	5,246

Total Risk Based Capital	$49,827	$54,817

Risk weighted assets	$442,551	$424,040

Quarterly average assets	$548,307	$549,454

	September 30,	December 31,	Regulatory
	2008	2007	Minimum
Capital Ratios:
Tier 1 risk based capital ratio	10.0%	11.7%	4.0%
Total risk based capital ratio	11.3%	12.9%	8.0%
Leverage ratio	8.2%	9.0%	4.0%
Equity to assets ratio	7.1%	8.4%	N	/A

     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three	Nine	Year
	Months Ended	Months Ended	Ended
	September 30,	September 30,	December 31,
	2008	2008	2007
	(dollars in thousands)
Average total assets	$548,307	$551,037	$580,947

Average stockholders’ equity	$41,828	$43,482	$52,723

Net income	$(2,371)	$(5,537)	$(2,844)

Cash dividends declared	$—	$—	$—

Return on average assets (annualized)	NM	NM	NM

Return on average stockholders’ equity (annualized)	NM	NM	NM

Average stockholders’ equity to average total assets	7.63%	7.89%	9.08%

NM = Not meaningful
     Concentrations. Bankshares operates in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area, Including the Fredericksburg submarket. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. The slowdown in the real estate market experienced in 2007 and continuing in 2008 has caused developers to review projects carefully. Many projects have been delayed or cancelled in the face of current market conditions. This slower market has led to longer days on market in the residential real estate resale market and discounting and competitive pricing by home builders, which in turn has resulted in lower levels of title company deposits and slower movement of construction projects. The current environment presents challenges in real estate lending. Management is keenly aware of the real estate related concentrations and is closely monitoring the impact of changes on our clients and our business. Material changes in the economic situation of the region and/or the region’s real estate market could have an adverse impact on Bankshares.

Contractual Obligations
     In the normal course of business, Bankshares has various outstanding contractual obligations that will require future cash outflows. During the first quarter of 2008 Bankshares renewed its core data processing contract on terms consistent with the previous contract.
     As of September 30, 2008, management and the Board of Directors made the decision not to pursue the opening of two branches and to close a loan production office in the Fredericksburg market. Those buildings are currently in the process of being subleased.
     In addition, there are commitments and contingent liabilities, such as commitments to extend credit, that may or may not require cash outflows.
     As of September 30, 2008, there have been no material changes outside the ordinary course of business in Bankshares’ contractual obligations as disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007.
Off-Balance Sheet Activities
     As of September 30, 2008, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). The Statement will significantly change the financial accounting and reporting of business combination transactions. SFAS No. 141R establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. Bankshares does not expect the implementation of SFAS No. 141R to have a material impact on its consolidated financial statements.
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
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. Bankshares does not expect the implementation of SFAS No. 162 to have a material impact on its consolidated financial statements.
     In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2). FSP No. 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. Bankshares does not expect the implementation of FSP No. 157-2 to have a material impact on its consolidated financial statements.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Bankshares does not expect the implementation of FSP No. 142-3 to have a material impact on its consolidated financial statements.

     In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-1). FSP APB No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB No. 14-1 requires that issuers of such instruments should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Bankshares does not expect the implementation of FSP APB No. 14-1 to have a material impact on its consolidated financial statements.
     In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP No. 157-3). FSP No. 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Sensitivity. In 2004, we engaged a consulting firm to assist management in developing “best practices” in the ALM process. A core component of the project was the development of an in-depth ALM model that measures Net Interest Income (NII) and Economic Value of Equity (EVE) results on a monthly basis. The results indicate that we are positioned well for changing interest rates. The Board of Directors has approved NII and EVE metrics for policy measurement and, as of the most recent model run (August 2008), we are in compliance with all policy metrics. The short-term interest rate model (NII) indicates we are asset sensitive. The long-term interest rate model (EVE) indicates slightly declining EVE in a rising interest rate environment.
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
     The ALM results for August 31, 2008 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to decrease over the next twelve months by 4.8%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to increase over the next twelve months by 2.6%. The results in both a rising and declining interest rate environment are within the policy guidelines.

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
     The table below shows ALM model results as of August 31, 2008 under various interest rate shocks:

	August 31, 2008
Interest Rate Shocks	NII	EVE
-200 bp	2.3%	6.1%
-100 bp	2.6%	3.7%
+100 bp	(4.8)%	(5.4)%
+200 bp	(8.7)%	(9.2)%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $141.5 million, or 25.6% of total assets, at September 30, 2008. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long-term interest rate exposure. As an example, $52.9 million of the trading securities at September 30, 2008 are classified as greater than five years due to the contractual maturity of the instruments. Trading assets are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion, or perhaps all, of the $52.9 million of trading assets as the “within three month” category, which further suggests an asset sensitive position for Bankshares.

     The following table reflects our September 30, 2008 “static” interest rate gap position:

	September 30, 2008
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$315	$21,478	$21,793
Trading securities	36,524	—	—	52,862	89,386
Loans held for sale	989	—	—	—	989
Loans	132,479	40,221	120,855	74,410	367,965
Interest-bearing deposits	100	—	—	—	100
Federal funds sold	12,976	—	—	—	12,976

Total interest earning assets	183,068	40,221	121,170	148,750	493,209

Interest-bearing liabilities:
Interest-bearing demand deposits	38,139	—	—	—	38,139
Money market deposit accounts	24,831	—	—	—	24,831
Savings accounts & IRAs	3,340	—	—	—	3,340
Time deposits, at fair value	17,274	14,775	9,280	—	41,329
Time deposits	37,377	121,309	54,637	6,319	219,642

Total interest-bearing deposits	120,961	136,084	63,917	6,319	327,281

FHLB advances, at fair value	26,111	—	—	—	26,111
FHLB advances	25,000	—	—	—	25,000
Repurchase agreements (Repos)	23,447	—	—	—	23,447
Other borrowings	22,871	—	—	—	22,871
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	228,700	136,084	63,917	6,319	435,020

Period Gap	$(45,632)	$(95,863)	$57,253	$142,431	$58,189

Cumulative Gap	$(45,632)	$(141,495)	$(84,242)	$58,189	$58,189

Cumulative Gap / Total Assets	-8.25%	-25.60%	-15.24%	10.53%	10.53%

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent and within policy guidelines in the base case of our modeling efforts as of August 31, 2008.
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
Item 4. Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in our periodic reports.
     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
     In addition to the risk factors previously disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2007 and the factors discussed under “Forward-Looking Statements” in Item 2 of this report, the following additional risks and uncertainties should also be considered:
     The current economic environment poses significant challenges for many financial institutions and Bankshares and could adversely affect our financial condition and results of operations
     The continued decline in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. Delinquencies, foreclosures and losses generally increase during economic slow growth and we expect that our servicing costs and credit losses will increase during periods such as the one we are currently experiencing. While we are taking steps to decrease and limit our exposure to residential mortgage loans, home equity loans and line of credit and construction and land loans, we nonetheless retain direct exposure to the products and will be affected by these events. In addition, a possible economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase; slower resale and write down of foreclosed properties; demand for our products and service may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans may decrease in value, in turn reducing our customers’ borrowing power.
     The impact on Bankshares of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 (EESA) and its implementation requirements, and actions by the Federal Deposit Insurance Corporation (FDIC), cannot be predicted at this time.
     On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by the Treasury Secretary to the U.S. Congress in response to the financial crises affecting the financial markets and the going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the financial market. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets.

     The programs to be established under the EESA and Troubled Asset Relief Program may negatively affect us when implemented. We may face an increase in regulatory requirements in the financial industry. Compliance with these new regulations may also increase our costs and limit our ability to pursue certain business opportunities. Also, participation in any of these programs may subject us to additional restrictions. Similarly, Programs established by the FDIC under the systemic risk exception of the Federal Deposit Act and, Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. The effects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliably be determined at this time.
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
ALLIANCE BANKSHARES CORPORATION
(Registrant)

November 10, 2008	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr.
President & Chief Executive Officer
(principal executive officer)

November 10, 2008	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)