Form 10-K
period 2008-12-31
ALLIANCE BANKSHARES CORP
filed 2009-04-15
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Alliance Bankshares Corporation common stock held by non-affiliates as of June 30, 2008 was $16,236,657 based on the closing sale price of $3.68 per common share.
The number of shares of common stock outstanding as of March 27, 2009 was 5,106,819.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) are incorporated by reference into Part III of this report.

i

PART I.
Item 1. Business
GENERAL
     Alliance Bankshares Corporation (Bankshares) is a single-bank holding company that was incorporated under Virginia law in 2002. Bankshares conducts its primary operations through its subsidiaries. Our banking subsidiary, Alliance Bank Corporation (the Bank or Bank) is state-chartered in Virginia and is a member of the Federal Reserve System. In addition to the Bank, Bankshares has another subsidiary Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust that was formed in connection with the issuance of trust preferred capital securities in June of 2003.
     The Bank is a state-chartered commercial bank that was incorporated in Virginia and opened for business on November 16, 1998 and has continuously offered banking products and services to surrounding communities since that date. The Bank has six full service banking facilities. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in the greater Washington, D.C. Metropolitan region. We use the internet, consistent with applicable regulatory guidelines, to augment our growth plans. We also use the internet to offer online account access, bill payment and commercial cash management. In addition, certain loan and deposit products may be offered from time to time on our website, as well as at our numerous physical locations. The Bank executes our business via four distinct business lines: Commercial Banking, Private Client Services, Retail Banking and Insurance.
     The Bank has a wholly owned subsidiary which sells a wide range of insurance and financial products. Alliance Insurance Agency, Inc. (AIA) was formed on November 15, 2005 with the acquisition of Danaher Insurance Agency. AIA acquired two additional insurance agencies in 2006 and 2007.
     Alliance Home Funding, LLC (AHF) was created in 2001 to offer mortgage banking services. In December 2006, we announced that mortgage banking operations via AHF would no longer occur. The subsidiary remains open with very limited activity. The Bank offers mortgage banking products and services via a small team of bankers within the Bank.
EMPLOYEES
     As of December 31, 2008, Bankshares and its subsidiaries had a total of 106 full-time and 1 part-time employee. Bankshares considers relations with its employees to be excellent. None of our employees are covered by any collective bargaining agreements.
COMPETITION
     Bankshares’ commercial and retail banking business lines face significant competition for both loans and deposits. Competition for loans comes from other commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers, insurance companies and other institutional lenders. With the severe economic downturn in the current year, the competition to attract depositors has become more critical. We have made a strategic decision to distinguish ourselves from our competitors by obtaining deposits from title and mortgage loan closing companies. In addition, we have implemented a strategic initiative to find new deposit market niches. One such example is our entry into the community homeowners’ association management (HOA) arena.

     Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot foresee how federal regulation of financial institutions may change in the future. However, it is possible that current and future governmental regulatory and economic initiatives, such as the Emergency Economic Stabilization Act of 2008 enacted in October 2008, could impact the competitive landscape in the Bank’s markets.
LENDING ACTIVITIES
     Credit Risk Management. Our credit management vision is based on the belief that a sound shared credit culture with the Bank, the application of well-designed policies and procedures, and a long term view are the ingredients that will result in superior asset quality and consistent and acceptable growth. Our business model contains key assumptions that superior asset quality and consistent, acceptable profitability are significant drivers to maximizing shareholder value. We will not sacrifice asset quality to meet growth objectives, nor permit opportunities to lead to concentrations of risk that are inappropriate or contain excessive risk. The economic slowdown that has developed into to a deep recession or depression has had a negative impact on our short term performance, yet our core business values remain focused on asset quality. We employ a number of business processes to manage risk in our loan portfolio. These include the loan underwriting and approval process, our exposure management process, loan management and the independent loan review. While no set of processes or procedures can eliminate the possibility of loss, we believe that each of these processes contributes to the quality of our risk management activities.
     Loan Underwriting and Approval Process. Loan requests are developed by our relationship managers who work directly with our customers. Relationship managers are responsible for understanding the request and will make an evaluation to ensure that the request is consistent with our underwriting standards and risk tolerance. Depending on the complexity of the transaction, additional support is provided by a credit analyst who provides an independent analysis of the financial strength of the borrower and the underlying credit-worthiness of the transaction.
     We utilize both a signature system and a committee system for approving loans. Relationship managers are given credit authority commensurate with their experience and demonstrated knowledge and ability. The maximum individual authority of any relationship manager is $250,000. Loans from $250,000 to $1.0 million require a second signature of the Director of Commercial Banking, Chief Credit Officer, or President.
     Loans in excess of $1.0 million are considered by our management loan committee, which consists of the senior relationship managers, the President and the Chief Credit Officer. Relationships with total requirements of $2.5 million or greater require approval by our Loan Committee of the Board of Directors. In determining the actual level of required approval, all direct and indirect extensions of credit to the borrower are considered.
     Exposure Management Process. We utilize a 10-point rating system for our commercial and real estate credit exposures. The vast majority of our loans falls into the middle range of risk ratings and carry what we consider to be ordinary and manageable business risk. A risk rating is assigned during the underwriting process and is confirmed through the approval process. This risk rating influences our decision about the overall acceptability of the loan given our overall portfolio risk and also may influence our decision regarding the sale of a participation in the loan. As part of the systematic evaluation of our loan portfolio when a loan risk rating increases to an 8 or above it is considered impaired and could be put in our non accrual category. As part of this process our credit management team also prepares an analysis of the impaired loans. The watchlist, impaired loans, nonaccrual loans and Other Real Estate Owned (OREO) inventory is presented to our Directors at our monthly board meetings.

     Portfolio diversification and business strategy are key components of our process. On a monthly basis, our board reviews the total portfolio by lending type. Limits are established and reviewed as a percentage of capital for each lending type. Business strategies are considered and adjusted based on current portfolio amounts and our perceptions of the market. A number of factors are considered which result in strategies to expand, attract, maintain, shrink or disengage categories within our portfolio. At the present time, our business plans call for shrinking our exposure to certain construction categories and land loans. In addition, we are evaluating the risk profile of certain of our residential real estate categories.
     The recommended concentrations developed by us reflect our desire to build an appropriately diversified loan portfolio. We consider market opportunities, the overall risk in our existing loans, and our expectations for future economic conditions and how they together may impact our portfolio. We then establish guidelines for maximum amounts in each category of loan. Our current limits have been established with the most recent Federal Reserve Bank guidelines on commercial real estate lending in mind as well as our view of real estate related lending in the current economic environment.
     Participations are also as part of our risk exposure management process. We seek participants even for loans that we find acceptable and within our policy guidelines in order to spread the risk and maintain the capacity to handle future requests from the same borrower.
     Loan Management. Commercial and real estate loans require a high degree of attention due to quick changes in cash flows and collateral values. The primary responsibility for ensuring that loans are current rests with the relationship manager, supported by a credit analysis department and a loan operations group. We obtain and review regular financial reports from our borrowers to evaluate operating performance and identify early warning signs of increasing risk. Our culture encourages the early reporting of problems so that they can be addressed in a timely and manageable manner. Identification of increased risk results in an increased risk rating, more frequent management review and possible remediation to include more collateral or identification of alternate sources of repayment. When feasible, we also seek to increase the interest rates to reflect the higher risk and provide some incentive for borrowers to explore all alternative financing sources. Adversely rated credits are reviewed monthly with the Bank’s Board of Directors.
     Management of construction loans includes regular on-site inspections by bank-engaged inspectors to ensure that advances are supported by work completed. Regular title updates are obtained to protect against intervening liens. A regular evaluation is done to ensure that there is sufficient loan availability remaining to complete a project. Information regarding current sales and/or leasing is documented by relationship managers.
     Commercial real estate loans are generally managed on a monthly basis based on receipt of regular principal and interest payments. Operating statements and updated leasing information are collected at least annually. This information is analyzed to determine the ongoing soundness of the credit. Our general practice is to perform a site visit at least annually to visually inspect our collateral.
     Smaller consumer and business loans, most of which require monthly payments of principal and interest, are managed primarily based on their payment record. As long as monthly payments are made in a timely manner, we spend only a nominal amount of time to oversee the portfolio. Past due reports are reviewed on a weekly basis and appropriate action is determined based on the level of delinquency and the collateral supporting the credits.

     In late 2007 and 2008, we undertook a variety of real estate lending studies. These studies focused on products and loan types that appear to have caused risk within our lending portfolio as well as our view of certain loan types that we view as having higher degrees of risk in the current economic environment. The results of the studies have led to suspension of credit; restriction of credit; elimination of certain loan products; tighter lending standards and a change in our credit risk appetite for certain lending products. We execute these types of studies from time to time as we see micro or macro trends that we believe could adversely impact our loan portfolio.
     Independent Loan Review. At least annually, we employ the services of an independent company to assess our entire lending operation. They evaluate our underwriting process to ensure that we are performing an appropriate level of due diligence by selecting a sample of loans for review. Each loan that is chosen as part of the sample has the risk rating confirmed. The quality of individual loans is evaluated to ensure that we have fairly described the risks in all instances. They are directed to evaluate whether we are administering loans in accordance with our policies and procedures. An evaluation is performed on our remediation plan used to identify problem loans. They evaluate the adequacy of specific reserve allocations on impaired credits and the appropriateness of the overall allowance for loan losses.
     We report the results of the independent loan review activities to the Loan Committee of the Board of Directors and to the Bank’s Board of Directors. We are not aware of any material differences in the evaluation of individual loans between management, the Bank’s Board of Directors and the independent company regarding specific loans, loan policies or credit administration.
     Lending Limit. At December 31, 2008, our legal lending limit for loans to one borrower was $6.9 million. As part of our risk management strategy, we maintain internal “house” limits below our legal lending limit. Our current house limit is 80% of our legal lending limit. However, to minimize client concentration risk, we prefer extending credit in the $2.0 million to $3.0 million dollar range. When we receive customer requests in excess of our house or legal lending limit, we evaluate the credit risk under our normal guidelines. Approved transactions exceeding our lending limit are sold and funded by other banks. This practice allows us to serve our clients’ business needs as they arise and reduces our risk exposure.
COMMERCIAL BANKING
     We categorize our loans into five general classifications: Commercial Real Estate, Real Estate Construction, Residential Real Estate, Commercial Business and Consumer Installment.
     Loan Portfolio. As part of our normal business activities, we are engaged in making loans to a broad range of customers, including small businesses and middle market companies, professionals, home builders, commercial real estate developers, consumers and others in our market area. We generally define our market area as Northern Virginia and the surrounding jurisdictions in the Washington, D.C. metropolitan area (including areas as far south as Fredericksburg, Virginia). The loan portfolio decreased 8% during the year due to management’s strategic decision to reduce some areas of our portfolio in accordance with the market’s behavior. Our loan portfolio balance at December 31, 2008 was $367.4 million compared to $398.2 at December 31, 2007.
     Commercial Real Estate Lending. As of December 31, 2008, commercial real estate loans were $154.9 million or 42.2% of the loan portfolio, compared to $151.0 million or 37.9% of the portfolio as of December 31, 2007. The growth reflected the demand on the part of our customers to participate in the commercial real estate market in the greater Washington, D.C. metropolitan area offset by normal portfolio amortization. These loans are typically secured by first trusts on office, warehouse, commercial condominiums or industrial space. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) (as of December 31, 2008 approximately 51.3% of the commercial real estate portfolio) and loans for income producing properties held by investors.

     In the case of owner-occupied loans, the Bank is usually the primary provider of financial services for the company and/or the principals, which allows us to further monitor the quality of the ongoing cash flow available to service the loans. While these loans are real estate secured, we believe that, as a portfolio, these loans are less subject to the normal real estate cycles because the underlying businesses are owned by the borrowers who will not compete for rental space in times of market over-supply.
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
     Real Estate Construction Lending. The real estate construction category of our loan portfolio generally falls into three primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual commercial or residential condo units, residential construction loans to builders for single family homes and townhouses for resale, and construction loans to individuals for their own primary residences or second homes. In the aggregate, this category totaled $71.8 million or 19.5% of our portfolio as of December 31, 2008, compared to $114.3 million or 28.7% of the portfolio as of December 31, 2007. The decrease is due to management’s strategic decision to reduce lending in this area due to the unusual market conditions leading to decreased construction projects as well as normal construction loan maturities.
     Commercial construction loans were essentially unchanged as sales and refinancing offset completion funding on existing projects. Demand for the financing of new projects has been extremely limited as developers have delayed or cancelled projects due to market uncertainties. Our underwriting requirements in the current market include substantial pre-leasing or pre-sales, higher levels of equity and more substantial borrower liquidity levels.
     Residential construction loans and land loans to builders were down substantially year over year, as projects were completed and sold. There has been limited demand for new projects as builders have been reluctant to create new units in this environment. In addition, our underwriting standards now require more equity and greater liquidity in new projects. Residential home builders who are delivering 1 to 10 single family units per year have been one of our primary customer segments. We advance money for the purchase of lots and also provide funds for construction. When practical, we limit the number of speculative units that a builder can finance at any particular time. Our construction loan monitoring process includes a complete appraisal, periodic site inspections by a third party, regular interaction by the relationship managers and administrative oversight of the funds utilized in construction to ensure that construction is progressing as planned and that there are always sufficient funds available in the loan to complete the project. In addition to evaluating the financial capacity of the borrower, we also require equity in each transaction that puts us in a range of 70-75% loan-to-value on an “as completed” basis. This is a change from our previous lending guidelines to reflect the current market conditions and manage our portfolio risk. Substantially all the loans in this category carry a floating rate of interest tied to the Wall Street Journal (WSJ) prime rate.

     The overall health of the local real estate market has a direct impact on our real estate construction loan portfolio. The substantial slowdown the real estate market experienced in 2008 has caused developers to review projects carefully. Many projects have been delayed or cancelled in the face of current market conditions. The larger volume of residential real estate on the market has made for stiffer pricing competition for developers. Many of the projects undertaken prior to 2007 with expected delivery dates of 2007 and into 2008 have been impacted. In general, we expect continued contraction in this category over the coming year as the market continues to adjust to a new reality on valuation and as inventories continue to adjust, combined with a deliberate effort on our part to reduce our land exposure.
     Residential Real Estate Lending. The residential real estate portfolio was $92.8 million or 25.3% of the portfolio as of December 31, 2008, up from $78.5 million or 19.7% of the portfolio as of December 31, 2007. The $92.8 million in this category consists of four distinct product offerings: open end home equity loans, which are loans secured by secondary financing on residential real estate (HELOCs); closed end amortizing second mortgages; portfolio first mortgage loans on primary or secondary residences; and first mortgage loans secured by single family residences, held as income properties by investors.
     The Bank has been an active HELOC lender since its inception. This historically attractive portfolio has experienced some challenges this year as a result of a combination of factors: loss of value in the property securing the loans, a lack of marketability of residential properties, and the impact of loss of income/employment of self employed individuals in our market. We have adjusted and tightened our underwriting standards on new credits to limit loan-to-value ratios to 75% or less and to require higher credit scores and more appropriate debt service to income ratios. Substantially all of these loans are priced at or above the WSJ prime rate and float on a daily basis. While our loans generally have a revolving period of 15 years followed by a 15 year amortization (30 years total), our experience is that, similar to first mortgages, the actual expected maturity of an individual loan is much shorter. The average principal balance on a HELOC as of December 31, 2008 was approximately $93 thousand, up from $84 thousand as of December 31, 2007.
     The HELOC portfolio was a source of losses in 2008. We had a number of customers whose personal incomes were directly impacted by the significant downturn in the residential real estate market. The loss of income combined with the drastic decline in real estate values and the deterioration of market conditions resulted in the inability of some customers to meet their debt obligations or to sell their current homes in an effort to downsize family expenses. We cannot predict when this cycle will change. However, we believe our active management risk analysis and early intervention will minimize our losses. To compensate for the unusual economic conditions management is employing a strategy to identify customers based on our risk assessment that would warrant a short sale and in some cases foreclosure proceedings.
     Over the past year, we have also begun to see increased demand for closed end amortizing second mortgages. We believe this type of product has a lower degree of risk compared to a traditional HELOC. These loans typically carry 15 to 30 year amortizations and fixed rates. We believe our underwriting standards are conservative and reflect the realities of the current real estate market.
     Residential first mortgage loans carried on the Bank’s books result from two distinct activities. We have a group of customers who are active in the acquisition and remodeling of existing single family residential property. These loans, secured by first deeds of trust, are generally made under annually reviewed lines of credit which outline the terms and conditions of each individual advance. Each advance generally has a maturity of less than 1 year and carries a floating rate of interest tied to the WSJ prime rate. Loan-to-value ratios are maintained at 80% or less. Our customers buy these properties in the ordinary course of their business either directly from sellers or as part of a foreclosure process. They then invest their own money along with our loan to restore the property to a fully marketable condition. These loans in many respects are similar to regular residential construction loans. This portfolio grew $4.5 million or 30% over the course of 2008. The average individual loan size in this category as of December 31, 2008 was $328 thousand, down slightly from the December 31, 2007 average of $336 thousand.

     Another group in this category is first trust loans secured by first trusts on primary residences. There are times when business circumstances justify making such a loan for our regular portfolio. These situations include loans to individuals (a) who for one reason or another do not find mortgage products in the market to fit their needs and who maintain substantial non-lending relationships with us that make these loans attractive to us, or (b) made under terms and conditions that we believe will be saleable in the near term. Our approach to these loans is reactive; that is, we consider such requests in order to be a full service financial institution but we do not actively market this product. The maximum loan-to-value ratio in these loans is generally 80%, with most at lower advance rates. These loans either have an expected maturity of 5 years or less or carry interest rates that adjust with Treasury rates or look more like a 30-year traditional mortgage loan. This portfolio also grew approximately $4.9 million from year end 2008 over 2007 balances. The average loan size at December 31, 2008 was $626 thousand.
     Traditional Mortgage Banking. We offer mortgage banking products through a small team of Bank employees. The team of Alliance Bank Mortgage Division (ABMD) is radically smaller than our former mortgage banking unit AHF. In December 2006, we made the strategic decision to exit our stand alone mortgage banking operation. In hindsight, it appears that the timing of our change in strategy occurred just before the historically severe downturn in the mortgage banking industry.
     ABMD originates loans for Bank clients and referrals. In 2008, we originated $14.1 million in mortgage loans compared to $56.3 million in mortgage loans in 2007. Loan sale gains were $152 thousand in 2008, compared to $1.1 million in 2007.
     Commercial Business Lending. Our commercial business lending category consists of general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, Small Business Administration Section 504 loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. These loans are written for any sound business purpose including the financing of plant and business equipment, meeting general working capital needs, or supporting business expansion. Commercial loans generally are secured by business assets, carry the personal guarantees of the principals and have either floating rates tied to the WSJ  prime rate or are fixed for 3 to 7 year periods. Our customers come from a wide variety of businesses, including government contractors, professional services, building trades and retail. Commercial business loans represented 12.1% of the loan portfolio or $44.4 million at December 31, 2008, a decrease from $50.7 million at December 31, 2007, which was 12.7% of the portfolio. The major factor in the decline is the unprecedented economic recession that continues to affect the real estate market. Due to these events, we saw lower borrowings by commercial customers who were also affected by the economic conditions that lead to a general contraction in their needs for credit. In the long-term, we expect growth in this loan product category as the economy improves.
     Consumer Installment Lending. This category constitutes the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of December 31, 2008 was $3.0 million compared to $3.7 million as of December 31, 2007.

PRIVATE CLIENT SERVICES
Deposit and Wealth Management Services
     Deposits and repurchase agreements are the key sources of our funding. We offer a broad array of deposit products that include Demand, NOW, money market and savings accounts as well as certificates of deposit. In addition to deposit products, we offer customer repurchase agreements (repos). We typically see repos used by commercial business customers as part of active cash management programs. We pay competitive interest rates on the interest bearing deposits to garner our share of the market. As a relationship-oriented bank, we seek generally to obtain deposit relationships with our loan clients.
     Our strategic plan is to continue our focus on specialized customer services executed via the Private Client Services team. This line of business serves high net worth individuals, entrepreneurs, professionals and small business owners that includes title and mortgage loan closing companies, which represent a substantial percentage of our non-interest bearing deposits. Through the use of proprietary software, enhanced customer service, and the most recent technology, we are able to deliver an array of services that are very attractive and affordable for title insurance agencies, many of which maintain significant account balances with us. Our business strategy includes expanding the number of customers in this market segment by continuing to provide the highest quality of customer service and the latest technology devoted to this industry. Leveraging our strategic approach to client deposit services we have been developing products for the HOA business line. We believe this market is very promising and viable.
     In addition to the core deposit products offered by the Private Client Services team, we offer a broad array of investment and wealth management products to our clients. We view the ability to offer these complementary products as a key ingredient to rounding out the client advisory role. We have an arrangement with Linsco Private Ledger to offer the wealth management services.
WHOLESALE FUNDING
     As our overall asset liability management process dictates, we may become more or less competitive in our deposit terms and interest rate structure. Additionally, we use brokered deposits to augment the Bank’s funding position. The wholesale nature of brokered deposits makes gathering specific quantities or duration of deposits an efficient process. As the real estate economy declined in 2007, we used wholesale or brokered deposits more frequently. We are a member of the Federal Home Loan Bank of Atlanta (FHLB). We use FHLB short-term and long-term advances to augment our funding as well.
RETAIL BANKING
     We offer traditional retail loan and deposit products for our clients via our six bank business center locations: Fair Lakes, Annandale, the city of Manassas Park, Reston, Ballston and Tyson’s Corner. The locations have the characteristics of a traditional retail branch, (e.g. tellers, ATM, customer service representative and a branch manager), and we view the retail operation as a tool to execute our core commercial and private client business strategies. In addition, we equip our banking facilities with tools and offices to offer commercial banking products, mortgage banking products, wealth management products and insurance. We recognize the cost to develop and implement a large retail presence; therefore our business strategy calls for a limited number of strategically placed business centers in the greater Washington, D.C. metropolitan area.

FDIC Insurance of Deposit Accounts
     The deposits of Alliance Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to the limits set forth under applicable law. Pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), through December 31, 2009 the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000, and with respect to the non-interest-bearing transaction accounts, increased to an unlimited amount of coverage under the FDIC Transaction Account Guarantee Program.
INSURANCE
     AIA was formed on November 15, 2005 with the acquisition of Danaher Insurance Agency. AIA acquired two wholly owned subsidiaries subsequent to its formation: on December 14, 2006, Alliance/Battlefield Insurance Agency, LLC (Battlefield), and on April 5, 2007, the Fredericksburg Insurance Group (FIG). The full line insurance agency offers property and casualty insurance to small businesses and home, life and auto insurance, along with a broad array of employee benefits product. We believe this business line can offer a reasonable level of recurring non-interest revenue for the Bank.
     For the year ended December 31, 2008, commission revenues were $3.1 million, compared to $3.3 million for the year ended December 31, 2007. At December 31, 2008, we had $3.6 million in goodwill and $2.3 million in intangible assets related to the insurance agency acquisitions.
SUPERVISION AND REGULATION
General
     Bank holding companies and banks are extensively regulated under both federal and state law. The following briefly describes the more significant provisions of applicable federal and state laws, certain regulations and the potential impact of such provisions on Bankshares and the Bank. It is not clear at this time what impact the EESA, enacted October 3, 2008, as amended by the American Recovery and Reinvestment Act of 2009, enacted February 17, 2009, the (ARRA) or the other initiatives of the U.S. Department of Treasury (Treasury) and other bank regulatory agencies that have been announced, or any additional program that may be initiated in the future will have on the financial markets, the financial services industry, Bankshares or the Bank. Because federal regulation of financial institutions changes regularly and is the subject of on going legislative debate, we cannot forecast how these regulations may change in the future and impact Bankshares and the Bank’s operations.
Regulation of Bankshares
     Bankshares must file annual, quarterly and other periodic reports with the Securities and Exchange Commission (SEC). Bankshares is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the SOX Act), and the related rules and regulations. The SOX Act includes provisions that, among other things, require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to the accuracy and compliance with law; additional disclosure requirements and corporate governance and other related rules. Although we are not required to receive an opinion of our external accountants regarding our internal control over financial reporting under section 404 of the SOX Act because of our status as a smaller reporting company, our management’s report on internal control over financial reporting is contained in Item 9A herein. Bankshares has expended considerable time and money in complying with the SOX Act and expects to continue to incur additional expenses in the future.

Bank Holding Company Act
     As a bank holding company, Bankshares is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, the Bank and its subsidiaries are also subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions and regulation, supervision and examination by the Federal Reserve.
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
     The Federal Reserve requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries. Bankshares would be compelled by the Federal Reserve to invest additional capital in the event the Bank experiences significant loan losses, earnings shortfalls or rapid balance sheet growth.
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
     In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries must be “well capitalized” and well managed, and must meet their Community Reinvestment Act of 1977 (CRA) obligations. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve and certify that it meets the requirements.
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
     Although Bankshares could qualify to be a financial holding company, Bankshares does not currently contemplate seeking to become a financial holding company until it identifies significant specific benefits from doing so. The cumulative effect of the GLB Act and other recent bank legislation has caused us to strengthen our staff to handle the procedures required by this additional regulation. The increased staff and operational costs have impacted our profitability.

Capital Requirements
     The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, Bankshares and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4%. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. At December 31, 2008, the total capital to risk-weighted asset ratio of Bankshares was 10.9% and the ratio of the Bank was 10.7%. At December 31, 2008, the Tier 1 capital to risk-weighted asset ratio was 9.6% for Bankshares and 9.5% for the Bank.
     In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier 1 leverage ratio of 4% for banks and bank holding companies. At December 31, 2008, the Tier 1 leverage ratio was 7.6% for Bankshares and 7.4% for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
Prompt Corrective Action
     The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” under the risk-based and leverage capital guidelines discussed above. These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2008, Bankshares was considered “well capitalized.”
Payment of Dividends
     As a bank holding company, Bankshares is a separate legal entity from the Bank, AHF, and AIA. Virtually all of our income results from dividends paid to us by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. The amount of dividends that may be paid by the Bank depends upon the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies. As a bank that is a member of the Federal Reserve System, the Bank must obtain prior written approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance of its allowance for loan losses account to its undivided profits then on hand. It may, however, net the sum of its bad debts as so defined against the balance of its allowance for loan losses account and deduct from undivided profits only bad debts so defined in excess of that account. In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings.

     In addition, under Virginia law, no dividend may be declared or paid out of a Virginia bank’s paid-in capital. The Bank may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure the Bank’s financial soundness, and may also permit the payment of dividends not otherwise allowed by Virginia law.
Regulation of Alliance Bank
     The Bank is a Virginia chartered commercial bank and a member of the Federal Reserve System. Its deposit accounts are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Virginia Bureau of Financial Institutions and the Federal Reserve. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.
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
     In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. The FDIC also proposed to introduce three adjustments that could be made to an institution’s initial base assessment rate, as well as a uniform 7 basis point increase in rates for the first quarter of 2009. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008, for the risk categories assigned by the FDIC resulting in annualized assessment rates ranging from 12 to 50 basis points. A final rule related to the rest of the proposal was adopted on March 4, 2009 and will become effective on April 1, 2009, applying to assessments for the second quarter of 2009 and thereafter. The new rule provides for initial base assessment rates from 12 to 45 basis points subject to various potential base-rate adjustments.
     The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. In addition, demand deposits are fully insured under the EESA. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. The legislation did not change coverage for retirement accounts, which continues to be $250,000.

     On October 13, 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (TLGP) because of disruptions in the credit market, particularly the interbank lending market, which reduced banks’ liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP is industry funded and does not reply on the DIF to achieve its goals. The final rule implementing the TLGP was approved by the FDIC Board of Directors on November 21, 2008. The TLGP consist of two components: a temporary guarantee of newly issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest bearing transaction account at FDIC-insured institutions (the Transaction Account Guarantee Program). Bankshares is participating in this program and will be required to pay assessments associated with the TLGP as follows:
•	Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined by the regulation) will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2009. Bankshares has customer accounts that qualify for this coverage and has been incurring assessment charges since December 2, 2008.

•	Under the Debt Guarantee Program, all senior unsecured debt (as defined in the regulation) of insured depository institutions newly-issued between October 14, 2008 and October 31, 2009 will be charged an annualized assessment of up to 125 basis points (depending on debt term and potential surcharges levied based on the date of issuance) on the amount of debt issued, and calculated through the maturity date of that debt, the mandatory conversion date of mandatory convertible debt or December 31, 2012, whichever is earliest. The Bank has thus far issued no such senior unsecured debt and has incurred no assessments under the Debt Guarantee Program.
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
Monetary and Fiscal Policy Effects on Interest Rates
     Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by the Bank on its deposits and its other borrowings and the interest received by it on loans extended to its customers and securities held in its trading or investment portfolios constitute the major portion of the Bank’s earnings. Thus, our earnings and growth are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact cannot be predicted.

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
     The Riegle-Neal Act authorizes the federal banking agencies to approve de novo interstate branching by national and state banks in states which specifically allow for such branching. Virginia has enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.
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
Other Regulations
     Bankshares maintains a compliance department to ensure it is in compliance with consumer protection laws and regulations.
     Bank Secrecy Act (BSA). Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.
     USA Patriot Act. The USA Patriot Act, which became effective on October 26, 2001, amends the Bank Secrecy Act and is intended to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the Treasury, to share information with one another in order to better identify and report to the federal government activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and there is a cost of compliance, the USA Patriot Act does not materially affect the Bank’s products, services or other business activities.
     Reporting Terrorist Activities. The Federal Bureau of Investigation (FBI) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the Treasury and contact the FBI.

     The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC sends banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software that is updated each time a modification is made to the lists of Specially Designated Nationals and Blocked Persons provided by OFAC and other agencies.
     Mortgage Banking Regulation. In addition to certain of the Bank’s regulations, ABMD is subject to the rules and regulations of, and examination by the Department of Housing and Urban Development (HUD), the FHA, the VA and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.
     Check Clearing for the 21st Century Act (Check 21). Check 21 gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. The major provisions of Check 21 include: allowing check truncation without making it mandatory; demanding that every financial institution communicate to account holders in writing a description of its substitute check processing program and their rights under the law; legalizing substitutions for and replacements of paper checks without agreement from consumers; retaining in place the previously-mandated electronic collection and return of checks between financial institutions only when individual agreements are in place; requiring that when account holders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred. This legislation has not significantly increased our capital spending.

Future Regulatory Uncertainty
     Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. The current economic environment has required a greater degree of coordination and overlap of the duties and responsibilities of the U.S. Treasury, Federal and State Banking Regulators and the FDIC. We fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.
     For example, on October 3, 2008, the EESA was signed into law, giving Treasury the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, then Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Treasury would purchase equity stakes in certain banks and thrifts. Under this program, known as the TARP CPP, the Treasury would make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury would receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions would be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP CPP, as well as to comply with other restrictions imposed under the ARRA.
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
Item 1A. Risk Factors
     Our credit risk management approach or processes can impact our results. We have a disciplined approach to credit allocation. In the event our risk processes indicate a business strategy towards or away from a certain loan type, we may create a concentration of credit which could be positively or negatively impacted by economic factors. Our credit risk management approach is dependent on our personnel accurately and adequately identifying current and inherent risks in loan transactions and loan products. Although we believe our credit risk management approach is appropriate, the failure to accurately identify risks in loan transactions could negatively affect our financial condition and performance.

     If we need additional capital in the future to continue our growth and maintain our targeted regulatory capital levels, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock. Our business strategy calls for continued growth while maintaining an adequate capital buffer supporting our “well capitalized” status. We anticipate that we will be able to support this growth through the generation of additional deposits via our Private Client Service team and our specific industry niches. However, we may need to raise additional capital in the future to support our continued growth and to maintain desired capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts needed or on terms satisfactory to us.
     Current levels of market volatility are unprecedented and could adversely affect our access to capital. The capital and credit markets have been experiencing volatility and disruption for more than a year. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength or franchise value. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
     Our focus on commercial and real estate loans may increase the risk of credit losses, which would negatively affect our financial results. We offer a variety of loans including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in the greater Washington, D.C. metropolitan area. A continued downturn in this real estate market, such as further deterioration in the value of this collateral, or in the local or national economy and job markets, could adversely affect our customers’ ability to pay these loans, which in turn could adversely affect us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.
     We have been and may be further adversely affected by economic conditions in our market area. Because our lending and other banking activities are concentrated in the greater Washington, D.C. metropolitan area, we are directly affected by economic conditions in that market area. Changes in the local economy, particularly in residential real estate, government spending or the technology and communications businesses, may influence the growth rate of our loans and deposits, the quality of our loan portfolio and loan and deposit pricing. A significant decline in economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact these local economic conditions and the demand for banking products and services generally could negatively affect our ability to collect loans and could otherwise have a negative effect on our financial condition and performance.
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
     A continuation or further deterioration of the current economic environment could adversely impact our financial condition and results of operations. A continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions. Concerns about the stability of the financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity and increased market volatility. It is not clear at this time what impact the EESA or other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced, or any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial institutions, including us.
     Weakness in the secondary residential mortgage loan markets will adversely affect our income from our mortgage division. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of many mortgage loans. The ongoing corrections in residential real estate market prices and reduced levels of home sales have resulted in fewer loan originations. We expect the ongoing effects of lower demand for home mortgage loans resulting from reduced demand in both the new and resale housing markets, the slowing national economy and the fallout from the subprime and alternative loan issues to result in lower origination volume. While a decline in interest rates may spur refinance activity in 2009, the decline in housing market values, coupled with the availability of fewer mortgage loan products and tighter underwriting guidelines, will temper demand.
     Deterioration in the soundness of other financial institutions could adversely affect us. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could exacerbate the market-wide liquidity crisis and could lead to losses or defaults by us or by other institutions. There is no assurance that any such losses would not materially adversely affect our results of operations.

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
     Difficult market conditions have adversely affected our industry. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.
     We have intangible assets and goodwill that may become impaired, and thus result in a charge against earnings. We test impairment on an annual basis or when circumstances indicate that impairment may have occurred. In the fourth quarter of 2008, our impairment testing resulted in a reduction of $300 thousand to our goodwill related to our insurance company acquisitions. We may recognize impairment charges in the future as economic and operating conditions change.
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

     Our adoption of Fair Value Option (FVO) accounting may not achieve desired results. In 2007, we adopted the provisions of SFAS No. 159 and account for certain assets and liabilities on a fair value basis. Our objective in adopting the accounting standard was to provide the reader of the financial statements a more realistic view of our balance sheet and the market values of investments and wholesale liabilities. If our matching of assets and liabilities is not precisely achieved for business or economic reasons more income statement volatility may occur.
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
     Failure to maintain an effective system of internal control over financial reporting may not allow us to be able to accurately report our financial results or prevent fraud. The requirements of Section 404 of the SOX Act and SEC rules and regulations require an annual management report on our internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to report our financial results with the desired degree of accuracy or to prevent fraud.
Item 1B. Unresolved Staff Comments
     Bankshares has no unresolved comments from the SEC staff.

Item 2. Properties
     We typically lease our branch and office locations. Our business model seeks to minimize the level of investment in buildings and facilities, thus we have not purchased any branch, production office or business office locations. In securing space, we are generally responsible for build out costs, furniture and fixtures, computers, telephones and bank-specific equipment such as vaults, alarms and ATMs. In light of current economic conditions we are cautiously evaluating branch opportunities.
     The following table highlights our facilities:

Address	Type of Facility	Base Lease Expiration(1)
14200 Park Meadow Drive Chantilly, Virginia	Corporate Headquarters	July 2016

12735 Shops Lane Fairfax, Virginia	Main banking office, Full service branch, ATM	August 2013 Renewed Summer of 2008

11730 Plaza America Drive Reston, Virginia	Full service branch, ATM	August 2012

4501 North Fairfax Drive Arlington, Virginia	Full service branch, ATM	June 2013

8221 Old Courthouse Road Vienna, Virginia	Full service branch, ATM	October 2013

9150 Manassas Drive Manassas Park, Virginia	Full service branch, ATM	Month-to-month

7023 Little River Turnpike Annandale, Virginia	Full service branch, ATM	April 2018

Park Center Manassas Park, Virginia	Relocation of 9150 Branch site Full service branch, ATM	April 2019

520 William Street Fredericksburg, Virginia	Loan production office Subleasing activities underway	November 2011

2525 Cowan Boulevard Fredericksburg, Virginia	Full service branch, ATM Subleasing activities underway	May 2018

Cosner’s Corner Fredericksburg, Virginia	Full service branch, ATM Subleasing activities underway	April 2018

4200 Evergreen Lane Annandale, Virginia	Insurance agency headquarters Insurance agency office	Month-to-month

10611 Balls Ford Road Manassas, Virginia	Insurance agency office	November 2013

125 Olde Greenwich Drive Fredericksburg, Virginia	Insurance agency office	April 2010

(1)	Office leases have one or more renewal options that may be exercised at our discretion subject to terms and conditions outlined in each specific lease. Note 16 of the Notes to Consolidated Financial Statements details the future minimum rental commitments.

     In the fall of 2008, we made a business decision due to the economic environment not to enter the Fredericksburg market. Both of our Fredericksburg full service branch locations are unoccupied and we have not expended funds for build out. We are currently seeking to sublease those two banking locations and the loan production office (LPO).
     We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs, or, with respect to our Fredericksburg locations, for subleasing.
Item 3. Legal Proceedings
     There are no material pending legal proceedings to which Bankshares or any of its subsidiaries is a party or to which the property of Bankshares or any of its subsidiaries is subject.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.
PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed for quotation on the NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) on the NASDAQ Stock Market System under the symbol ABVA. As of March 20, 2009, we had 5,106,819 shares of common stock issued and outstanding, held by approximately 352 shareholders of record and the closing price of our common stock was $1.65.
     The high and low sales prices per share for our common stock for each quarter for the two years ended December 31, 2008, as reported by the NASDAQ Stock Market, are shown in the table below. During these periods, we did not issue any cash dividends.

	2008		2007
Quarter	High	Low	High	Low
First	$7.09	$4.95	$16.79	$14.41
Second	5.92	3.25	15.94	12.70
Third	4.16	2.32	13.49	9.27
Fourth	3.97	1.02	10.34	6.25
Dividend Policy
     Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. As a business strategy, we have elected to retain all earnings to support current and future growth. From time to time, we will consider a stock split in the form of a stock dividend in lieu of paying cash dividends. Our most recent stock split in the form of a 15% stock dividend was distributed to shareholders on June 30, 2006.
Issuer Purchases of Equity Securities
     In mid 2007, Bankshares announced a common stock buyback program for the repurchase of up to 555,000 shares of its common stock during the twelve months ending May 14, 2008. As of December 31, 2007, the program had been fully executed and all 555,000 shares had been repurchased at an average price per share of $12.06. No repurchases of equity securities occurred in 2008.

Item 6. Selected Financial Data

			Selected Financial Information
			Year Ended December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$29,077		$38,352		$39,575		$28,929		$19,151
Interest expense	16,721		20,880		18,522		10,501		6,852

Net interest income	12,356		17,472		21,053		18,428		12,299
Provision for loan losses	4,724		5,824		1,020		1,142		886
Non-interest income	1,266		2,205		6,027		3,514		6,181
Non-interest expense	22,771		18,360		19,422		15,048		13,963
Income taxes (benefit)	(4,853)		(1,663)		2,159		1,694		864

Net income (loss)	$(9,020)		$(2,844)		$4,479		$4,058		$2,767

Per Share Data and Shares Outstanding Data: (1)
Basic net income (loss)	$(1.77)		$(0.53)		$0.81		$0.74		$0.53
Fully diluted net income (loss)	(1.77)		(0.53)		0.76		0.69		0.49
Cash dividends declared	—		—		—		—		—
Book value at period end	7.28		8.96		9.84		8.79		8.46
Tangible book value at period end	6.12		7.71		8.87		8.21		8.46
Shares outstanding, period end	5,106,819		5,106,819		5,551,477		5,532,708		5,512,351
Average shares outstanding, basic	5,106,819		5,356,187		5,536,771		5,518,743		5,228,035
Average shares outstanding, diluted	5,106,819		5,356,187		5,922,475		5,866,785		5,604,043

Balance Sheet Data:
Total assets	$572,849		$541,262		$644,371		$611,485		$479,720
Total loans, net of unearned discount	367,371		398,224		378,676		304,228		209,204
Allowance for loan loss	5,751		6,411		4,377		3,422		2,300
Total investment securities	73,303		26,128		200,819		228,791		209,141
Total trading securities	82,584		84,950		—		—		—
Other real estate owned	11,749		4,277		—		—		—
Total nonperforming assets	16,644		24,287		819		1,830		20
Total deposits	428,724		365,264		471,333		461,178		355,691
Stockholders’ equity	37,167		45,733		54,637		48,611		46,622

Performance Ratios:
Return on average assets	NM		NM		0.72%		0.71%		0.63%
Return on average equity	NM		NM		8.75%		8.59%		6.87%
Net interest margin (2)	2.52%		3.22%		3.64%		3.51%		3.10%

Asset Quality Ratios: (3)
Allowance to period-end loans	1.57%		1.61%		1.16%		1.12%		1.10%
Allowance to non-performing assets	0.34	X	0.26	X	5.34	X	1.87	X	1.77	X
Non-performing assets to total assets	2.91%		4.48%		0.13%		0.30%		0.27%
Net charge-offs to average loans	1.43%		0.95%		0.02%		0.01%		0.02%

Capital Ratios:
Tier 1 risk-based capital	9.6%		11.7%		14.0%		16.1%		21.5%
Total risk-based capital	10.9%		12.9%		15.0%		17.0%		22.3%
Leverage capital ratio	7.6%		9.0%		9.7%		10.0%		11.6%
Total equity to total assets	6.5%		8.5%		8.5%		7.9%		9.7%

(1)	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a stock dividend distributed on June 30, 2006.

(2)	Net interest income divided by total average earning assets.

(3)	Non-performing assets consist of nonaccrual loans, restructured loans and foreclosed properties.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist in understanding and evaluating the financial condition and results of operations of Alliance Bankshares Corporation (Bankshares), Alliance Bank Corporation (Bank), Alliance Bank Mortgage Division (ABMD) Alliance Home Funding (AHF), and Alliance Insurance Agency (AIA), on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.
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
FORWARD-LOOKING STATEMENTS
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “ anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Adverse changes in the overall national economy as well as adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. metropolitan area;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	Sustained weakness in the local housing market;

•	Additional negative changes in the national and local home mortgage market;

•	The timing and value realized upon the sale of Other Real Estate Owned (OREO) property;

•	Changes in regulatory requirements and/or restrictive banking legislation, including the impact of any policies or programs including the recently implemented and revised EESA;

•	Changes in Federal Deposit Insurance Corporation (FDIC) deposit insurance programs including the TLGP program;

•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Effects of implementation of certain balance sheet strategies;

•	Timing of expected implementation of certain balance sheet strategies;

•	Impacts of fair value accounting, including income statement volatility;

•	Anticipated growth of our insurance company;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our use of technology or the use of technology by key competitors;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards; and

•	Other factors described from time to time in our SEC filings.

     In addition, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or the actions taken by the Treasury thereunder will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive landscape.
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
2008 Performance Highlights
•	Assets were $572.8 million at December 31, 2008, an increase of $31.5 million or 5.8%, from December 31, 2007.

•	Total loans were $367.4 million at December 31, 2008, a decrease of $30.8 million, or 7.7% from the December 31, 2007 level of $398.2 million.

•	Trading securities amounted to $82.6 million at December 31, 2008 compared to $85.0 million as of December 31, 2007. Our investment portfolio was $73.3 million at December 31, 2008. This compares to $26.1 million of investments as of December 31, 2007.

•	OREO amounted to $11.7 million as of December 31, 2008, compared to $4.3 million as of December 31, 2007. Although this increase shows the migration of 2007 nonaccrual loans through the cycle to OREO, we sold $8.0 million in residential OREO properties during the year.

•	The net loss was $9.0 million at December 31, 2008, compared to net loss of $2.8 million in 2007. The 2008 results include a provision for loan losses of $4.7 million, OREO expenses of $4.0 million and fair value accounting adjustments of $2.3 million.

•	Deposits were $428.7 million at December 31, 2008, an increase of $63.4 million, or 17.4%, from December 31, 2007.

•	Demand deposits were $75.4 million at December 31, 2008, or 17.6% of the total deposit portfolio. This compares to the December 31, 2007 level of $66.2 million or 18.1% of the total deposit portfolio.

•	Our ratio of nonperforming assets to total assets was 2.91% of total assets as of December 31, 2008 compared to 4.49% as of December 31, 2007, or a decrease of 158 basis points. The actual level of nonperforming assets decreased year over year by $7.6 million.

•	As of December 31, 2008, the composition of nonperforming assets was $1.4 million of impaired loans, $3.5 million of nonaccrual loans and $11.7 million of OREO.

Executive Overview
Balance Sheet
     December 31, 2008 compared to December 31, 2007. Total assets were $572.8 million as of December 31, 2008, an increase of $31.5 million over the December 31, 2007 level of $541.3 million. As of year end 2008, total loans were $367.4 million, loans held for sale were $347 thousand, trading securities were $82.6 million and investments were $73.3 million. The remaining balance of the earning assets was overnight federal funds sold of $5.1 million. These earning assets amounted to $528.7 million or 92.3% of total assets at year end 2008, as compared to $512.5 million or 94.7% of total assets as of year end 2007.
     The allowance for loan losses was $5.8 million or 1.57% of loans outstanding as of December 31, 2008. This compares to $6.4 million or 1.61% of loans outstanding as of December 31, 2007. (The ratios exclude loans held for sale.) Non-performing assets totaled $16.6 million as of December 31, 2008, compared to non-performing assets of $24.3 million as of December 31, 2007. Impaired loans and nonaccruals amounted to $4.9 million as of December 31, 2008; in addition the specific allocation of the allowance for loan losses related to these loans was $1.1 million as of December 31, 2008. Impaired and nonaccrual loans as of December 31, 2007 were $20.0 million; we provided a specific allocation of $2.2 million of the allowance for loan losses on these loans.
     Total deposits amounted to $428.7 million as of December 31, 2008, an increase of $63.4 million from the December 31, 2007 level of $365.3 million. Total demand deposits were $75.4 million as of December 31, 2008 compared to $66.2 million as of year end 2007. Demand deposits represent 17.6% of total deposits as of December 31, 2008, compared to 18.1% as of December 31, 2007.
     We use customer repurchase agreements (repos) and wholesale funding from the Federal Home Loan Bank of Atlanta (FHLB) to support the asset growth of the organization. As of December 31, 2008, there were $25.3 million of customer repos outstanding or $1.0 million more than were outstanding at the end of 2007. As of December 31, 2008, the organization had $51.4 million in FHLB long term advances outstanding, compared to $76.6 million as of December 31, 2007. The longer term FHLB advances are used as part of our overall balance sheet management strategy, which focuses on lengthening liabilities when feasible.
     In June 2003, we issued $10.0 million in Trust Preferred Securities through a statutory business trust. As of December 31, 2008 and December 31, 2007, the full $10.0 million was considered Tier 1 regulatory capital.
     Total stockholders’ equity was $37.2 million as of December 31, 2008 and $45.7 million as of December 31, 2007. The change from the 2007 level is primarily related to the net loss of $9.0 million. Book value per share decreased to $7.28 as of December 31, 2008 from $8.96 as of December 31, 2007. Tangible book value per share decreased to $6.12 as of December 31, 2008 from $7.71 as of December 31, 2007.
     December 31, 2007 compared to December 31, 2006. Total assets were $541.3 million as of December 31, 2007, a decrease of $103.1 million from the December 31, 2006 level of $644.4 million. The loan portfolio, net of discounts and fees, was $398.2 million at December 31, 2007, $19.5 million greater than the December 31, 2006 level of $378.7 million. Investment securities available for sale amounted to $26.1 million at December 31, 2007, compared to the December 31, 2006 level of $200.7 million. The balance of the earning assets was loans held for sale of $1.9 million, trading securities of $85.0 million and overnight federal funds sold of $1.3 million. These earning assets amounted to $512.5 million or 94.7% of total assets at year end 2007, as compared to $609.7 million or 94.6% of total assets as of year end 2006.

     The allowance for loan losses was $6.4 million or 1.61% of loans outstanding as of December 31, 2007. This compares to $4.4 million or 1.16% of loans outstanding as of December 31, 2006. (The ratios exclude loans held for sale.) Non-performing assets totaled $24.3 million as of December 31, 2007, compared to non-performing assets of $819 thousand as of December 31, 2006. Impaired loans or those loans requiring a specific allocation within the allowance for loan losses amounted to $18.7 million as of December 31, 2007 compared to $343 thousand as of December 31, 2006. The specific allocation of the allowance for loan losses was $2.2 million as of December 31, 2007 and $126 thousand as of December 31, 2006.
     Total deposits amounted to $365.3 million as of December 31, 2007, a decrease of $106.0 million from the December 31, 2006 level of $471.3 million. Total stockholders’ equity was $45.7 million as of December 31, 2007 and $54.6 million as of December 31, 2006. The change from the 2006 level is primarily related to two factors: a net loss of $2.8 million and $6.7 million of common stock buybacks. Tangible book value per share decreased to $7.71 as of December 31, 2007 from $8.87 as of December 31, 2006. Book value per share decreased to $8.96 as of December 31, 2007 from $9.84 as of December 31, 2006.
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
Allowance for Loan Losses
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
     Our allowance for loan losses has two basic components: the specific allowance for impaired credits and the general allowance based on relevant risk factors. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified for impairment testing. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, a specific reserve is established based on Bankshares’ calculation of the loss embedded in the individual loan. The minimum impairment reserve is the amount which would be included in the allowance if the loan were included in the unimpaired category. Bankshares does not separately identify individual consumer and residential loans for impairment testing unless loans become 60 days or more past due.

     The general allowance is determined by aggregating un-criticized loans and non-classified loans by loan type based on common purpose, collateral, repayment source or other credit characteristics. We then apply allowance factors which in the judgment of management represent the expected losses over the life of the loans. In determining those factors, we consider the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) the experience and depth of the borrowers’ management, (6) national and local economic trends, (7) concentrations of credit by individual credit size and by class of loans, (8) quality of loan review system and (9) the effect of external factors (e.g., competition and regulatory requirements). This is the largest component of the overall allowance.
Goodwill
     Bankshares adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Based on the results of these tests, Bankshares concluded that there was impairment during 2008, and write-downs of $300 thousand were recorded. Additionally, under SFAS No. 142, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life. The costs of other intangible assets, based on independent valuation and or internal valuations, are being amortized over their estimated lives not to exceed fifteen years.
Share-Based Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Bankshares adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method and as such, results for prior periods have not been restated. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
Results of Operations
     2008 compared to 2007. For the year ended December 31, 2008, net loss amounted to ($9.0) million, compared to net loss of ($2.8) million for 2007. Loss per common share, basic was ($1.77) in 2008 and ($.53) in 2007. Loss per common share, diluted was ($1.77) in 2008 and ($.53) in 2007. Return on average equity was (21.29)% in 2008 compared to (5.39)% in 2007. Return on average assets was (1.63)% in 2008 compared to (.49)% in 2007. The net interest margin was 2.52% in 2008 which compares to 3.22% in 2007. The key drivers of our net loss in 2008 relate to OREO expense in the amount of $4.0 million, fair value accounting adjustments of $2.3 million and allowance for loan losses of $4.7 million.
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
Interest Income and Expense
     Net interest income (on a fully taxable equivalent basis) was $12.7 million in 2008 or $5.1 million lower than the 2007 level of $17.8 million. This 28.7% decrease is primarily attributable to the substantial increase in the cost of interest-bearing liabilities.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Year Ended December 31,
	2008			2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Interest earning assets:
Loans (2)	$376,753	$23,595	6.26%	$396,983	$30,736	7.74%	$366,074	$29,459	8.05%
Trading securities	90,283	4,040	4.47%	122,559	6,101	4.98%	—	—	—
Investment securities	28,061	1,613	5.75%	27,797	1,631	5.87%	207,608	9,836	4.74%
Federal funds sold	7,028	150	2.13%	4,085	189	4.63%	10,188	503	4.94%

Total interest earning assets	502,125	29,398	5.85%	551,424	38,657	7.01%	583,870	39,798	6.82%

Non-interest earning assets:
Cash and due from banks	21,064			16,014			23,809
Premises and equipment	2,016			2,306			2,639
Other Real Estate Owned (OREO)	11,899			724			—
Other assets	20,429			15,189			13,679
Less: allowance for loan losses	(5,680)			(4,710)			(3,992)

Total non-interest earning assets	49,728			29,523			36,135

Total Assets	$551,853			$580,947			620,005

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$31,366	$550	1.75%	$32,559	$693	2.13%	$38,330	$617	1.61%
Money market deposit accounts	29,293	760	2.59%	28,259	1,160	4.10%	22,898	688	3.00%
Savings accounts	3,522	29	0.82%	4,218	56	1.33%	4,217	67	1.59%
Time deposits(3)	259,280	11,864	4.58%	208,431	10,398	4.99%	201,030	9,049	4.50%

Total interest-bearing deposits	323,461	13,203	4.08%	273,467	12,307	4.50%	266,475	10,421	3.91%
FHLB advances(4)	56,782	1,512	2.66%	72,524	3,179	4.38%	39,463	1,590	4.03%
Other borrowings	61,132	2,006	3.28%	97,599	5,394	5.53%	123,984	6,511	5.25%

Total interest-bearing liabilities	441,375	16,721	3.79%	443,590	20,880	4.71%	429,922	18,522	4.31%

Non-interest bearing liabilities:
Demand deposits	65,109			82,785			132,972
Other liabilities	2,992			1,849			5,932

Total Liabilities	509,476			528,224			568,826
Stockholders’ Equity	42,377			52,723			51,179

Total Liabilities and Stockholders’ Equity:	$551,853			$580,947			620,005

Interest Spread (5)			2.06%			2.30%			2.51%

Net Interest Margin (6)		$12,677	2.52%		$17,777	3.22%		$21,276	3.64%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccruing loans of $22.9 million, $17.8 million and $632 thousand in 2008, 2007 and 2006 respectively.
The interest income excluded from the loans above was $638 thousand, $705 thousand and $0 in 2008, 2007 and 2006 respectively.

(3)	Average fair value of time deposits as of 2008, 2007 and 2006 was $70.6 million, $106.2 million and $0 thousand, respectively.

(4)	Average fair value of FHLB advances as of 2008, 2007 and 2006 was $35.3 million, $72.5 million and $0 thousand, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Our net interest margin was 2.52% for the year ended December 31, 2008, compared to 3.22% for 2007. The net interest income earned, on a fully taxable equivalent basis, was $12.7 million in 2008 compared to $17.8 million in 2007, a decrease of 28.7%.
     Average loan balances were $376.8 million for the year ended December 31, 2008, compared to $397.0 million for 2007. This is a decrease of $20.2 million, or 5.1%. The related interest income from loans was $23.6 million in 2008, a decrease of $7.1 million from the 2007 level of $30.7 million. The average yield on loans decreased to 6.26% in 2008, a decrease of 148 basis points compared to the same period in 2007. The lower yield on loans for 2008 includes $638 thousand of reversed nonaccrual interest and the impacts of various prime and treasury rate changes.
     Trading securities averaged $90.3 million for the year ended December 31, 2008 compared to $122.6 million for the year ended December 31, 2007. Trading securities interest income for the year ended December 31, 2008 was $4.0 million compared to $6.1 million for the same period in 2007. The average yield on trading securities decreased to 4.47% in 2008, a decrease of 51 basis points compared to the same period in 2007.
     Investment securities averaged $28.1 million for the year ended December 31, 2008 compared to $27.8 million for the year ended December 31, 2007. Investment securities income was $1.6 million on a fully taxable equivalent basis for the year ended December 31, 2008 and $1.6 million for the year ended December 31, 2007. The average tax equivalent yields on investment securities for the year ended December 31, 2008 and 2007 were 5.75% and 5.87%, respectively.
     Excess liquidity results in federal funds sold. For the year ended December 31, 2008, federal funds sold contributed $150 thousand of interest income, compared to $189 thousand for the same period in 2007.
     Average interest-bearing liabilities (deposits and purchased funds) were $441.4 million in 2008, which was $2.2 million less than the 2007 level of $443.6 million. Interest expense for all interest-bearing liabilities amounted to $16.7 million for the year ended December 31, 2008, a $4.2 million decrease from the 2007 level of $20.9 million. The average cost of interest-bearing liabilities for the year ended December 31, 2008 was 3.79%, or 92 basis points lower than the 2007 level of 4.71%. Average time deposits were $259.3 million, up $50.9 million over the 2007 level. Average other borrowings were $61.1 million as of December 31, 2008, a decrease of $36.5 million from the 2007 level. Average FHLB advances were $56.8 million in 2008 or $15.7 million lower than the 2007 average of $72.5 million. Products such as money market and savings accounts have rates that are set by management, compared to time deposit rates, which are driven by the competitive market which typically causes the lagging effect of the time deposit rates.
     Non-interest bearing demand deposit balances averaged $65.1 million as of the year ended December 31, 2008, or $17.7 million less than the year ended December 31, 2007. The local real estate economy remains soft and, as a result, title company and real estate closing company balances remained below the traditional levels experienced in the past. In addition, these balances are subject to seasonal changes. During the final quarter of the year, balances generally run lower.

     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis
	Years Ended December 31,			Years Ended December 31,
	2008 compared to 2007			2007 compared to 2006
	Change Due To:			Change Due To:
	Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest Earning Assets:
Investment securities	$(18)	$16	$(34)	$(8,205)	$(11,321)	$3,116
Trading securities	(2,061)	(1,484)	(577)	6,101	10,746	(4,645)
Loans	(7,141)	(1,503)	(5,638)	1,277	2,348	(1,071)
Federal funds sold	(39)	(156)	117	(314)	(284)	(30)

Total increase (decrease) in interest income	(9,259)	(3,127)	(6,132)	(1,141)	1,489	(2,630)

Interest-Bearing Liabilities:
Interest-bearing deposits	896	2,222	(1,326)	1,886	459	1,427
Purchased funds	(5,055)	(2,215)	(2,840)	472	(51)	523

Total increase (decrease) in interest expense	(4,159)	7	(4,166)	2,358	408	1,950
				-

Increase (decrease) in net interest income	$(5,100)	$(3,134)	$(1,966)	$(3,499)	$1,081	$(4,580)

      Our 2008 net interest income was adversely impacted by the lower earnings rates associated with earning assets and the significant increase in interest expense.
Non-Performing Assets
     Performing Loans with a Specific Allowance Allocation. As of December 31, 2008, impaired loans amounted to $1.4 million, compared to an impaired loan balance of $2.9 million as of December 31, 2007. The majority of the $1.4 million is made up of one loan for $1.2 million which is secured by building lots in Northern Virginia with a specific allocation of the allowance of $158 thousand.
     Nonaccrual Loans. A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more.
     On December 31, 2008, Alliance Bank had $3.5 million in loans that were on nonaccrual status compared to loans that were on nonaccrual status totaling $17.1 million at December 31, 2007. The majority of the $3.5 million relates to two loans, one for $929 thousand which relates to a first trust on two adjacent office condominiums in Northern Virginia, and one for $445 thousands which is a commercial construction loan on a residential condominium project in Virginia Beach. The remainder of the balance is $1.5 million to eight different borrowers secured by first or second trusts on properties in the greater Washington, D.C. metropolitan area. We have allocated $968 thousand of the allowance for loan losses towards these nonaccrual loans. The majority of the December 31, 2007 nonaccrual loan balance of $17.1 million was foreclosed and became OREO in the first quarter of 2008.

     Other Real Estate Owned (OREO). As of December 31, 2008, we had $11.7 million classified as OREO on the balance sheet, compared to $4.3 million as of December 31, 2007. This balance reflects the shift from nonaccrual loans to OREO. As of December 31, 2008, the OREO balance consists of $3.2 million which relates to three land loans to one former borrower in Northern Virginia, $2.1 million which is a single family residence under construction in Northern Virginia, $2.1 million which relates to farmland/development acreage in the Winchester, Virginia area, $1.4 million which is secured by residential building lots in Northern Virginia, $1.2 million which relates to building lots in Northern Virginia, $527 thousand which relates to a two-unit office condominium in Richmond, Virginia, $467 thousand, which is secured by a commercial building and assets of a retail hardware and lumber company, $408 thousand which relates to a single family residence for sale in Northern Virginia, $239 thousand which relates to a residential building lot in Northern Virginia, $144 thousand which relates to a single family residence in Central Virginia, and $100 thousand which relates to a residential building lot in a recreational development in Central Virginia.
     The table below reflects the OREO activity in 2008:
Other Real Estate Owned
(dollars in thousands)

Balance as of January 1, 2008	$4,277

Properties acquired at foreclosure	17,706
Capital improvements on foreclosed properties	915

Sales of foreclosed properties	(8,039)
Valuation adjustments	(3,110)

Balance as of December 31, 2008	$11,749

     Total Non-Performing Assets. As of December 31, 2008, we had $16.6 million classified as non-performing assets on the balance sheet. The balance as of December 31, 2007 was $24.3 million. The shift in non-performing asset categories reflects the migration of loans from impaired, to nonaccrual and from there to OREO as seen in the table below.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Credit Quality Information
Nonperforming assets:
Impaired loans (performing loans with a specific allowance)	$1,428	$2,928	$343	$1,627	$1,300
Non-accrual loans	3,467	17,082	476	203	—
OREO	11,749	4,277	—	—	—

Total nonperforming assets & past due loans	$16,644	$24,287	$819	$1,830	$1,300

Specific reserves associated with impaired loans	$1,148	$2,163	$126	$115	$161

     As noted earlier, we sold OREO in 2008 with an approximate value of $8.0 million.
     Specific Reserves. As of December 31, 2008, we had $1.1 million in specific reserves for non-performing assets. As of December 31, 2007 we had $2.2 million set aside for specific reserves.

Allowance for Loan Losses and Asset Quality
     We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to us. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Alliance Bank and general economic conditions.
     The allowance for loan losses was $5.8 million at December 31, 2008, or 1.57% of loans outstanding, compared to $6.4 million or 1.61% of loans outstanding, at December 31, 2007. (These ratios exclude loans held for sale.) We have allocated $1.1 million and $2.2 million, respectively, of our allowance for loan losses at December 31, 2008 and December 31, 2007 for specific non-performing loans. In 2008, we had net charge-offs of $5.4 million compared to $3.8 million in 2007 and $65 thousand in 2006. As of December 31, 2008, there was one loan past due 90 days and still accruing interest, the principal balance of which was $90 thousand.
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

     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Analysis of the
	Allowance for Loan Losses
	Year Ended December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands)
Balance, beginning of period	$6,411		$4,377		$3,422		$2,300		$1,444

Provision for loan losses	4,724		5,824		1,020		1,142		886

Chargeoffs:
Commercial business	1,124		1,054		55		—		—
Real estate construction	2,247		1,675		—		—		—
Residential real estate	2,372		988		—		—		—
Commercial real estate	209		84		—		—		—
Consumer	62		46		16		25		40

Total charge-offs	6,014		3,847		71		25		40
Recoveries:
Commercial business	219		4		—		—		—
Real estate construction	354		—		—		—		—
Residential real estate	48		48		—		—		—
Commercial real estate	2		—		—		—		—
Consumer	7		5		6		5		10

Total recoveries	630		57		6		5		10

Net charge-offs	5,384		3,790		65		20		30

Balance, end of period	$5,751		$6,411		$4,377		$3,422		$2,300

Allowance for loan losses to total loans	1.57%		1.61%		1.16%		1.12%		1.10%
Allowance for loan losses to nonaccrual loans	1.7	X	0.4	X	9.2	X	16.8	X	NM
Non-performing assets to allowance for loan losses	289.41%		378.43%		18.71%		53.48%		56.40%
Net-chargeoffs to average loans	1.43%		0.95%		0.01%		0.01%		0.02%
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

	Allocation of the Allowance for Loan Losses
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Commercial business	$550	$603	$617	$529	$437
Commercial real estate	2,133	1,533	1,244	1,317	901
Real estate construction	1,155	1,737	1,196	1,155	383
Residential real estate	1,859	2,494	1,271	349	403
Consumer	31	31	38	26	40
Other	23	13	11	46	136

Total loans	$5,751	$6,411	$4,377	$3,422	$2,300

Loans
     We grant commercial business, commercial real estate, real estate construction, residential real estate and consumer loans in the normal course of business. The loan portfolio net of discounts and fees was $367.4 million as of December 31, 2008 or $30.8 million lower than the December 31, 2007 level of $398.2 million.
     The following table summarizes the composition of the loan portfolio by dollar amount:

	Loan Portfolio
	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Commercial business	$44,409	$50,736	$52,280	$37,131	$35,077
Commercial real estate	154,929	151,017	125,972	107,200	71,432
Real estate construction	71,771	114,305	99,636	87,046	38,578
Residential real estate	92,764	78,462	96,490	69,957	59,819
Consumer	3,028	3,704	4,409	2,957	4,020
Other	470	—	—	274	278
Less: unearned discount & fees	—	—	(111)	(337)	—

Total loans	$367,371	$398,224	$378,676	$304,228	$209,204

     Substantially all loans are initially underwritten based on identifiable cash flows and supported by appropriate advance rates on collateral which is independently valued. Commercial loans are generally secured by accounts receivable, equipment and business assets. Commercial real estate is secured by income producing properties of all types. Construction loans are supported by projects which generally require an appropriate level of pre-sales or pre-leasing. Generally, all commercial and real estate loans have full recourse to the owners and/or sponsors. Consumer real estate is secured by first or second trusts on both owner-occupied and investor owned residential properties.

     The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2008:

	Loan Maturity Distribution
	December 31, 2008
	One Year	After One Year	After
	or Less	Through Five Years	Five Years	Total
	(Dollars in thousands)
Commercial business	$17,962	$20,084	$6,363	$44,409
Real estate construction	55,089	10,518	6,164	71,771

Total	$73,051	$30,602	$12,527	$116,180

Loans with:
Fixed rates	$32,126	$66,175	$66,520	$164,821
Variable rates	141,219	58,691	2,640	202,550

Total	$173,345	$124,866	$69,160	$367,371

     Loans Held for Sale. In 2007, we established our mortgage banking division, ABMD. As part of our business strategy to offer complementary services to clients while minimizing risk, generally loans originated by ABMD are presold to correspondent lenders. As of December 31, 2008, $347 thousand of loans held for sale were part of our asset base. Our business objective includes having the loans sold, shipped and funded within a 90 day period. Prior to the creation of ABMD, AHF performed these functions. Loans held for sale were $1.9 million at December 31, 2007. In 2008, ABMD originated $14.1 million of residential mortgages compared to $56.3 million in 2007. The large decline in originations between 2007 and 2008 is related to the heavier staffing level of mortgage production officers in 2007 and the significant deterioration of the housing market in 2008.
Trading Assets
     Effective January 1, 2007, Bankshares adopted SFAS No. 157, Fair Value Measurements and SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. At adoption, we felt that the provisions of these accounting standards provide a more realistic long-term view of our balance sheet. Our goal was to achieve a reduced volatility in reported earnings.
     The following table reflects our trading assets and effective yield on the instruments as of the dated indicated:

	Trading Assets(1)
	December 31,
	2008		2007
	Fair		Fair
	Value	Yield	Value	Yield
	(Dollars in thousands)
U.S. government agency securities (2) (3)	$35,947	5.25%	$19,547	6.11%
PCMOs (4)	12,251	5.42%	20,669	5.33%
SBA securities (2)	34,386	2.99%	44,734	5.65%

Total Trading Assets	$82,584	4.37%	$84,950	5.68%

(1)	Bankshares did not have any trading assets for prior years.

(2)	SBA securities are U.S. government agency securities. For presentation purposes they are separated out on the table above.

(3)	Bankshares did not hold any preferred stock of Fannie Mae or Freddie Mac as of the dates stated.

(4)	All PCMOs are rated AAA or Aaa by Moody’s, S&P or Fitch.

     The December 31, 2008 effective portfolio yield was 4.37%. All of the private label collateralized mortgage obligations (PCMOs) are rated AAA or Aaa by Moody’s, S&P or Fitch. The portfolio yield dropped on a year over year basis by 131 basis points. The two key drivers of the decline are SBA repricing and agency mix changes. All of the SBA securities are earning interest on a variable rate basis with coupon rate based on the prime rate. The prime rate declined from 7.25% at December 31, 2007 to 3.25% at December 31, 2008. As part of our trading asset strategy we increased our position in agency securities. The expanded agency securities portfolio was impacted by the declining interest rate environment experienced in 2008.
     Trading Securities Classified as Level 3. During the third quarter of 2008, and throughout the fourth quarter of 2008, the markets were acting in a very distressed and dysfunctional manner. In evaluating the fair value of instruments held in our portfolios, we determined that the securities that contained a LIBOR basis were valued in a distressed manner. As such, we considered other factors such as typical spreads for the instruments and requested supplemental dealer pricing to determine fair value. We believe this approach more accurately reflects the fair value of the instruments. Approximately, $35.9 million (or 44% of trading securities measured at fair value) of U.S. government agency debt instruments were impacted.
Investment Securities
     Our investment portfolio at December 31, 2008 contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, state and municipal bonds, Federal Reserve Bank (FRB) stock, FHLB stock and other securities. U.S. government agency securities were $33.2 million or 45.3% of the December 31, 2008 investment portfolio. As of December 31, 2008, PCMOs, CMOs and MBS made up 24.2% of the portfolio or $17.7 million. Municipal securities were 23.2% of the portfolio or $17.0 million as of December 31, 2008. We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $73.3 million on December 31, 2008. The effects of net unrealized losses on the portfolio were $4 thousand and amounted to .01% of the investment portfolio value as of December 31, 2008.
     On December 31, 2007, our investment portfolio contained municipal securities, FRB stock, FHLB stock and other securities. The total amount of the investment securities available-for-sale at December 31, 2007 was $26.1 million. The effects of net unrealized losses on the portfolio were ($266) thousand and amounted to 1.0% of the investment portfolio value as of December 31, 2007.
     Investment securities available for sale amounted to $200.7 million at December 31, 2006. The effects of unrealized losses on the portfolio were $4.2 million at December 31, 2006.
     We had a single investment of $100 thousand classified as held to maturity as of December 31, 2006; the investment matured in late 2007.
     The following table sets forth a summary of the investment securities portfolio at December 31, 2008, 2007, 2006, 2005 and 2004:

	Investment Securities (1)
	December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Available-For-Sale Securities
U.S. government agency securities	$33,229	$—	$58,399	$67,228	$56,323
U.S. government agency CMOs & PCMOs	9,109	—	88,589	110,449	75,959
U.S. government agency MBS	8,621	—	23,694	33,438	45,450
Municipal securities	17,039	20,338	25,309	13,112	27,910
FHLB & FRB common stock	5,099	5,735	4,673	4,409	3,344
Other investments	206	55	55	55	55

Total Available-For-Sale Securities (2)	$73,303	$26,128	$200,719	$228,691	$209,041

Held-To-Maturity Securities
Certificate of deposit	$—	$—	$100	$100	$100

Total Held-To-Maturity Securities (2)	$—	$—	$100	$100	$100

Total Investment Securities (2)	$73,303	$26,128	$200,819	$228,791	$209,141

(1)	Contractual maturities are not a reliable indicator of the expected life of investment securities, because instruments may be prepaid by the borrower or issuer.

(2)	Available-for-sale investments at market value; held-to-maturity investments at cost basis.
     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of December 31, 2008:

	Contractual Maturities of Investment Securities
	December 31, 2008
	(Dollars in thousands)
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Available-For-Sale Securities
U.S. government agency securities	$—	0.00%	$2,822	4.18%	$11,930	5.46%	$17,373	5.53%	$32,125	5.39%
U.S. government agency CMOs & PCMOs (1)	—	0.00%	—	0.00%	—	0.00%	8,596	8.90%	8,596	8.90%
U.S. government agency MBS (1)	—	0.00%	—	0.00%	—	0.00%	8,594	5.18%	8,594	5.18%
Municipal securities (2)	—	0.00%	322	4.23%	858	5.99%	17,508	5.99%	18,688	5.96%
Other securities	—	0.00%	—	0.00%	—	0.00%	5,305	4.45%	5,305	4.45%

Total Available-For-Sale Securities (3)	$—	0.00%	$3,144	4.19%	$12,788	5.50%	$57,376	4.69%	$73,308	4.81%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

(3)	We do not have any held-to-maturity securities as of December 31, 2008.
      Fannie Mae and Freddie Mac preferred stock and Auction Rate Securities. In all periods presented, Bankshares did not have any holdings in Fannie Mae or Freddie Mac preferred stocks or auction rate securities (ARS). Bankshares has never held Fannie Mae or Freddie Mac preferred stock or ARS securities.
Non-Interest Income
     The following table highlights the major components of non-interest income for the periods referenced:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Insurance commissions	$3,084	$3,294	$1,618	$103	$—
Deposit account service charges	272	275	240	171	205
Gain on loan sales	152	1,059	4,110	2,997	5,362
Net gain (loss) on sale of securities	(46)	50	(140)	(21)	346
Trading activity and fair value adjustments	(2,328)	(2,672)	—	—	51
Other	132	199	199	264	217

Total	$1,266	$2,205	$6,027	$3,514	$6,181

     Our primary source of non-interest income is insurance commissions. Commission revenues were $3.1 million for the year ended December 31, 2008, a decrease of $210 thousand from the year ended December 31, 2007. The insurance market has become very soft, with insurance rates and commissions falling to a lower level per transaction. Commission revenues added $3.3 million for the year ended December 31, 2007, an increase of $1.7 million over the year ended December 31, 2006. The significant change between 2006 and 2007 insurance commissions is directly related to the timing of Battlefield and FIG acquisitions.
     Another source of non-interest income is gains on the sale of residential mortgage loans. For December 31, 2008 gains from sales of mortgage loans through our mortgage division, ABMD, were $152 thousand compared to $1.1 million for the year ended December 31, 2007. In 2008, ABMD has become a more customer service oriented business with two staff people as compared to 2007, when we had a larger staff and production office. In 2006 gains on the sale of residential mortgage loans were $4.1 million and were earned through AHF. In December 2006, Bankshares determined to restructure and eliminate the mortgage banking operations conducted by AHF.
     In the year ended December 31, 2008, we had a net loss of $46 thousand on the sale of investment securities. This represents a decrease of $96 thousand from the 2007 level net gain of $50 thousand. The net loss on the sale of investment securities for 2006 was $140 thousand.
     In connection with our repositioning of our balance sheet in 2007, the items accounted for under SFAS No. 159 have generated a net loss for Bankshares. The bulk of the loss is the mark-to-market adjustments on liabilities. As Bankshares has downsized the total balance sheet, there has been a mismatch between assets and liabilities, which caused more volatility in the financial results than expected. To correct this imbalance, we prepaid $40.0 million in FHLB advances in the first quarter of 2008. In addition, we had maturities of fair value liabilities of $128.9 million in 2008. For the year ended 2008, the net loss on trading activity and fair value adjustments was $2.3 million, compared to $2.7 million for the year ended 2007. We continue to rebalance our fair value assets and liabilities in an attempt to provide a better correlation to the fair value movements.
     Routine banking fees such as account maintenance, insufficient funds, online banking, stop payment, and wire transfer fees amounted to $272 thousand, $275 thousand and $240 thousand, for each of the years ended December 31, 2008, 2007 and 2006, respectively. Our other non-interest income is predominately from ATM fees and investment management fees.
Non-Interest Expense
     Non-interest expense for the year ended December 31, 2008 amounted to $22.8 million, compared to the 2007 level of $18.4 million. The largest component of non-interest expense is salary and benefits expense. The expense for the year ended December 31, 2008 was $9.0 million, compared to the December 31, 2007 level of $8.9 million. A key component of total salary and benefits expense was the personnel expenses for AIA which were $1.8 million for the year ended December 31, 2008 compared to $1.6 million for the year ended December 31, 2007. Occupancy and furniture and equipment costs were $3.2 million in 2008 compared to the 2007 level of $3.1 million. These increases are attributable to the opening of the Annandale branch in 2008 and costs associated with management’s decision not to pursue our proposed banking presence in the Fredericksburg market.

     OREO expense was $4.0 million for the year ended December 31, 2008 compared to $60 thousand for the year ended December 31, 2007. This increase is primarily due to write downs on ten various OREO properties totaling $3.1 million. Direct expenses for OREO in the year ended 2008 were $879 thousand. The majority of the direct OREO costs for 2008 were: repairs and maintenance, which were $356 thousand; legal fees, which were $233 thousand; and taxes, which were $137 thousand. The remaining expenses pertain to appraisal fees, insurance and utilities and basic operating expenses associated with the respective OREO properties.
     Other operating expenses amounted to $6.7 million in 2008, compared to $6.4 million in 2007. The increase in other operating expense is related to an impairment write down of $300 thousand for the insurance companies.
     Non-interest expense for 2007 amounted to $18.4 million, compared to the 2006 level of $19.4 million. Salary and benefits expenses in 2007 were $8.9 million, or $1.3 million lower than the 2006 level of $10.2 million. Total salary and benefits expense for ABMD amounted to $737 thousand for the year ended December 31, 2007 compared to $3.8 million for AHF for the year ended December 31, 2006. Total salary and benefits expense for AIA was $1.6 million for the year ended December 31, 2007. Other operating expenses amounted to $6.4 million in 2007, compared to $5.9 million in 2006. Other operating expenses increased due to increased marketing efforts and professional fees. In addition, approximately $75 thousand of additional occupancy, furniture and other expenses related to winding down AHF occurred in 2007. The subleasing of both AHF offices was completed in April 2007 with tenant occupancy occurring in May 2007. One tenant defaulted on the sublease in the fourth quarter of 2007 and the lease was assigned to a new subtenant in March 2008.
     The components of other operating expenses for the periods referenced were as follows:

	Other Operating Expense
	Year Ended December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Business development	$671	$774	$814	$702	$605
Office expense	848	961	1,372	1,062	767
Bank operations expense	1,200	1,156	1,063	977	920
Data processing	796	723	567	508	346
Professional fees	1,057	1,046	975	798	800
Intangible amortization	336	318	166	—	—
Goodwill impairment	300	—	—	—	—
Other	1,450	1,380	978	851	671

Total Other Operating Expense	$6,658	$6,358	$5,935	$4,898	$4,109

	OREO Expense
	2008	2007	2006	2005	2004

OREO Expense	$3,989	$60	$—	$—	$—

     Fredericksburg Business Initiative. Several years ago, the board and management made a strategic decision to pursue the Fredericksburg market. Our initial entry into the market was through the establishment of a loan production office (LPO) and an acquisition of a local insurance agency. We had also secured leases on two prospective bank branch locations. Due to the economic environment, we have made a business decision to re-tool the Fredericksburg initiative. We are seeking to sublease the LPO and the two banking locations. The Bank is obligated for lease payments for three leases until a sublease is entered into by the Bank and another party. We plan to maintain the FIG insurance operation in its present form at this time.
Income Taxes
     We recorded an income tax benefit of $4.9 million in 2008 compared to an income tax benefit of $1.7 million in 2007. Our effective tax rates were 35.0% for the year ended December 31, 2008 and 36.9% for the year ended December 31, 2007.
Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high-quality customer service and using technology to deliver deposit services effectively. At December 31, 2008, the deposit portfolio was $428.7 million, an increase of $63.4 million compared to the December 31, 2007 level of $365.3 million.
     We have made a special effort to obtain deposits from title and mortgage loan closing companies, which generally provide a good source of non-interest bearing deposits. We have developed products and services using available technology that meet the needs of these customers. The balances on deposit with us tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits or a key portion our basic funding for the organization. These deposits are subject to significant reduction during slower real estate markets, as evidenced in 2007 and 2008. In late 2008, we experienced a modest increase in our deposits in the title and mortgage loan closing market niche as minor improvements in the housing market occurred (both refinancings and purchases).
     As the business activity changes, and particularly if average title and mortgage loan closing deposits continue to decline, we will use wholesale or brokered deposits. We use these funding tools to offset funding gaps as necessary. In addition, to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. We have sold and will in the future sell trading and investment securities as a source of liquidity.

     Some of our wholesale brokered deposits are accounted for on a cost basis; others are accounted for on a fair value basis. As of December 31, 2008 and December 31, 2007, we had $183.3 million and $25.0 million, respectively, of wholesale brokered deposits accounted for on a cost basis. This type of funding is a tool to support the growth of the Bank and liquidity needs. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker.
     As of December 31, 2008 and December 31, 2007, we had $24.2 million and $110.7 million, respectively, of wholesale brokered deposits accounted for on a fair value basis. As of December 31, 2008, we had a reduction of $86.5 million in the amount of fair value basis wholesale brokered deposits compared to December 31, 2007. As fair value deposits matured, management made a decision on future transactions to weight more of the brokered deposits towards a cost basis of accounting to achieve a better balance between fair value liabilities and fair value assets.
     At December 31, 2007, deposits were $365.3 million, a decrease of $106.0 million from the December 31, 2006 level of $471.3 million. As of December 31, 2007, we had $135.3 million of wholesale brokered deposits, $110.7 million of which were accounted for at fair value. As of December 31, 2006, we had $112.6 million of brokered deposits, all of which were accounted for at cost. The brokered deposit market has proven to be a reliable source of funding but as with any deposit product, we have potential risk for non-renewal by the customer and/or broker.
     In 2007 and 2006, we obtained brokered deposits under a state government program for community banks. In the past, we have had $10.0 million of brokered deposits under this program. As of December 31, 2008, we did not have brokered deposits under this program.
     The following table details the average amount of, and the average rate paid on, the following primary deposit categories for the periods indicated:

	Average Deposits and Average Rates Paid
	Years Ended December 31,
	2008			2007			2006
	Average			Average			Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-bearing liabilities:
Interest-bearing demand deposits	$31,366	$550	1.75%	$32,559	$693	2.13%	$38,330	$617	1.61%
Money market deposit accounts	29,293	760	2.59%	28,259	1,160	4.10%	22,898	688	3.00%
Savings accounts	3,522	29	0.82%	4,218	56	1.33%	4,217	67	1.59%
Time deposits	259,280	11,864	4.58%	208,431	10,398	4.99%	201,030	9,049	4.50%

Total interest-bearing deposits	323,461	$13,203	4.08%	273,467	$12,307	4.50%	266,475	$10,421	3.91%

Non-interest bearing deposits	65,109			82,785			132,972

Total deposits	$388,570			$356,252			$399,447

     The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2008:

	Certificates of Deposit Maturity Distribution
	December 31, 2008
	Three Months	Three Months to	Over
	or Less	Twelve Months	Twelve Months	Total
	(Dollars in thousands)
Certificates of deposit:
Less than $100,000	$40,655	$153,653	$60,198	$254,506
Greater than or equal to $100,000	2,451	22,417	11,408	36,276

Total	$43,106	$176,070	$71,606	$290,782

Capital
     Both Bankshares and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $37.2 million as of December 31, 2008 compared to the December 31, 2007 level of $45.7 million. The change in equity is primarily attributable to our net loss for 2008 of $9.0 million. Book value per common share was $7.28 as of December 31, 2008 compared to $8.96 as of December 31, 2007. Tangible book value per share was $6.12 on December 31, 2008 compared to $7.71 on December 31, 2007. The net unrealized loss on available-for-sale securities amounted to $4 thousand, net of tax as of December 31, 2008, compared to a net unrealized loss on available-for-sale securities of $176 thousand, net of tax as of December 31, 2007.
     On May 15, 2007, a stock buyback program was approved with an expiration date of May 14, 2008. In 2007, the program was expanded twice to allow for the purchase of up to 555,000 shares of common stock. The full program was executed in 2007. All 555,000 shares were repurchased in 2007 at an average price per share of $12.06.
     Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. It is our current policy to retain earnings to support future organizational growth; however from time to time the Board of Directors may declare stock splits in the form of stock dividends. On May 25, 2006, the Board of Directors of Bankshares declared a three-for-twenty stock split in the form of a 15% stock dividend. Each shareholder received three additional shares for every twenty shares of stock held on the record date. The stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006.

     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Securities of Subsidiary Trust.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2008 was 5.15%.
     A portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At December 31, 2008, 2007 and 2006, the entire amount was considered Tier 1 capital.
     Bankshares is considered “well capitalized” as of December 31, 2008, 2007 and 2006. The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis
	December 31,
	2008	2007	2006
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$20,427	$20,427	$22,206
Capital surplus	25,364	25,082	29,126
Retained earnings (deficit)	(8,620)	400	5,987
Less: disallowed assets	(5,900)	(6,338)	(5,389)
Add: Qualifying Trust Preferred Securities	10,000	10,000	10,000

Total Tier 1 capital	41,271	49,571	61,930

Tier 2 Capital:
Qualifying allowance for loan losses	5,359	5,246	4,377

Total Tier 2 capital	5,359	5,246	4,377

Total Risk Based Capital	$46,630	$54,817	$66,307

Risk weighted assets	$424,040	$424,040	$443,344

Quarterly average assets	$549,454	$549,454	$636,293

		December 31,		Regulatory
	2008	2007	2006	Minimum

Capital Ratios:
Tier 1 risk based capital ratio	9.6%	11.7%	14.0%	4.0%
Total risk based capital ratio	10.9%	12.9%	15.0%	8.0%
Leverage ratio	7.6%	9.0%	9.7%	4.0%

Purchased Funds and Other Borrowings
     Purchased funds and other borrowings include repurchase agreements (repos) (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up from the following two categories: customer repos and outstanding federal funds sold. Customer repos amounted to $25.3 million at December 31, 2008, compared to $24.3 million at December 31, 2007 and $43.3 million at December 31, 2006. Outstanding federal funds purchased were $15.0 million, $13.8 million and $9.4 million at December 31, 2008, December 31, 2007, and December 31, 2006, respectively.
     Customer repos are standard repurchase agreement transactions that involve a Bank customer instead of wholesale banks and brokers. We offer this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the FDIC deposit insurance limits or as part of a series of cash management products. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not have any open repos with broker dealers.
     The FHLB is a key source of funding for the organization. During the periods presented we have used overnight advances (daily rate credit) to support our short-term liquidity needs. On a longer term basis, we use FHLB advances to augment our funding portfolio, some of which are accounted for on a fair value basis, and some of which are accounted for on a cost basis.
     As of December 31, 2008 and December 31, 2007, we had FHLB long-term advances accounted for on a fair value basis of $26.4 million and $76.6 million, respectively. These advances mature at varying dates through early 2021. During the first quarter of 2008, we prepaid two of our fair value long-term advances, totaling $40.0 million with an effective interest rate of 4.52%. The weighted average interest rates on long-term FHLB advances accounted for on a fair value basis was 1.42% and 4.33% as of December 31, 2008 and December 31, 2007, respectively.

     As of December 31, 2008, Bankshares had a single FHLB long-term advance accounted for on a cost basis. This $25.0 million long-term advance matures in 2012 and has an effective interest rate of 2.21%. There were no FHLB long-term advances accounted for on a cost basis as of December 31, 2007, compared to three long-term advances totaling $50.0 million as of December 31, 2006, with interest rates ranging from 3.94% to 4.62% and maturities ranging from 2008 to 2021.
     Trading Liabilities Classified as Level 3. During the third quarter of 2008 and throughout the fourth quarter of 2008, the investment and debt markets were acting in a very distressed and dysfunctional manner. In evaluating the fair value of funding instruments, we determined that the typical valuation techniques did not take into account the distressed and dysfunctional markets. As such, we considered other factors such as typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of December 31, 2008, we concluded that the fair value of the long-term FHLB advance was $26.4 million or a liability of $1.4 million greater than the par value of the instrument or $25.0 million.
Liquidity
     Our overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our liquidity is impacted by the general growth of the Bank, the growth of AIA, title company balances, the national and local mortgage refinance market, and the trading and investment portfolios. We use a variety of tools to manage our liquidity. These include pricing on loans and deposits, purchase or sale of investments, brokered deposits, the sale or participation of loans, and rates and fees on home mortgages. In addition, we have a variety of credit facilities at our disposal. Our funding department monitors our overall position daily. We can and will draw upon federal funds lines with correspondent banks, draw upon reverse repurchase agreement lines with correspondent banks and use FHLB advances. Our deposit customers frequently have lower deposit balances in the middle of the month. The deposit balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our overall balance sheet growth.
     We provide temporary funding on presold loans originated by ABMD. The liquidity requirements vary based upon market and economic conditions. The funds advanced on this line allow us to originate and hold mortgages until they are sold to third party investors. In 2008, advances for ABMD averaged $822 thousand, compared to advances averaging $7.9 million in 2007. Our liquidity in the future will be impacted by ABMD.

     An analysis of the purchased funds distribution is presented below for the periods indicated:
Purchased Funds Distribution

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
At Period End
FHLB long-term advances, at fair value	$26,361	$76,615	$—
FHLB long-term advances	25,000	—	50,000
Customer repos	25,255	24,255	43,306
Purchased funds and other borrowings	15,456	13,948	9,891

Total at period end	$92,072	$114,818	$103,197

Average Balances
FHLB long-term advances, at fair value	$35,265	$72,524	$—
FHLB long-term advances	21,516	—	39,463
Customer repos	26,341	31,463	32,340
Purchased funds and other borrowings	34,791	66,136	91,644

Total average balance	$117,913	$170,123	$163,447

Average rate paid on all borrowed funds, end of period	1.82%	4.37%	4.41%

Average rate paid on all borrowed funds, during the period	2.98%	5.04%	4.96%

Maximum outstanding during period	$108,827	$164,140	$134,990

Return on Average Assets and Average Equity
     The ratio of net income to average equity and average assets and certain other ratios are as follows:
Return on Average Assets and Return on Average Equity

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Average total assets	$551,853	$580,947	$620,005

Average stockholders’ equity	$42,377	$52,723	$51,179

Net income (loss)	$(9,020)	$(2,844)	$4,479

Cash dividends declared	$—	$—	$—

Return on average assets	-1.63%	-0.49%	0.72%

Return on average stockholders’ equity	-21.29%	-5.39%	8.75%

Average stockholders’ equity to average total assets	7.68%	9.08%	8.25%

Off-Balance Sheet Activities
     Bankshares, Bank, ABMD and AIA enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the overall liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 19 of the Notes to Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. With the exception of these off-balance sheet arrangements, and Bankshares’ obligations in connection with its Trust Preferred Securities, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
     For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 2 of the Notes to Consolidated Financial Statements contained herein.
Quarterly Financial Results
     The following tables list quarterly financial results for the years ended December 31, 2008 and 2007:

	Quarterly Data
	2008
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)
Interest income	$6,921	$7,164	$7,297	$7,695
Interest expense	4,099	3,954	4,142	4,526

Net interest income	2,822	3,210	3,155	3,169
Provision for loan losses	1,364	2,200	610	550

Net interest income after provision for loan losses	1,458	1,010	2,545	2,619
Non interest income	925	601	1,049	(1,309)
Non interest expense	7,702	5,262	5,343	4,464

(Loss) before income taxes	(5,319)	(3,651)	(1,749)	(3,154)
Provision (benefit) for income taxes	(1,836)	(1,280)	(661)	(1,076)

Net (loss)	$(3,483)	$(2,371)	$(1,088)	$(2,078)

Loss per share, basic	$(0.68)	$(0.46)	$(0.21)	$(0.41)

Loss per share, diluted	$(0.68)	$(0.46)	$(0.21)	$(0.41)

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)
Interest income	$8,890	$9,662	$9,761	$10,039
Interest expense	5,248	5,125	5,201	5,306

Net interest income	3,642	4,537	4,560	4,733
Provision for loan losses	4,704	235	580	305

Net interest income (loss) after provision for loan losses	(1,062)	4,302	3,980	4,428
Non interest income	(403)	203	471	1,934
Non interest expense	5,008	4,259	4,494	4,599

Income (loss) before income taxes	(6,473)	246	(43)	1,763
Provision (benefit) for income taxes	(2,221)	49	(47)	556

Net income (loss)	$(4,252)	$197	$4	$1,207

Earnings (loss) per share, basic	$(0.83)	$0.04	$—	$0.22

Earnings (loss) per share, diluted	$(0.83)	$0.04	$—	$0.21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     ALM Risk Management. We engage a consulting firm to model our short-term and long-term interest rate risk profile. The model includes basic business assumptions, interest rates, repricing information and other relevant market data to necessary to project our interest rate risk. The Board of Directors has established interest rate risk limits for both short-term and long-term interest rate exposure. On a periodic basis, management reports to the Board of Directors on our base interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks.
     Net Interest Income Sensitivity (Short-term interest rate risk). Bankshares’ ALM process evaluates the effect of upward and downward changes in market interest rates on future net interest income. This analysis involves shocking the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of Bankshares’ shorter-term interest rate risk. This analysis is accomplished by assuming a static balance sheet over a period of time with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under various rate scenarios. These assumptions include prepayments, the sensitivity of non-maturity deposit rates, and other factors deemed significant by Bankshares.
     The ALM model results for December 31, 2008 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to decrease over the next twelve months by -0.2%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by -2.9%.
     Economic Value of Equity (Long-term interest rate risk). The economic value of equity process models the cashflows of financial instruments to maturity. The model incorporates growth and pricing assumptions to develop a baseline EVE. The interest rates used in the model are then shocked for an immediate increase or decrease in interest rates. The results of the shocked model are compared to the baseline results to determine the percentage change in EVE under the various scenarios. The resulting percentage change in EVE is an indication of the longer term repricing risk and options embedded in the balance sheet.
     The table below shows as of December 31, 2008 and 2007 ALM model results under various interest rate shocks:

	December 31, 2008		December 31, 2007
Interest Rate Shocks	NII	EVE	NII	EVE
-200 bp	-8.4%	8.1%	-13.8%	5.9%
-100 bp	-2.9%	4.6%	-7.0%	2.9%
+100 bp	-.2%	-7.6%	7.0%	-4.2%
+200 bp	-.4%	-13.8%	14.0%	-7.1%
All results above are within Bankshares current interest rate risk policy guidelines.
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $120.8 million, or 21.1% of total assets, at December 31, 2008. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short-term and long-term interest rate exposure. As an example, $115.2 million of the investment and trading securities at December 31, 2008 are classified as greater than five years due to the contractual maturity of the instruments. Investment and trading securities are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $115.2 million of investment and trading securities as the “within three month” category, which further suggests a more balanced short-term interest rate position for Bankshares.

     The following table reflects our December 31, 2008 “static” interest rate gap position:

	December 31, 2008
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$6,340	$66,963	$73,303
Trading securities	34,386	—	—	48,198	82,584
Loans held for sale	347	—	—	—	347
Loans	121,625	50,420	123,758	68,101	363,904
Interest-bearing deposits	100	—	—	—	100
Federal funds sold	5,050	—	—	—	5,050

Total interest earning assets	161,508	50,420	130,098	183,262	525,288

Interest-bearing liabilities:
Interest-bearing demand deposits	41,392	—	—	—	41,392
Money market deposit accounts	17,673	—	—	—	17,673
Savings accounts & IRAs	3,429	—	—	—	3,429
Time deposits, at fair value	14,747	—	9,433	—	24,180
Time deposits	28,360	176,068	56,998	5,176	266,602

Total interest-bearing deposits	105,601	176,068	66,431	5,176	353,276

FHLB long term advances, at fair value	—	—	—	26,361	26,361
FHLB long term advances	—	—	25,000	—	25,000
Customer repurchase agreements	25,255	—	—	—	25,255
Other borrowings	15,456	—	—	—	15,456
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	156,622	176,068	91,431	31,537	455,658

Period Gap	$4,886	$(125,648)	$38,667	$151,725	$69,630

Cumulative Gap	$4,886	$(120,762)	$(82,095)	$69,630	$69,630

Cumulative Gap / Total Assets	0.9%	-21.1%	-14.3%	12.2%	12.2%

     Interest Rate Risk Management Summary. As part of our interest rate risk management, we typically use the trading, investment portfolios and our wholesale funding instruments to balance our interest rate exposure. There is no guarantee that the risk management techniques and balance sheet management strategies we employ will be effective in periods of rapid rate movements or extremely volatile periods. We believe our strategies are prudent and within our policy guidelines in the base case of our modeling efforts as of December 31, 2008.

Item 8. Financial Statements and Supplementary Data
Alliance Bankshares Corporation
Consolidated Financial Statements
For the Years Ended December 31, 2008, 2007 and 2006
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Alliance Bankshares Corporation
Chantilly, Virginia
We have audited the accompanying consolidated balance sheets of Alliance Bankshares Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bankshares Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of Alliance Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express and opinion thereon.
Winchester, Virginia
April 14, 2009

Alliance Bankshares Corporation
Consolidated Balance Sheets
December 31, 2008 and 2007

(Dollars in thousands)	2008	2007
ASSETS

Cash and due from banks	$12,205	$10,121
Federal funds sold	5,050	1,256
Trading securities, at fair value	82,584	84,950
Investment securities available-for-sale, at fair value	73,303	26,128
Loans held for sale	347	1,925
Loans, net of allowance for loan losses of $5,751 and $6,411	361,620	391,813
Premises and equipment, net	1,888	2,106
Other real estate owned	11,749	4,277
Goodwill and intangibles	5,900	6,338
Accrued interest and other assets	18,203	12,348

TOTAL ASSETS	$572,849	$541,262

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$75,448	$66,152
Savings and NOW deposits	44,821	42,603
Money market deposits	17,673	34,045
Time deposits ($24,180 and $110,665 at fair value)	290,782	222,464

Total deposits	428,724	365,264

Repurchase agreements, federal funds purchased and other borrowings	40,711	38,203
Federal Home Loan Bank advances ($26,361 and $76,615 at fair value)	51,361	76,615
Trust Preferred Capital Notes	10,310	10,310
Other liabilities	4,576	5,137
Commitments and contingent liabilities	—	—

Total liabilities	535,682	495,529

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,106,819 shares issued and outstanding at December 31, 2008 and 2007	20,427	20,427
Capital surplus	25,364	25,082
Retained earnings (deficit)	(8,620)	400
Accumulated other comprehensive (loss), net	(4)	(176)

Total stockholders’ equity	37,167	45,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$572,849	$541,262

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share amounts)	2008	2007	2006
INTEREST INCOME:
Loans	$23,595	$30,736	$29,458
Investment securities	1,292	1,326	9,614
Trading securities	4,040	6,101	—
Federal funds sold	150	189	503

Total interest income	29,077	38,352	39,575

INTEREST EXPENSE:
Savings and NOW deposits	579	749	684
Time deposits	11,864	10,398	9,049
Money market deposits	760	1,160	688
Repurchase agreements, federal funds purchased and other borrowings	2,006	5,394	6,510
FHLB advances	1,512	3,179	1,591

Total interest expense	16,721	20,880	18,522

Net interest income	12,356	17,472	21,053

Provision for loan losses	4,724	5,824	1,020

Net interest income after provision for loan losses	7,632	11,648	20,033

OTHER INCOME:
Deposit account service charges	272	275	240
Gain on sale of loans	152	1,059	4,110
Insurance commissions	3,084	3,294	1,618
Net gain (loss) on sale of available-for-sale securities	(46)	50	(140)
Trading activity and fair value adjustments	(2,328)	(2,672)	—
Other operating income	132	199	199

Total other income	1,266	2,205	6,027

OTHER EXPENSES:
Salaries and employee benefits	8,968	8,870	10,248
Occupancy expense	2,172	2,059	1,950
Equipment expense	984	1,013	1,289
Other Real Estate Owned expense	3,989	60	—
Operating expenses	6,658	6,358	5,935

Total other expenses	22,771	18,360	19,422

INCOME (LOSS) BEFORE INCOME TAXES	(13,873)	(4,507)	6,638

Income tax expense (benefit)	(4,853)	(1,663)	2,159

NET INCOME (LOSS)	$(9,020)	$(2,844)	$4,479

Net income (loss) per common share, basic	$(1.77)	$(0.53)	$0.81

Net income (loss) per common share, diluted	$(1.77)	$(0.53)	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006

				Accumulated		Total
			Retained	Other	Comprehensive	Stock-
	Common	Capital	Earnings	Comprehensive	Income	holders’
(Dollars in thousands)	Stock	Surplus	(Deficit)	(Loss)	(Loss)	Equity
BALANCE, DECEMBER 31, 2005	$19,244	$19,955	$13,218	$(3,806)		$48,611
Comprehensive income:
Net income	—	—	4,479	—	$4,479	4,479
Other comprehensive income, net of tax: Unrealized holding gains on securities available-for-sale, net of tax of $531	—	—	—	—	1,032	—
Add: reclassification adjustment, net income taxes of $48	—	—	—	—	92	—

Other comprehensive income, net of tax	—	—	—	1,124	$1,124	1,124

Total comprehensive income	—	—	—	—	$5,603	—

Stock dividend in the form of a three-for-twenty stock split	2,888	8,822	(11,710)	—		—
Stock-based compensation expense	—	274	—	—		274
Exercise of stock options	74	75	—	—		149

BALANCE, DECEMBER 31, 2006	$22,206	$29,126	$5,987	$(2,682)		$54,637
Comprehensive (loss):
Net loss	—	—	(2,844)	—	$(2,844)	(2,844)
Other comprehensive (loss), net of tax: Unrealized holding (losses) on securities available-for-sale, net of tax of $(52)	—	—	—	—	(101)	—
Less: reclassification adjustment, net income taxes of $(17)	—	—	—	—	(33)	—

Other comprehensive (loss), net of tax	—	—	—	(134)	$(134)	(134)

Total comprehensive (loss)	—	—	—	—	$(2,978)	—

Cumulative effect of adoption of	—	—	—	—		—
SFAS No. 159, net of tax	—	—	(2,743)	2,640		(103)
Common stock repurchased	(2,220)	(4,473)	—	—		(6,693)
Stock-based compensation expense	—	282	—	—		282
Issuance of common stock	441	147	—	—		588

BALANCE, DECEMBER 31, 2007	$20,427	$25,082	$400	$(176)		$45,733
Comprehensive (loss):
Net loss	—	—	(9,020)	—	$(9,020)	(9,020)
Other comprehensive income, net of tax: Unrealized holding gains on securities available-for-sale, net of tax of $73	—	—	—	—	142	—
Add: reclassification adjustment, net income taxes of $16	—	—	—	—	30	—

Other comprehensive income, net of tax	—	—	—	172	$172	172

Total comprehensive (loss)	—	—	—	—	$(8,848)	—

Stock-based compensation expense	—	282	—	—		282

BALANCE, DECEMBER 31, 2008	$20,427	$25,364	$(8,620)	$(4)		$37,167

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,020)	$(2,844)	$4,479
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,869	1,438	1,027
Disposal of fixed assets	20	124	563
Provision for loan losses	4,724	5,824	1,020
Losses on Other Real Estate Owned	3,110	—	—
Origination of loans held for sale	(14,112)	(56,263)	(199,559)
Proceeds from sale of loans held for sale	15,842	73,931	191,071
Gain on sale of loans	(152)	(1,059)	(4,110)
Stock-based compensation expense	282	282	274
Impairment of goodwill	300	—	—
Loss on sale of other assets	—	21	—
Net loss (gain) on sale of securities available-for-sale	46	(50)	140
Trading activity and fair value adjustments	2,328	2,672	—
Deferred tax expense (benefit)	2,637	(1,579)	(404)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(8,779)	(6,994)	(3,600)
Other liabilities	(561)	243	1,597

Net cash provided by (used in) operating activities	(1,466)	15,746	(7,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(3,794)	10,471	25,795
Proceeds from maturity of securities held-to-maturity	—	100	—
Purchase of securities available-for-sale	(54,623)	(4,916)	(17,886)
Proceeds from sale of securities available-for-sale	7,370	9,888	22,842
Paydowns on securities available-for-sale	13	—	24,366
Net change in trading securities	621	84,239	—
Net change in restricted stock	486	(1,062)	(264)
Net decrease (increase) in loan portfolio	7,763	(23,338)	(74,513)
Proceeds from sale of other assets	—	338	—
Proceeds from sale of Other Real Estate Owned	8,039	—	—
Capital improvements on Other Real Estate Owned	(915)	—	—
Purchase of premises and equipment	(649)	(656)	(1,556)

Net cash provided by (used in) investing activities	(35,689)	75,064	(21,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	9,296	(92,576)	(27,149)
Savings and NOW deposits	2,218	(8,042)	(1,590)
Money market deposits	(16,372)	14,656	(5,033)
Time deposits	68,305	(20,546)	43,927
Repurchase agreements, federal funds purchased and other borrowings	2,508	(14,994)	(4,892)
FHLB advances	(26,716)	25,000	20,000
Proceeds from common stock issuance	—	588	149
Common stock repurchased	—	(6,693)	—

Net cash provided by (used in) financing activities	39,239	(102,607)	25,412

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,084	(11,797)	(3,306)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,121	21,918	25,224

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,205	$10,121	$21,918

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

In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originated residential mortgages for subsequent sale. AHF did not maintain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced it would restructure its mortgage banking operations conducted by AHF and create a division within the Bank. As a result, Alliance Bank Mortgage Division (ABMD) was created. ABMD is a small, self contained unit servicing bank clients and some additional third party business.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Use of estimates — In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill, fair value of financial assets and liabilities, deferred income taxes and other real estate owned.

Cash and cash equivalents — For the purposes of the consolidated Statements of Cash Flows, Bankshares has defined cash and cash equivalents as those amounts included in the balance sheet caption “Cash and due from banks.”

Trading activities — Bankshares engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading securities account at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income.

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

Fair value accounting — Bankshares elected to adopt the provisions of Statement of Financial Accounting Standards No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159) effective January 1, 2007. Upon adoption of SFAS No. 159, we were also required to adopt Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for fair value measurements. Additionally, SFAS No. 157 amended SFAS No. 107, Disclosure about Fair Value of Financial Instruments (SFAS No. 107), and, as such, we follow SFAS No. 157 in determination of SFAS No. 107, fair value disclosure amounts.

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

Loans Held For Sale — Loans originated by ABMD are designated as held for sale at the time of their origination. These loans are generally pre-sold with servicing released and ABMD does not retain any interest or obligation after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). In addition, ABMD requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Gains on sale of loans are recognized as loans are shipped to the investor. In the year ending December 31, 2006, these processes were conducted by AHF.

Rate lock commitments — ABMD enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. As of December 31, 2008, 2007 and 2006, the impact was not material.

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

The general allowance is determined by aggregating un-criticized loans (non-classified loans) by loan type based on common purpose, collateral, repayment source or other credit characteristics. We then apply allowance factors which in the judgment of management are appropriate for each loan type. In determining those factors, we consider the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) the experience and depth of the borrowers’ management, (6) national and local economic trends, (7) concentrations of credit by individual credit size and by class of loans, (8) quality of loan review system and (9) the effect of external factors (e.g., competition and regulatory requirements). This is the largest component of the overall allowance.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Foreclosed assets — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.
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
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.
Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.
Repurchase agreements — The Bank routinely enters into repurchase agreements with customers. As part of the repurchase agreements, the Bank uses marketable investment securities from its investment portfolio as collateral for the customer agreements. The repurchase agreements bear interest at a market rate.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Stock-based compensation — In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No.123R). SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
Included within salaries and employee benefits expense for the years ended December 31, 2008 and December 31, 2007 is $282 thousand of stock-based compensation. As of December 31, 2008 and December 31, 2007, there was $612 thousand and $651 thousand, respectively, of total unrecognized compensation expense, related to stock options, which will be recognized over the remaining requisite service period.
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
Earnings (loss) per share — Basic earnings (loss) per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Bankshares relate solely to outstanding stock options and are determined using the treasury method.
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
Advertising and marketing expense — Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the years ended December 31, 2008, 2007 and 2006 were $238 thousand, $284 thousand and $372 thousand, respectively.
Reclassifications — Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Recent Account Pronouncements — In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption available in certain circumstances. Bankshares adopted SFAS No. 159 effective January 1, 2007.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS No. 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. Bankshares does not expect the implementation of SFAS No. 141(R) to have a material impact on its consolidated financial statements, at this time.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (SFAS No. 160). The Standard will significantly change the financial accounting and reporting of noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008, with early adoption prohibited. Bankshares does not expect the implementation of SFAS No. 160 to have a material impact on its consolidated financial statements, at this time.
In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB No. 109). SAB No. 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SEC registrants are expected to apply the views in Question 1 of SAB No. 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Implementation of SAB No. 109 did not have a material impact on Bankshares consolidated financial statements.
In December 2007, the SEC issued SAB No. 110, Use of a Simplified Method in Developing Expected Term of Share Options (SAB No. 110). SAB No. 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in SAB No. 107 for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. The staff noted that it understands that detailed information about employee exercise patterns may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Implementation of SAB No. 110 did not have a material impact on Bankshares’ consolidated financial statements.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133 (SFAS No. 161). SFAS No. 161 requires that an entity provide enhanced disclosures related to derivative and hedging activities. SFAS No. 161 is effective for Bankshares on January 1, 2009.
In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R). FSP No. 142-3 is effective for Bankshares on January 1, 2009, and applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The adoption of FSP No. 142-3 is not expected to have a material impact on Bankshares’ consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principle. Management does not expect the adoption of the provision of SFAS No. 162 to have any impact on the consolidated financial statements.
In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 require a seller of credit derivatives to disclose information about its credit derivatives and hybrid instruments that have embedded credit derivatives to enable users of financial statements to assess their potential effect on its financial position, financial performance and cash flows. The disclosures required by FSP 133-1 and FIN 45-4 will be effective for Bankshares on December 31, 2008 and is not expected to have a material impact on the consolidated financial statements.
In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have material impact on Bankshares’ consolidated financial statements.
In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP No. FAS 140-4 and FIN 46 (R)-8). FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interest in variable interest entities, adoption of the FSP will not affect Bankshares financial condition, results of operations or cash flows.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
In January 2009, the FASB reached a consensus on EITF Issue 99-20-1. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. The FSP was effective as of December 31, 2008 and did not have a material impact on the consolidated financial statements.
3.	FAIR VALUE ASSETS AND LIABILITIES (FVO)
As a result of electing to record trading securities, brokered certificates of deposit and certain long-term Federal Home Loan Bank of Atlanta (FHLB) advances at fair value pursuant to the provisions of SFAS No. 159 as of January 1, 2007, Bankshares recorded the following adjustment to opening retained earnings:

	As of January 1,	Net Decrease to	As of January 1,
	2007 prior to	Retained Earnings	2007 after
	Adoption of FVO	Upon Adoption	Adoption of FVO

Trading securities	$174,682	$(4,135)	$170,547
Interest-bearing deposits (brokered certificates of deposit)	112,559	(165)	112,394
FHLB advances	50,000	214	50,214

Pre-tax cumulative effect of adopting fair value option		(4,086)
Increase in deferred tax asset		1,343

Cumulative effect of adopting fair value option		$(2,743)

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The following table outlines the fair value position of assets and liabilities accounted for under SFAS No. 159 as of December 31, 2008:

					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	2008
	Value	(Level 1)	(Level 2)	(Level 3)	Results

Trading securities	$82,584	$—	$46,637	$35,947	$(853)
Interest-bearing deposits (brokered certificates of deposit)	24,180	—	24,180	—	(13)
FHLB advances	26,361	—	—	26,361	(1,462)

					$(2,328)

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Trading Securities	FHLB Advances
Beginning balance, September 30, 2008	$40,292	$26,111
Transfers into Level 3	—	—
Sales, maturities or calls	(5,000)	—
Realized gains (losses)	655	250
Purchases	—	—

Ending balance, December 31, 2008	$35,947	$26,361

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the period (above) are reported in trading revenues and in other revenues as follows:

Trading
Revenues
Total gains or losses included in earnings (or changes in net assets) for the period (above)	$13

Changes in unrealized gains or losses relating to assets still held at December 31, 2008	$473

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

Bankshares adopted the provisions of SFAS No. 159 effective January 1, 2007. The following table reflects our trading securities and effective yield on the instruments as of December 31, 2008.

	Fair
	Value	Yield

Trading securities:
U.S. government corporations and agencies [1]	$70,333	4.15%
PCMOs	12,251	5.42%

Total trading securities	$82,584	4.34%

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The following table reflects our trading securities and effective yield on the instruments as of December 31, 2007.

	Fair
	Value	Yield

Trading securities:
U.S. government corporations and agencies [1]	$64,281	5.79%
PCMOs	20,669	5.33%

Total trading securities	$84,950	5.68%

[1]	Bankshares did not hold any preferred stock of Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Corporation (Freddie Mac) as of the dates stated.
At December 31, 2008 and 2007, trading securities with a carrying value of $79.6 million and $81.9 million, respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank advances, public deposits and for other purposes required or permitted by law. Proceeds from sales and calls of trading securities were $30.8 million and $140.1 million for the years ended December 31, 2008 and 2007, respectively.
5.	INVESTMENT SECURITIES

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2008 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. government corporations and agencies	$32,125	$1,104	$—	$33,229
U.S. government agency CMOs & PCMOs	8,596	516	(3)	9,109
U.S. government agency MBS	8,594	42	(15)	8,621
Municipal securities	18,688	19	(1,668)	17,039
Restricted stocks:
Community Bankers Bank	206	—	—	206
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,898	—	—	3,898

Total	$73,308	$1,681	$(1,686)	$73,303

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2007 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Municipal securities	$20,604	$44	$(310)	$20,338
Restricted stocks:
Community Bankers Bank	55	—	—	55
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	4,534	—	—	4,534

Total	$26,394	$44	$(310)	$26,128

There were no held-to-maturity investments as of December 31, 2008 or 2007.
The amortized cost and fair value of available-for-sale securities as of December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issues may have the right to call or prepay obligations without any penalties. Management expects these securities to prepay or be called prior to their contractual maturity.

	Amortized	Fair
	Cost	Value
Due after one year through five years	$3,144	$3,180
Due after five years through ten years	12,788	13,252
Due after ten years	52,071	51,566
Restricted securities	5,305	5,305

Total	$73,308	$73,303

Proceeds from sales and calls of securities available for sale were $7.4 million, $9.9 million and $22.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Gross gains of $28 thousand, $88 thousand and $16 thousand and gross losses of $74 thousand, $38 thousand and $156 thousand were realized on these sales during 2008, 2007 and 2006, respectively. The tax provision (benefit) applicable to the net realized gain (loss) amounted to ($16) thousand, $17 thousand and ($48) thousand, respectively.
At December 31, 2008 and 2007, available-for-sale securities with a carrying value of $21.8 million and $19.8 million, respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank advances, public deposits and for other purposes required or permitted by law.
The following table is a presentation of the aggregate amount of unrealized loss in investment securities as of December 31, 2008 and 2007. The aggregate is determined by summation of all the related securities that have a continuous loss at year end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of year end.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
2008

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government agency CMOs & PCMOs	$2,513	$(3)	$—	$—	$2,513	$(3)
U.S. government agency MBS	2,009	(15)	—	—	2,009	(15)
Municipal securities	15,151	(1,240)	1,424	(428)	16,575	(1,668)

Total temporarily impaired investment securities:	$19,673	$(1,258)	$1,424	$(428)	$21,097	$(1,686)

There are a total of 35 municipal investment securities that have an unrealized loss as of December 31, 2008. The investment securities are obligations of entities that are excellent credit risks. The impairment noted in the table above is the result of market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
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
2007

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Municipal securities	$11,244	$(262)	$4,227	$(48)	$15,471	$(310)

Total temporarily impaired investment securities:	$11,244	$(262)	$4,227	$(48)	$15,471	$(310)

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
6.	LOANS

Loans are summarized as follows at December 31:

	2008	2007
Real estate:
Residential real estate	$92,764	$78,462
Commercial real estate	154,929	151,017
Construction	71,771	114,305

Total real estate	319,464	343,784
Commercial	44,409	50,736
Consumer	3,498	3,704

Gross loans	367,371	398,224

Less: allowance for loan losses	(5,751)	(6,411)

Net loans	$361,620	$391,813

As of December 31, 2008 and 2007, there were $102 thousand and $195 thousand respectively in checking account overdrafts that were reclassified on the balance sheet as loans.
7.	ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows for the year ended December 31:

	2008	2007	2006
Balance, beginning of year	$6,411	$4,377	$3,422

Provision for loan losses	4,724	5,824	1,020

Loans charged off	(6,014)	(3,847)	(71)
Recoveries of loans charged off	630	57	6

Net charge-offs	(5,384)	(3,790)	(65)

Balance, end of year	$5,751	$6,411	$4,377

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Impaired loans and non-accrual loans are summarized as follows for the year ended December 31:

	2008	2007	2006
Impaired loans without a valuation allowance	$—	$1,310	$183
Impaired loans with a valuation allowance	4,895	18,700	636

Total impaired loans	$4,895	$20,010	$819

Valuation allowance related to impaired loans	$1,148	$2,163	$126

Total loans past due 90 days and still accruing	$90	$—	$—

Average investment in impaired loans	$27,975	$17,752	$632

Interest income recognized on impaired loans	$553	$1,296	$35

Interest income recognized on a cash basis on impaired loans	$553	$1,296	$35

There were no non-accrual loans excluded from impaired loan disclosures as of December 31, 2008, 2007 and 2006. No additional funds are committed to be advanced in connection with impaired loans.
8.	OTHER REAL ESTATE OWNED

The table below reflects Other Real Estate Owned (OREO) as of the periods indicated:

	Year Ended December 31,
	2008	2007
Balance of beginning of year	$4,277	$—

Properties acquired at foreclosure	17,706	4,901
Capital improvements on foreclosed properties	915	6

Sales on foreclosed properties	(8,039)	(630)
Valuation adjustments	(3,110)	—

Balance at end of year	$11,749	$4,277

Expenses applicable to OREO include the following:

	Year Ended December 31,
	2008	2007	2006
Net loss (gain) on sales of OREO	$120	$—	$—
Provision for losses	3,110	—	—
Operating expenses, net of rental income	759	60	—

	$3,989	$60	$—

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
9.	INTANGIBLE ASSETS AND GOODWILL

On November 15, 2005, Alliance Bank Corporation acquired all of the stock of Danaher Insurance Agency, Inc, a Virginia based insurance agency. Upon consummation of the transaction, the agency was renamed, Alliance Insurance Agency, Inc. The Bank paid $3.0 million in cash (including escrows) for the stock in the agency. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately, $1.6 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS No. 142. The value of intangible and goodwill was $2.9 million and $3.1 million as of December 31, 2008 and 2007, respectively.

On December 14, 2006, Alliance Insurance Agency acquired certain assets and liabilities of Battlefield Insurance Agency, Inc and Northern Virginia Insurance Agency, Inc. both Virginia based insurance agencies. AIA paid a total of $2.4 million, of which $1.5 million was in cash with contract payments of $295 thousand due each of the next three years amounting to $885 thousand. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately, $1.0 million of the purchase price was deemed to be an intangible asset and amortized over ten years following the accounting prescribed in SFAS No. 142. The value of intangible and goodwill was $2.3 million as of December 31, 2008 and 2007.

On April 5, 2007, Alliance Insurance Agency acquired certain assets and liabilities of the Thomas Agency, Inc., a Virginia based insurance agency. AIA paid a total of $1.1 million of which $875 thousand was in cash and $175 thousand was in restricted common stock of Bankshares. In addition, Earnout Payment Amounts up to $350 thousand for the insurance operation’s performance in calendar years 2007, 2008 and 2009 may be paid out if performance objectives are achieved. The value of goodwill and intangible was $999 thousand and $917 thousand as of December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, amortization expense for all insurance agencies was $336 thousand, compared to $318 thousand for December 31, 2007. Amortization of customer intangibles for both insurance agencies will be $336 thousand annually for 2009 through 2012.

Goodwill related to the AIA acquisitions is tested for impairment on an annual basis or more frequently if events or circumstances warrant. For the year ended December 31, 2008, Bankshares performed an evaluation of the goodwill associated with its acquisition of the insurance agencies and booked an impairment of $300 thousand.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
10.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31:

	2008	2007
Leasehold improvements	$1,300	$1,405
Furniture, fixtures and equipment	5,084	4,846

	6,384	6,251

Less: accumulated depreciation and amortization	(4,496)	(4,145)

Premises and equipment, net	$1,888	$2,106

Depreciation and amortization charged to operations in 2008, 2007 and 2006 totaled $847 thousand, $851 thousand, and $851 thousand, respectively.

11.	FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2008, we have a credit line of $165.6 million with the Federal Home Loan Bank of Atlanta. In order to borrow under the arrangement we secure the borrowings with investment securities and loans. As of December 31, 2008, we pledged available-for-sale investment securities and trading securities with a par value of $62.3 million and loans with a value of $209.7 million to facilitate current and future transactions.

Bankshares has a variety of advances (fixed, floating and convertible) with the Federal Home Loan Bank of Atlanta, some of which are accounted for on a fair value basis, and some of which are accounted for on a cost basis.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The contractual maturities of the current long-term Federal Home Loan Bank of Atlanta advances accounted for on a fair value accounting basis are as follows:

	As of December 31, 2008 on a Fair Value Basis
Type of Advance	Interest Rate	Advance Term	Maturity Date	Par Value	Fair Value
Convertible*	1.42%	15 years	2021	$25,000	$26,361

Total FHLB advances				$25,000	$26,361

	As of December 31, 2007 on a Fair Value Basis
Type of Advance	Interest Rate	Advance Term	Maturity Date	Par Value	Fair Value
Adjustable Rate Credit	3.73%	5 years	2008	$10,000	$9,972
Convertible*	4.71%	3 years	2010	25,000	25,518
Convertible*	4.21%	5 years	2011	15,000	15,339
Convertible*	4.28%	15 years	2021	25,000	25,786

Total FHLB advances				$75,000	$76,615

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
During the first quarter of 2008, we prepaid two of our fair value long-term advances, totaling $40.0 million with an effective interest rate of 4.52%. Bankshares paid prepayment penalties totaling $1.7 million during 2008. These prepayment penalties were included in fair value adjustments on the statements of operations. The weighted average interest rate on long-term FHLB advances accounted for on a fair value basis was 1.42% and 4.33% as of December 31, 2008 and 2007, respectively.
The contractual maturities of the current long-term Federal Home Loan Bank of Atlanta advances accounted for on a cost basis are as follows:

	As of December 31, 2008 on a Cost Basis
Type of Advance	Interest Rate	Advance Term	Maturity Date	Par Value
Convertible*	2.21%	4 years	2012	$25,000

Total FHLB Advances	2.21%			$25,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
There were no long-term advances accounted for on a cost basis as of December 31, 2007.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
12.	TRUST PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (“Trust Preferred Securities”) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (“Subordinated Debentures”). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time after five years from the issue date. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of December 31, 2008 was 5.15% compared to 8.14% as of December 31, 2007.

A portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier I capital. Under the current guidelines, Tier I capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At December 31, 2008 and 2007, the entire amount was considered Tier I capital.

13.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2008	2007	2006
Current	$(2,456)	$(84)	$2,563
Deferred tax (benefit)	(2,397)	(1,579)	(404)

Income tax expense (benefit)	$(4,853)	$(1,663)	$2,159

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2008	2007	2006
Computed at the expected statutory rate	$(4,717)	$(1,532)	$2,257
Tax exempt income, net	(246)	(232)	(152)
Other	110	101	54

Income tax expense (benefit)	$(4,853)	$(1,663)	$2,159

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The components of the net deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:
Bad debt expense	$1,955	$2,180
Deferred rent	32	41
Depreciation and amortization	107	184
Other real estate owned	1,137	—
Net operating loss carryforward	1,405	—
Other	339	319
Fair value adjustment	1,017	787
Unrealized loss on available-for-sales securities	1	90

	5,993	3,601

Deferred tax liabilities:
Deferred loan costs, net	126	93
Other	228	177

	354	270

Net deferred tax assets	$5,639	$3,331

Bankshares files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, Bankshares is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005. Under the provision of the Internal Revenue Code, Bankshares has approximately $4.1 million of net operating loss carryforwards which can be offset against future taxable income. The carryforwards expire December 31, 2028. The full realization of the tax benefits associated with the carryforwards depends predominately on the recognition of ordinary taxable income during the carryforward period.

Bankshares adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no impact on the financial statements.

14.	OPERATING EXPENSES

The components of other operating expenses for the years ended December 31, were as follows:

	2008	2007	2006
Business development	$671	$774	$814
Office expense	848	961	1,372
Bank operations expense	1,200	1,156	1,063
Data processing	796	723	567
Professional fees	1,057	1,046	975
Intangible amortization	336	318	166
Goodwill impairment	300	—	—
Other	1,450	1,380	978

Total	$6,658	$6,358	$5,935

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
15.	RELATED PARTY TRANSACTIONS AND LETTERS OF CREDIT

Bankshares grants loans and letters of credit to its executive officers, directors and their affiliated entities. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features. The aggregate amount of such loans outstanding at December 31, 2008 and 2007 was approximately $1.9 million and $440 thousand, respectively. During 2008, new loans and line of credit advances to such related parties amounted to $1.7 million in the aggregate and payments amounted to $223 thousand in the aggregate.

Bankshares also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2008 and 2007 amounted to $2.5 million and $3.2 million, respectively.

16.	COMMITMENTS AND CONTINGENCIES

As members of the Federal Reserve System, Bankshares is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2008 and 2007, the aggregate amounts of daily average required balances were $5.1 million and $5.2 million, respectively.

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying financial statements. Bankshares does not anticipate losses as a result of these transactions. See Note 18 with respect to financial instruments with off-balance-sheet risk. Bankshares is obligated under several operating leases, with initial terms of three to ten years, for its office locations and branch sites.

Total rental expense for the occupancy leases for the years ended December 31, 2008, 2007 and 2006 was $1.7 million, $1.7 million, and $1.6 million, respectively. Bankshares also leases office equipment and vehicles pursuant to operating leases with various expiration dates. Total rental expense for office equipment and vehicles for the years ended December 31, 2008, 2007 and 2006 was $241 thousand, $221 thousand and $219 thousand, respectively.

Bankshares leases office space for nine of its branch locations, three of its insurance agency locations and corporate headquarters location. These non-cancelable agreements, which expire through March 2019, in some instances require payment of certain operating charges. At December 31, 2008, minimum annual rental commitments under these leases (in thousands) are as follows:

2009	$2,044
2010	2,022
2011	2,073
2012	1,993
2013	1,736
Thereafter	4,967

Total	$14,835

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
17.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosures of Cash Flow Information (in thousands):	2008	2007	2006
Interest paid during the year	$16,082	$21,097	$16,613

Income taxes paid during the year	$—	$1,575	$3,275

Supplemental Disclosures of Noncash Activities:
Fair value adjustment for securities	$261	$3,798	$1,703

Transfer of loans to foreclosed assets	$17,706	$4,901	$—

18.	DEPOSITS

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2008 and 2007 was $36.3 million and $57.8 million, respectively. Brokered deposits totaled $207.5 million and $145.7 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of time deposits (in thousands) are as follows:

2009	$219,175
2010	61,213
2011	5,217
2012	3,798
2013	1,379

Total	$290,782

Bankshares has made a special effort to obtain deposits from title and mortgage loan closing companies. These balances represent a substantial portion of our non-interest bearing deposits, which creates a real estate industry concentration.

Certificates of deposit with a face value of $23.7 million are carried at fair value of $24.2 million as of December 31, 2008.

19.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2008	2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$44,794	$67,607
Standby letters of credit	3,608	4,003
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
At December 31, 2008, Bankshares had no rate lock commitments to originate mortgage loans and loans held for sale of $347 thousand. It is management’s intent to enter into corresponding commitments, on a best-efforts basis, to sell these loans to third-party investors.
From time to time Bankshares will enter into forward purchase agreements for investment securities. These purchases generally will settle within 90 days of the end of the reporting period. As of December 31, 2008, Bankshares had no forward purchase commitments.
Bankshares maintains cash accounts and Federal funds sold in other commercial banks. The amount on deposit with correspondent institutions, including Federal funds sold at December 31, 2008, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $5.2 million.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
20.	SIGNIFICANT CONCENTRATIONS

Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area, with a smaller portion in the Fredericksburg area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. Commercial real estate loans are 42.2% of the total gross loan portfolio as of December 31, 2008 and total real estate loans are 87.0% of the total gross loan portfolio as of December 31, 2008.

21.	EMPLOYEE BENEFITS

Bankshares has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate immediately on employment provided they are age 21 or older. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. Bankshares currently matches 50% of employee contributions up to 6%. Matching contributions totaled $115 thousand, $146 thousand and $164 thousand, for the years ended December 31, 2008, 2007 and 2006, respectively. Bankshares may also make, but is not required to make, a discretionary contribution for each participant. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. No discretionary contributions were made by Bankshares during the years ended December 31, 2008, 2007 and 2006.

22.	FAIR VALUE MEASURMENTS

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP157-3 clarifies the application of SFAS No. 157 in determining the fair value of a financial asset during periods of inactive markets. FSP 157-3 was effective as of September 30, 2008 and did not have a material impact on Bankshares’ financial statements.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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
At December 31, 2008 and 2007, the carrying amounts and fair values of loan commitments and standby letters of credit were immaterial.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
     The estimated carrying amounts and fair values of Bankshares’ financial instruments are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$12,205	$12,205	$10,121	$10,121
Federal funds sold	5,050	5,050	1,256	1,256
Trading securities	82,584	82,584	84,950	84,950
AFS securities	73,303	73,303	26,128	26,128
Loans, net	361,620	362,483	391,813	392,422
Loans held for sale	347	347	1,925	1,925
Accrued interest receivable	3,801	3,801	3,983	3,983

Financial liabilities:
Noninterest-bearing deposits	$75,448	$75,448	$66,152	$66,152
Interest-bearing deposits	329,096	311,724	188,447	179,494
Interest-bearing deposits, at fair value	24,180	24,180	110,665	110,665
Short-term borrowings	40,711	40,255	38,203	38,061
FHLB advances	25,000	25,000	—	—
FHLB advances, at fair value	26,361	26,361	76,615	76,615
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	3,348	3,348	2,709	2,709
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

23.	REGULATORY MATTERS

Federal and state banking regulations place certain restrictions on cash dividends paid and loans or advances made by the Bank to Bankshares. The total amount of dividends which may be paid at any date is generally limited to a portion of retained earnings as defined. As of December 31, 2008, no funds were available to be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval. As of December 31, 2008, 2007 and 2006, no cash dividends were declared.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that Bankshares and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Bankshares’ and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Consolidated	$46,630	10.9%	$34,326	8.0%	N/A	N/A
Alliance Bank Corporation	$45,987	10.7%	$34,266	8.0%	$42,833	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$41,271	9.6%	$17,163	4.0%	N/A	N/A
Alliance Bank Corporation	$40,628	9.5%	$17,133	4.0%	$25,700	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$41,271	7.6%	$22,172	4.0%	N/A	N/A
Alliance Bank Corporation	$40,628	7.4%	$21,906	4.0%	$27,382	5.0%

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)
Consolidated	$54,817	12.9%	$33,923	8.0%	N/A	N/A
Alliance Bank Corporation	$53,915	12.7%	$33,864	8.0%	$42,330	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$49,571	11.7%	$16,962	4.0%	N/A	N/A
Alliance Bank Corporation	$48,669	11.5%	$16,932	4.0%	$25,398	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$49,571	9.0%	$21,978	4.0%	N/A	N/A
Alliance Bank Corporation	$48,669	8.9%	$21,947	4.0%	$27,434	5.0%

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
24.	STOCK OPTION PLAN

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

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	December 31,
	2008	2007	2006
Dividend yield	0.00%	0.00%	0.00%
Expected life	5.00 years	6.69 years	5.00 years
Expected volatility	25.27%	21.92%	21.35%
Risk-free interest rate	3.33%	4.42%	4.99%
The expected volatility is based on historical volatility. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on Bankshares’ history and expectation of dividend payouts.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
A summary of the status of Bankshares stock option plan is presented below:

	2008			2007		2006
		Weighted			Weighted		Weighted
		Average	Average		Average		Average
	Number of	Exercise	Intrinsic*	Number of	Exercise	Number of	Exercise
	Shares	Price	Value	Shares	Price	Shares	Price
Outstanding at January 1	932,667	$9.80		858,281	$8.96	862,256	$6.17
Granted	9,000	2.99		207,000	11.47	20,975	16.18
Forfeited	(42,669)	13.12		(36,223)	14.50	(6,450)	14.90
Exercised	—	—		(96,391)	4.18	(18,500)	8.05

Outstanding at December 31	898,998	$9.57	$—	932,667	$9.80	858,281	$8.96

Exercisable at end of year	680,570	$8.94	$—	650,958	$8.76	683,285	$8.05

Weighted-average fair value per option of options granted during the year	$.87			$3.99		$4.86

*	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on changes in the market value of Bankshares’ stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.
     The status of the options outstanding at December 31, 2008 is as follows:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Number	Exercise
Outstanding	Life	Price	Exercisable	Price
244,268	1 years	$3.87	244,266	$3.87
10,350	3 years	$4.25	10,350	$4.25
53,389	4 years	$4.71	53,382	$4.71
139,581	5 years	$9.56	139,573	$9.56
138,000	6 years	$16.35	138,000	$16.35
102,235	7 years	$13.94	63,641	$13.91
5,175	8 years	$16.28	1,809	$16.28
197,000	9 years	$11.36	29,549	$11.36
9,000	10 years	$2.99	—	$—

898,998	4.69 years	$9.57	680,570	$8.94

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
25.	EARNINGS (LOSS) PER SHARE

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

	2008		2007		2006
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic earnings (loss) per share	5,106,819	$(1.77)	5,356,187	$(0.53)	5,536,771	$0.81

Effect of dilutive securities, stock options	—		—		385,704

Diluted earnings (loss) per share	5,106,819	$(1.77)	5,356,187	$(0.53)	5,922,475	$0.76

Average shares of 915,558, 459,240 and 120,750 have been excluded from the earnings (loss) per share calculation for 2008, 2007 and 2006, respectively, because their effects were anti-dilutive.

26.	COMMON STOCK REPURCHASED

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

Quarter	Shares	Average Price
First	—	$—
Second	227,200	14.04
Third	298,500	10.79
Fourth	29,300	6.98

Total	555,000	$12.06

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
27.	PARENT ONLY FINANCIAL INFORMATION
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Cash	$301	$569
Investment in subsidiaries	46,525	54,831
Other assets	746	736

Total assets	$47,572	$56,136

Liabilities
Trust preferred capital notes	$10,310	$10,310
Other liabilities	95	93

Total liabilities	$10,405	$10,403

Stockholders’ Equity
Common stock	$20,427	$20,427
Capital surplus	25,364	25,082
Retained earnings (deficit)	(8,620)	400
Accumulated other comprehensive (loss), net	(4)	(176)

Total stockholders’ equity	$37,167	$45,733

Total liabilities and stockholders’ equity	$47,572	$56,136

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Income	$—	$—	$—

Expenses
Interest expense	$671	$929	$896
Professional fees	51	195	138
Other expense	98	108	165

Total expense	$820	$1,232	$1,199

Loss before income tax (benefit) and undistributed income (loss) of subsidiaries	$(820)	$(1,232)	$(1,199)

Income tax (benefit)	(278)	(419)	(407)

Loss before undistributed income of subsidiaries	$(542)	$(813)	$(792)

Undistributed income (loss) of subsidiaries	(8,478)	(2,031)	5,271

Net income (loss)	$(9,020)	$(2,844)	$4,479

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(9,020)	$(2,844)	$4,479
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Undistributed (income) loss of subsidiaries	8,478	2,031	(5,271)
Stock-based compensation expense	282	282	274
Increase in other assets	(15)	(132)	(213)
Increase in accrued expenses	7	498	130

Net cash (used in) operating activities	(268)	(165)	(601)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	588	149
Common stock repurchased	—	(6,693)	—

Net cash provided by (used in) financing activities	—	(6,105)	149

Cash and Cash Equivalents
Net (decrease) in Cash and Cash Equivalents	(268)	(6,270)	(452)
Beginning of Year	569	6,839	7,291

End of Year	$301	$569	$6,839

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
28.	SEGMENT REPORTING

Bankshares has two reportable segments in 2008: traditional commercial and mortgage banking, and insurance agencies. In prior periods Bankshares had three reportable segments: traditional commercial banking, mortgage banking and insurance agencies. Revenues from commercial banking operations consist primarily of interest earned on loans, investment securities, trading account assets and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Insurance agency revenues consist of property and casualty commissions, contingency commissions and employee benefits commissions.

The commercial banking segment provides the mortgage banking segment with the short term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over its cost to borrow funds. These transactions were eliminated in the consolidation process in 2007 and 2006.

The following tables present segment information for the years ended December 31, 2008, 2007 and 2006:

	2008

	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
Revenues:
Interest income	$29,121	$—	$(44)	$29,077
Gain on sale of loans	152	—	—	152
Insurance commissions	—	3,084	—	3,084
Net loss on trading activities	(2,328)	—	—	(2,328)
Other	358	—	—	358

Total operating income	27,303	3,084	(44)	30,343

Expenses:
Interest expense	16,765	—	(44)	16,721
Provision for loan loss	4,724	—	—	4,724
Salaries and employee benefits	7,171	1,797	—	8,968
Other	13,187	616	—	13,803

Total operating expenses	41,847	2,413	(44)	44,216

Income (loss) before income taxes	$(14,544)	$671	$—	$(13,873)

Total assets	$573,843	$1,516	$(2,510)	$572,849

Capital expenditures	$612	$37	$—	$649

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	2007

	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agencies	Eliminations	Totals
Revenues:
Interest income	$38,330	$441	$—	$(419)	$38,352
Gain on sale of loans	—	1,059	—	—	1,059
Insurance commissions	—	—	3,294	—	3,294
Net loss on trading activities	(2,672)	—	—	—	(2,672)
Other	524	—	—	—	524

Total operating income	36,182	1,500	3,294	(419)	40,557

Expenses:
Interest expense	20,880	419	—	(419)	20,880
Provision for loan loss	5,824	—	—	—	5,824
Salaries and employee benefits	6,489	737	1,644	—	8,870
Other	8,435	469	586	—	9,490

Total operating expenses	41,628	1,625	2,230	(419)	45,064

Income (loss) before income taxes	$(5,446)	$(125)	$1,064	$—	$(4,507)

Total assets	$541,198	$2,621	$1,957	$(4,514)	$541,262

Capital expenditures	$546	$—	$110	$—	$656

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	2006

	Commercial	Mortgage	Insurance		Consolidated
	Banking	Banking	Agencies	Eliminations	Totals
Revenues:
Interest income	$39,595	$660	$—	$(680)	$39,575
Gain on sale of loans	—	4,110	—	—	4,110
Insurance commissions	—	—	1,618	—	1,618
Other	293	6	—	—	299

Total operating income	39,888	4,776	1,618	(680)	45,602

Expenses:
Interest expense	18,522	680	—	(680)	18,522
Provision for loan loss	1,020	—	—	—	1,020
Salaries and employee benefits	5,714	3,758	776	—	10,248
Other	7,199	1,691	284	—	9,174

Total operating expenses	32,455	6,129	1,060	(680)	38,964

Income (loss) before income taxes	$7,433	$(1,353)	$558	$—	$6,638

Total assets	$644,367	$22,280	$515	$(22,791)	$644,371

Capital expenditures	$1,284	$249	$23	$—	$1,556

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
      Disclosure Controls and Procedures. Bankshares’ management evaluated, with the participation of its Chief Executive Officer and the Chief Financial Officer, the effectiveness of Bankshares’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Bankshares’ disclosure controls and procedures are effective as of December 31, 2008 to ensure that information required to be disclosed by Bankshares in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and regulations, and that such information is accumulated and communicated to Bankshares' management, including Bankshares’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
      Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Bankshares’ disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares or its subsidiary to disclose material information required to be set forth in Bankshares’ periodic reports.
      Management’s Report on Internal Control over Financial Reporting. Bankshares’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).
      Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of Bankshares’ internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. This assessment identified a material weakness in Bankshares’ internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Bankshares’ annual or interim financial statements will not be prevented or detected on a timely basis.
      Management identified a material weakness in Bankshares’ internal control over financial reporting as of December 31, 2008, relating to the calculation of deferred taxes presented in Note 13 of the Notes to Consolidated Financial Statements. Management’s initial version of the deferred tax calculation model did not fully incorporate several adjustments and requirements of the Internal Revenue Code of 1986, as amended, and SFAS No. 109. During the audit of Bankshares’ consolidated financial statements for the year ended December 31, 2008, it was determined that the deferred tax calculation model required adjustment to incorporate these requirements. The tax calculation model was properly revised for the deferred taxes presented in Note 13. Management believes that the revisions to Bankshares’ deferred tax calculation model have fully remediated this material weakness.

      Because of the material weakness described in the preceding paragraph, management concluded that, as of December 31, 2008, Bankshares’ internal control over financial reporting was not effective based on the criteria set forth by the COSO in Internal Control - Integrated Framework.
      This annual report does not include an attestation report of Bankshares’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Bankshares’ registered public accounting firm pursuant to temporary rules of the SEC that permit Bankshares to provide only management’s report in this annual report.
      Changes in Internal Controls. There were no changes in Bankshares’ internal control over financial reporting during Bankshares’ quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting. In the first quarter of 2009, Bankshares revised its deferred tax calculation model, as discussed above.
Item 9B. Other Information
     On March 12, 2009, Harvey E. Johnson, Jr., Chairman of the Board of Directors and Co-Chairman of the Audit Committee passed away. Mr. Johnson was a founding director of the Bank.
PART III.
     Except as otherwise indicated, information called for by the following items under Part III is contained in the proxy statement for Bankshares’ 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”).
Item 10. Directors, Executive Officers and Corporate Governance
     Information with respect to Bankshares’ directors and audit committee is contained in the 2009 Proxy Statement under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference. All other information required by this item is contained in the 2009 Proxy Statement under the captions “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” and is incorporated herein by reference.
Item 11. Executive Compensation
     Information regarding executive compensation is contained in the 2009 Proxy Statement under the caption “Executive Compensation,” and is incorporated herein by reference. Information regarding director compensation is contained in the 2009 Proxy Statement under the caption “Director Compensation,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information concerning stock ownership by directors, executive officers and five percent beneficial owners is contained in the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference. Information regarding equity securities of Bankshares that are authorized for issuance under equity compensation plans is contained in the 2009 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information regarding transactions with management and director independence is contained in the 2009 Proxy Statement under the captions “Interest of Management in Certain Transactions” and “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information regarding principal accountant fees and services and pre-approval policies is contained in the 2009 Proxy Statement under the captions “Principal Accountant Fees and Services” and “Pre-Approval Policies,” and is incorporated herein by reference.
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

Certain instruments relating to trust preferred capital securities not being registered have been omitted in accordance with Item 601(b)(4)(iii) of Regulation S-K. The registrant will furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

10.1	*	Alliance Bankshares Corporation Stock Option Plan, as restated effective March 25, 2003, and further amended April 27, 2005 (incorporated by reference to Appendix A to the definitive proxy statement filed May 2, 2005).

10.1.1	*	Form of Stock Option Agreement for Alliance Bankshares Corporation Stock Option Plan (incorporated by reference to Exhibit 10.1.1 to Form 10-K filed March 31, 2006).

10.2	*	Employment Agreement between Alliance Bankshares Corporation, Alliance Bank Corporation, and Thomas A. Young, Jr., dated as of May 1, 2008 (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 29, 2008).

10.2.1	*	Amendment to the Employment Agreement between Alliance Bankshares Corporation, Alliance Bank Corporation, and Thomas A. Young, Jr., dated as of December 30, 2008.

10.3	*	Amended and Restated Employment Agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 10, 2007).

10.3.1	*	Amendment to the Employment Agreement between Alliance Bank and Paul M. Harbolick, Jr. dated as of December 30, 2008.

10.4	*	Amended and Restated Employment Agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 10, 2007).

10.4.1	*	Amendment to the Employment Agreement between Alliance Bank and Craig W. Sacknoff, dated as of December 30, 2008.

10.6	*	Amended and Restated Employment Agreement between Alliance Bank and Frank H. Grace, III dated March 1, 2007 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed May 10, 2007).

10.6.1	*	Amendment to the Amended and Restated Employment Agreement between Alliance Bank and Frank H. Grace, III, dated as of December 30, 2008.

10.7	*	Base Salaries of Named Executive Officers.

10.8	*	Non-Employee Director Compensation.

10.9	*	Employment Agreement between Thomas P. Danaher and Company, Inc. (now, Alliance Insurance Agency, Inc.) and Thomas P. Danaher dated November 15, 2005 (incorporated by reference to Exhibit 10.10 to Form 8-K filed November 21, 2005).

10.9.1	*	Amendment to the Employment Agreement between Thomas P. Danaher and Company, Inc. (now, Alliance Insurance Agency, Inc.) and Thomas P. Danaher, dated as of December 30, 2008.

10.10	*	Employment Agreement between Alliance Bank and John B. McKenney, III, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.10 to Form 10-Q filed May 10, 2007).

10.10.1	*	Amendment to the Employment Agreement between Alliance Bank and John B. McKenney, III, dated as of December 30, 2008.

10.11	*	Alliance Bankshares Corporation 2007 Incentive Stock Plan, effective as of June 13, 2007 (incorporated by reference to Appendix A to definitive proxy statement filed April 30, 2007).

10.12	*	Form of Stock Option Agreement for Alliance Bankshares Corporation 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.12 to Form 8-K filed November 9, 2007).

21		Subsidiaries of the Registrant.

23.1		Consent of Yount, Hyde & Barbour, P.C.

31.1		Certification of CEO pursuant to Rule 13a-14(a).

31.2		Certification of CFO pursuant to Rule 13a-14(a).

32		Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

*	Management Contracts

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

April 14, 2009 Date	/s/ Thomas A. Young, Jr. Thomas A. Young, Jr.
President & Chief Executive Officer
(principal executive officer)

April 14, 2009	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2009 Date	/s/ William M. Drohan William M. Drohan
Director

April 14 , 2009	/s/ Lawrence N. Grant

Date	Lawrence N. Grant
Director

April 14, 2009	/s/ Serina Moy

Date	Serina Moy
Director

April 14, 2009	/s/ George S. Webb

Date	George S. Webb
Director

April 14, 2009	/s/ Robert G. Weyers

Date	Robert G. Weyers
Director

April 14, 2009	/s/ Oliver T. Carr, III

Date	Oliver T. Carr, III
Director

April 14, 2009	/s/ Thomas A. Young, Jr.

Date	Thomas A. Young, Jr.
Director, President & Chief Executive Officer
(principal executive officer)

April 14, 2009	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)