Form 10-K/A
period 2008-12-31
ALLIANCE BANKSHARES CORP
filed 2009-04-30
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Alliance Bankshares Corporation’s (“Bankshares”) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2009 (the “Original Filing”). Bankshares is filing the Amendment solely for the purpose of amending and restating Part III (Items 10, 11, 12, 13 and 14) to provide disclosure that previously was to be incorporated by reference to Bankshares’ definitive proxy statement for the 2009 Annual Meeting of Shareholders. No attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Amendment under Item 15 of Part IV hereof.
PART III.
     For purposes of this Part III, unless the context indicates otherwise, references to “we,” “us”, “our” and “Alliance” refer to Bankshares, Alliance Bank Corporation (the “Bank”), Alliance Bank Mortgage Division (“ABMD”) and Alliance Insurance Agency, Inc. (“Alliance Insurance”), collectively, and references to the “Board of Directors” or “Board” refer to the Board of Directors of Bankshares.
Item 10. Directors, Executive Officers and Corporate Governance
Information About Directors (1)
     The table below shows the current members of the Board of Directors of Bankshares, their ages as of April 30, 2009, the year they first became a director and their business experience during the past five years.

Name (Age)	Director Since(2)	Principal Occupation During Past Five Years
Oliver T. Carr, III (44)	2007	Mr. Carr has served as President and CEO of Carr Properties, which is the operating group owned by the Commingled Pension Trust Fund of JPMorgan Chase Bank, N.A. since 2007. Carr Properties manages 3.6 million net rental square feet of commercial office properties in the metropolitan Washington, D.C. area. Mr. Carr was also the founder, Chairman, President and CEO of Columbia Equity Trust, a publicly traded REIT. Mr. Carr has a long history of community service in the Washington, D.C. area. He holds a Masters degree in Real Estate Development from MIT and a Bachelors degree from Trinity College and resides in Potomac, Maryland. He serves on the nominating committee. Mr. Carr serves as a Class B director, with a term expiring at the 2010 Annual Meeting of Shareholders.

Name (Age)	Director Since(2)	Principal Occupation During Past Five Years
William M. Drohan (55)	1997	Mr. Drohan is a resident of Great Falls, Virginia, and is the President of the Drohan Management Group, an association management and consulting firm. In April 2009, Mr. Drohan was appointed Chairman of the Board of Directors. In addition, he chairs the ALCO committee and serves on the audit and nominating committees. Mr. Drohan formerly served as Executive Director of the National Association of State Credit Union Supervisors. He also serves on the board of directors of the Consultants Section of American Society of Association Executives and is a member of the Board of Advisors to the George Washington University School of Business Mr. Drohan holds BS and MBA degrees. Mr. Drohan serves as a Class B director, with a term expiring at the 2010 Annual Meeting of Shareholders.

Lawrence N. Grant, CLUR, CPCU (69)	1996	Mr. Grant founded the Independent Insurance Center, Inc., which writes property and casualty, bonding, life and health coverage for commercial and personal clients, specializing in contractors, restaurants, auto services, and high tech companies, with offices in Leesburg and Winchester, Virginia. Mr. Grant is also President of Fire Mark Insurance Associates, Inc. and is the Vice-President of Associated Risk Managers of Virginia, Inc. Mr. Grant resides in Leesburg, Virginia. Mr. Grant serves as a Class C director, with a term expiring at the 2011 Annual Meeting of Shareholders.

Serina Moy (54)	1997	Ms. Moy is a resident of Silver Spring, Maryland and is a principal in Moy, Cheung & Company, a local accounting firm. She became an NTPI Master in Taxation in 2002. Ms. Moy served as co-chair of the audit committee through mid March 2009, and then became chairperson of the audit committee. She also serves on the compensation and nominating committees. She is a member of an IRS Focus Group working on improving IRS programs and services, a member of the advisory council to the SBA, a member of the AICPA and CAEA Task Force and was an advisor to the Federal Government Single Web Site on the Internet. Ms. Moy serves as advisory counsel for a number of Chinese trade and non-profit organizations in the United States. Ms. Moy serves as a Class C director, with a term expiring at the 2011 Annual Meeting of Shareholders.

Name (Age)	Director Since(2)	Principal Occupation During Past Five Years
George S. Webb (67)	1997	Mr. Webb is a resident of Fairfax, Virginia and is the former owner and former President of the Airston Group, a home building company dedicated to construction of quality homes and personal attention to their homeowners in Fairfax and Prince William Counties and the City of Alexandria. He chairs the loan committee and serves on the compensation and nominating committees. The Airston Group, which Mr. Webb started in 1976, has won several awards for quality, design and innovation. Mr. Webb is very active in Northern Virginia real estate and is a member of the Northern Virginia Building Association and the National Association of Home Builders. Mr. Webb serves as a Class B director, with a term expiring at the 2010 Annual Meeting of Shareholders.

Robert G. Weyers (74)	1996	Mr. Weyers is the former owner and former President of KBR Corporation, a commercial and industrial renovation company doing business in the Washington, D.C. metropolitan area, which he sold in 2003. He chairs the compensation committee and serves on the nominating committee and joined the audit committee in March 2009. Mr. Weyers resides in Fairfax Station, Virginia. Mr. Weyers serves as a Class A director, with a term expiring at the 2009 Annual Meeting of Shareholders.

Thomas A. Young, Jr. (59)	2002	Mr. Young was named President and CEO of Alliance Bank Corporation in December 2000. He became President and CEO of Alliance Bankshares Corporation when it was formed in May 2002. Mr. Young is an active member of several Board committees. Mr. Young’s initial role with the Bank was as a Senior Vice President and Lender starting in August 1998. He served as Senior Credit Officer from 1999 to 2000, and served as interim President beginning October 2000. Prior to joining the Bank, Mr. Young worked at First Union after its acquisition of Signet Bank in November 1997. From October 1983 to November 1997, he served as a Vice President/Commercial Lender for Signet Bank. Mr. Young has served as a director for Columbia Equity Trust, Inc., a real estate investment trust. The publicly traded REIT was acquired in 2007 by an affiliate of the Commingled Pension Trust Fund (Special Situation Property) of JPMorgan Chase Bank, N.A. Mr. Young joined the Board of Directors of the National Kidney Foundation of the National Capital Area in June 2006. Mr. Young has over 35 years of experience in banking and currently resides in Haymarket, Virginia. Mr. Young serves as a Class C director, with a term expiring at the 2011 Annual Meeting of Shareholders.

(1)	Mr. Harvey E. Johnson, Jr. served as Chairman of the Board of Directors, Co-Chairman of the Audit Committee of the Board of Directors and as a member of the compensation and nominating committees, until he passed away on March 12, 2009.

(2)	Dates prior to 2003 refer to the year in which the director was first elected to the Board of Directors of Alliance Bank Corporation (a predecessor corporation to Bankshares).

Information About Executive Officers
     Information regarding Mr. Young, President and Chief Executive Officer is presented in the table above. The table below shows the other current executive officers of Bankshares, their ages as of April 30, 2009, and their business experience during the past five years.
     Paul M. Harbolick, Jr., CPA (49), is the Executive Vice President and Chief Financial Officer. Mr. Harbolick has 27 years of financial management experience. He served as Senior Vice President and Chief Financial Officer of Alliance Bank Corporation from October 1999, and of Alliance Bankshares Corporation since it was formed in May 2003, until September 2003, when he became Executive Vice President and Chief Financial Officer of both companies. He served as an Accounting Manager for Freddie Mac from March 1997 to October 1999. He was a Vice President with George Mason Bank from 1995 to 1997. Mr. Harbolick currently serves on the Board of Directors of INOVA Loudoun Hospital and on various committees of INOVA Health Systems.
     Frank H. Grace, III (50), is an Executive Vice President. He oversees the Private Client Services offered by Alliance Bank Corporation. Mr. Grace joined Alliance Bank Corporation in December 1999 to oversee the bank’s wealth management program. He has served as Senior Vice President of Alliance Bank Corporation from December 1999 and of Alliance Bankshares Corporation since it was formed in May 2003 until his promotion in 2007. He was appointed President of Alliance Home Funding in February 2005 and served in that role until December 2006, when the operations of the company were restructured. Mr. Grace has over 29 years of banking experience. Prior to joining Alliance, he spent 15 years with Wachovia Corporation and its predecessor organizations as a Vice President and Principal working in wealth management, cash management and retail programs. Mr. Grace is licensed under a Series 24, 63, 66 and 7 arrangement to offer securities and brokerage advice to customers under a dual employment agreement with Linsco Private Ledger. He serves as a trustee of the Fairfax County Uniformed Retirement Board. In addition, he is active in a number of civic and nonprofit organizations.
     Craig W. Sacknoff (59) is an Executive Vice President in charge of Residential Real Estate Finance. He has worked for Alliance Bank Corporation since July 1998. He became a Senior Vice President of Alliance Bank Corporation when it opened in November 1998 and of Alliance Bankshares Corporation when it was formed in May 2003 and served in that capacity until his promotion in 2007. Mr. Sacknoff served as Vice President/Commercial Lending of Patriot National Bank from 1991 to 1998. Mr. Sacknoff has over 37 years of experience in banking including commercial, real estate, construction, mortgage and retail positions.
     John B. McKenney, III (55), is a Senior Vice President and Chief Credit Officer. He joined Alliance Bank Corporation in February 2004. Prior to joining Alliance Bankshares Corporation, Mr. McKenney served as Executive Vice President and officer in charge of the Specialized Corporate Banking Division at Signet Bank in Virginia. Mr. McKenney also served as President and CEO of Signet Bank for the Washington, D.C. regional area. In addition, he is active in a number of nonprofit organizations and serves as an advisory board member. Mr. McKenney has over 29 years of corporate banking experience.
     Thomas Patrick Danaher (50) is the President of Alliance Insurance Agency, Inc. Mr. Danaher was President and owner of Danaher Insurance Agency prior to its acquisition by the Bank in November 2005. The insurance agency has served the needs of clients in the Washington, D.C. area since 1963. Mr. Danaher is active in a number of organizations benefiting the needs of children. He has over 28 years of insurance experience.

Legal Proceedings and Family Relationships
     The Board of Directors is not aware of any involvement in legal proceedings that would be material to an evaluation of the ability or integrity of any director or executive officer. The Board of Directors is not aware of any family relationship between any director or executive officer, except that Thomas P. Danaher, who now serves as Chairman Emeritus, is the father of Thomas Patrick Danaher, the President of Alliance Insurance Agency, Inc.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires directors, executive officers, and any 10% or greater beneficial owners of Bankshares’ common stock to file reports concerning their ownership of and transactions in Bankshares’ common stock. Based on a review of the reports of changes in beneficial ownership of common stock and written representations made to Bankshares, Bankshares believes that its directors and executive officers complied with all filing requirements under Section 16(a) of the Exchange Act with respect to 2008, with the following exceptions: Ms. Moy filed one late Form 4 during the year to report two transactions late, and Mr. McKenney filed one late Form 4 during the year to report twelve transactions late.
Code of Ethics
     Bankshares’ Board of Directors has adopted a Code of Ethics that applies to all directors, executive officers and employees of Bankshares, the Bank, ABMD and Alliance Insurance. A copy of the Code of Ethics will be provided, free of charge, upon written request made to the Corporate Secretary, Alliance Bankshares Corporation, 14200 Park Meadow Drive, Suite 200S, Chantilly, Virginia 20151. The Code of Ethics is also posted on Bankshares’ website at www.alliancebankva.com on the home page of the website.
Audit Committee
     Bankshares has a separately designated standing Audit Committee established in accordance with the rules and regulations promulgated under the Exchange Act. Current members of the Audit Committee are Messrs. Drohan and Weyers, and Ms. Moy. Until he passed away on March 12, 2009, former Chairman of the Board Harvey E. Johnson, Jr. also served on the Audit Committee and was co-chairman of the Audit Committee. Mr. Weyers was appointed to the Audit Committee in March 2009. The Board of Directors has determined that all of the members of the Audit Committee satisfy the independence and financial literacy requirements for audit committee members under the NASDAQ Stock Market (“Nasdaq”) listing standards and applicable SEC regulations. In addition, at least one member of the Audit Committee has past employment experience in finance or accounting or comparable experience which results in the individual’s financial sophistication. The Board of Directors has also determined that Ms. Moy, chairperson of the Audit Committee, qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC, promulgated pursuant to the Sarbanes-Oxley Act of 2002.
Item 11. Executive Compensation
EXECUTIVE COMPENSATION
     In this discussion, we give an overview and analysis of our compensation program and policies. Included in this discussion are certain tables containing specific information about the compensation earned or paid in 2007 and 2008 to Mr. Young, the Chief Executive Officer of Bankshares, Mr. Harbolick, the Chief Financial Officer, and the four most highly compensated executive officers of Bankshares who received total compensation of $100,000 or more during the fiscal year ended December 31, 2008, who are referred to as our “named executive officers.”
Compensation Objectives
     The primary objective of the Compensation Committee of the Board of Directors with respect to executive compensation is to evaluate and reward senior executives for performance consistent with improving long-term shareholder value. The committee evaluates each executive’s individual performance along with his contribution to the overall organization. The CEO provides specific information to the committee relative to the performance of the other members of the senior management team. The core compensation philosophy maintained by the committee and the full Board of Directors is a reward system for achievement. Executives that achieve individual goals are eligible for certain financial rewards. Corporate achievement of organizational goals such as profitability, growth and market expansion warrant additional rewards.

     In setting compensation, the Compensation Committee reviews performance metrics (ROE, ROA, stock price, growth and other relevant financial metrics) and compensation practices (base salary, bonus, stock options, perquisites and employment agreements) of local community banking organizations in Virginia and Maryland. The Compensation Committee considers the information gathered during its committee meetings.
     In light of Alliance’s organizational growth and maturity, the Compensation Committee decided to recommend beginning in 2007 that cash incentive compensation have a more formal link to performance. As a result, for 2007 and 2008 each senior executive had a portion of his cash incentive compensation tied directly to corporate performance.
Compensation Components and Committee Process
     The key components of our executive compensation program consist of base salary, annual cash bonus program, stock option awards, perquisites and employee benefits.
     The Compensation Committee recommends the level of compensation for each executive officer of Bankshares, the Bank, ABMD and Alliance Insurance the granting of stock options, employment agreements and other remuneration plans for approval by the Board of Directors. The Compensation Committee is supported by members of management (Human Resources Director, Chief Financial Officer and Chief Executive Officer). These executive officers provide supporting information requested by the Compensation Committee. The Chief Executive Officer regularly attends the Compensation Committee meetings on an ex-officio basis. The Chief Executive Officer is always excused from the Compensation Committee meetings when his compensation or employment is discussed.
Base Salary
     The Compensation Committee believes that base salary for senior executive officers should be targeted at market competitive levels. Base salaries are reviewed annually and adjusted from time to time, based on our review of market data and assessment of Bankshares and individual senior executive performance. The base salaries of the named executive officers as of January 2, 2009 are as follows: Mr. Young $291,500, Mr. Harbolick $190,800, Mr. Grace $195,517, Mr. Sacknoff $172,963, Mr. McKenney $139,120 and Mr. Danaher $192,975.
Annual Cash Bonus Program
     The goal of the annual cash program in 2008 was to align annual cash bonus incentives with organizational performance. The 2008 annual cash bonus program had three key factors for each senior executive. The primary factor that affected the annual cash bonus awards for all senior executives was formal corporate performance. The core factor measures return on equity (ROE) of Bankshares. The executives were eligible for the performance portion of the annual cash incentive based on a sliding scale of ROE results. A second portion of the annual cash bonus program was based on individual performance. The senior executives were measured on achievement of non financial, individual and department goals. Each senior executive’s annual cash bonus was affected by the two factors listed above. In addition, certain senior executives have individual production based incentive factors. In 2008, Bankshares’ performance was impacted by the economy, business cycle, credit losses, OREO impacts, deposit declines and the negative impacts of fair value accounting. Thus, no cash bonuses were awarded to senior executives for the 2008 performance period.
Perquisites
     The Compensation Committee and the Board of Directors believe that reasonable perquisites are necessary to attract and retain talented executives. These perquisites include use of a company-provided automobile or a car allowance, dining club dues, country club dues and supplemental insurance as dictated by the employment agreements.
General Employee Benefits
     Bankshares offers competitive health, dental, disability and life insurance for all employees. The senior executives are eligible to participate in all of the above programs. In addition, the senior executives are eligible to receive matching 401(k) plan contributions on the same basis as other employees.

Summary Compensation Table for 2008 (1)
     The following table sets forth the compensation paid to or earned by Bankshares’ named executive officers for 2008 and 2007.

Name and			Bonus(2)	Option	All Other
Principal Position	Year	Salary ($)	($)	Awards (3) ($)	Compensation ($)		Total ($)
Thomas A. Young, Jr. President and CEO	2008	$298,116	$—	$53,788	$24,256	(4)	$376,160

	2007	$285,274	$—	$45,441	$22,821		$353,536
Paul M. Harbolick, Jr. Executive Vice President and CFO	2008	$193,232	$—	$32,450	$14,547	(5)	$240,299

	2007	$191,231	$—	$27,826	$14,202		$233,259
Frank H. Grace, III Executive Vice President	2008	$201,189	$—	$26,688	$27,464	(6)	$255,341

	2007	$198,601	$—	$22,076	$31,491		$252,168
Craig W. Sacknoff Executive Vice President	2008	$172,357	$—	$26,688	$14,117	(7)	$213,162

	2007	$161,745	$—	$22,076	$13,849		$197,670
John B. McKenney, III Senior Vice President and CCO	2008	$140,819	$—	$30,290	$—	(8)	$171,109

	2007	$138,800	$—	$20,819	$—	(8)	$159,619

Thomas Patrick Danaher President, Alliance Insurance Agency, Inc.	2008	$192,742	$—	$20,926	$14,789	(9)	$228,457

	2007	$183,869	$—	$11,475	$14,104		$209,448

(1)	Bankshares’ named executive officers are not eligible for non-equity incentive compensation, pension plan benefits or deferred compensation. As a result, there is no reported compensation for Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings.

(2)	Reflects amounts earned under the Annual Cash Bonus Plan.

(3)	Represents the amount of expense recognized in each of 2008 and 2007 with respect to option awards for financial reporting purposes and therefore reflects awards granted prior to the relevant year. Please refer to note 24 to the Consolidated Financial Statements in the Original Filing for a detailed discussion of the assumptions used in the calculation of these amounts.

(4)	Represents $15,228 in automobile expenses(10), $2,304 in club dues, $3,108 in supplemental insurance costs and $3,616 in 401(k) matching contributions.

(5)	Represents $4,200 in automobile expenses(10), $5,724 in club dues and $4,623 in 401(k) matching contributions.

(6)	Represents $9,432 in automobile expenses(10), $17,824 in club dues and $208 in supplemental insurance cost related to Mr. Grace’s golf club membership.

(7)	Represents $8,808 in automobile expenses (10) and $5,309 in 401(k) matching contributions.

(8)	Mr. McKenney did not receive any perquisites in 2008 or 2007.

(9)	Represents $9,000 in automobile expenses (10) and $5,789 in 401(k) matching contributions.

(10)	Automobile expenses reflect either the amount of the automobile allowance provided to the named executive officer or the aggregate incremental cost to Bankshares of providing an automobile to the named executive officer. The aggregate incremental cost to Bankshares of a named executive officer’s use of a company-provided automobile was determined based upon the vehicle’s lease cost.

Stock Option Awards
     The Compensation Committee, the Board of Directors and senior management believe aligning the long term interests of key employees, directors and senior management with shareholders is a key ingredient in the formula for organizational success. Over the years the Board of Directors and/or the Compensation Committee have granted stock option awards under the 1999 Stock Option Plan and the 2007 Incentive Stock Plan to align the long-term interests of key employees, directors and senior management with shareholders. The Compensation Committee has also delegated to the President and CEO authority to issue stock option awards to non-senior manager employees of Bankshares to align their respective interests with shareholders. The CEO may grant options to employees as necessary to recruit potential employees or to retain existing employees. Although the CEO has authority to grant the options as necessary, grants of more than 10,000 options are reviewed with the Compensation Committee prior to the grant issuance.
     Stock option awards have traditionally been granted to employees with terms of ten years and a vesting schedule of four years. The typical vesting schedule is 15% vesting after the first year, 20% vesting after the second year, 25% vesting after the third year and the final 40% vesting after the fourth year. Stock option awards are granted at fair market value on the date of grant, which has been determined by the Compensation Committee as the closing market price on the date of grant. With the exception of option awards granted to new hires and any stock options granted to non-senior manager employees by the CEO, stock option grants by the Compensation Committee have traditionally been made at the committee’s periodic meetings. The committee’s schedule is determined in advance, and the proximity of any equity awards to the release of earnings announcements or other material news events is coincidental.
Outstanding Equity Awards at 2008 Fiscal Year-End
     The following table provides information with respect to outstanding option awards held by the named executive officers at December 31, 2008. Bankshares has not issued any restricted stock.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option	Option
	Unexercised Options	Unexercised Options	Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date(1)

Thomas A. Young, Jr.	25,875	—	$3.87	9/15/2009
	17,250	—	$4.64	6/26/2012
	34,500	—	$9.66	5/28/2013
	5,175	—	$6.48	1/31/2013
	41,400	—	$16.49	1/2/2014
	8,280	5,520	$14.00	12/30/2015
	1,500	8,500	$15.38	3/26/2017
	3,750	21,250	$9.80	9/26/2017

Paul M. Harbolick, Jr.	10,350	—	$3.87	10/25/2009
	10,350	—	$4.25	3/29/2011
	8,625	—	$4.64	6/26/2012
	17,250	—	$9.66	5/28/2013
	2,588	—	$6.48	1/31/2013
	27,600	—	$16.49	1/2/2014
	5,520	3,680	$14.00	12/30/2015
	1,050	5,950	$15.38	3/26/2017
	1,875	10,265	$9.80	9/26/2017

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option	Option
	Unexercised Options	Unexercised Options	Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date(1)
Frank H. Grace, III	17,250	—	$9.66	5/28/2013
	3,450	—	$13.16	8/29/2013
	21,275	—	$16.49	1/2/2014
	2,760	1,840	$14.00	12/30/2015
	1,050	5,950	$15.38	3/26/2017
	1,875	10,265	$9.80	9/26/2017

Craig W. Sacknoff	25,875	—	$3.87	9/15/2009
	8,625	—	$4.64	6/26/2012
	17,250	—	$9.66	5/28/2013
	2,588	—	$6.48	1/31/2013
	21,275	—	$16.49	1/2/2014
	2,760	1,840	$14.00	12/30/2015
	1,050	5,950	$15.38	3/26/2017
	1,875	10,265	$9.80	9/26/2017

John B. McKenney, III	11,500	—	$16.13	2/24/2014
	5,750	—	$13.07	1/4/2015
	4,485	2,990	$14.00	12/30/2015
	1,050	5,950	$15.38	3/26/2017
	1,875	10,265	$9.80	9/26/2017

Thomas Patrick Danaher	1,050	5,950	$15.38	3/26/2017
	1,875	10,265	$9.80	9/26/2017

(1)	Each of these options expires ten years after the date of grant. The unexercisable options vest on a four year schedule from the date of grant, 15% vesting after first year, 20% after the second year, 25% after the third year and the remaining 40% after the fourth year.
Employment and Change in Control Agreements
     We have entered into employment agreements with each of the named executive officers. We believe employment agreements are necessary to attract and retain talented executive officers in our industry. In addition, we believe employment agreements with the named executive officers are appropriate because they clarify the terms of the executives’ employment and ensure that Bankshares and its subsidiaries are protected by non-compete, non-solicitation and non-disclosure provisions in the event the executives leave the organization.

     Our senior management has contributed significantly to Bankshares’ success, and we believe that it is important to protect them in the event of a change in control. Further, it is Bankshares’ belief that the interests of shareholders will be best served if the interests of senior executives are aligned with the interests of shareholders, and providing change in control benefits should eliminate or substantially reduce any reluctance on the part of executive officers, because of the risk of losing their employment, to pursue potential change in control transactions that may be in the best interests of shareholders. Such arrangements also should keep executive officers focused on operating the business during any period of uncertainty associated with transaction that would result in a change in control. Each of the employment agreements for the named executive officers contains change in control provisions. Unlike the accelerated vesting of equity awards under the 1999 Stock Option Plan and the 2007 Incentive Stock Plan, these change in control benefits have a “double trigger,” which means that the benefits under these provisions are payable only if employment is terminated after consummation of a transaction that constitutes a change in control.
     Mr. Young’s employment agreement was replaced on April 23, 2008, effective as of May 1, 2008. Mr. Danaher’s employment agreement has been in place since 2005. Mr. McKenney’s employment agreement was entered into effective as of March 1, 2007. The employment agreements of Messrs. Harbolick, Grace and Sacknoff were amended and restated effective as of March 1, 2007. On December 30 2008, Bankshares entered into amended employment agreements with each of Messrs. Young, Harbolick, Grace, Sacknoff, McKenney and Danaher primarily to comply with the rules concerning deferred compensation under Section 409A of the Internal Revenue Code of 1986, as amended.
     Thomas A. Young, Jr., President & CEO of Bankshares and the Bank, is employed under a three-year employment agreement effective as of May 1, 2008, amended on December 30, 2008 and currently in effect until May 1, 2011. The agreement provides for an automatic one-year renewal each May 1 subject to a requirement of 60 days’ notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Effective as of May 1, 2008, Mr. Young’s annual base salary is $291,500. Mr. Young is eligible for the usual and customary employee benefits from the company including life and disability insurance, plus two additional life insurance policies in the amount of $300,000 each. In addition, the agreement provides that the company will reimburse Mr. Young for reasonable and customary business expenses incurred by him, and will provide an allowance of up to $1,400 per month for the lease of a car for Mr. Young and will pay or reimburse Mr. Young for all maintenance, insurance, fuel and taxes on such car. If Mr. Young’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Young for good reason (as defined in the agreement), Mr. Young will be entitled to continue receiving his then current base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change in control (as defined in the agreement), Mr. Young’s employment is terminated by the company other than for cause or is terminated by Mr. Young for good reason, Mr. Young will receive up to 2.99 times his average taxable income from the company for the five calendar years immediately preceding the calendar year of the change in control (with compensation for any partial year of employment annualized) (the “5-year average taxable compensation”), payable in equal monthly installments over three years, limited in any event to the maximum payment which could be made without any payment being considered an excess parachute payment under section 280G of the Internal Revenue Code. Additionally, Mr. Young is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment.

     Paul M. Harbolick, Jr., Executive Vice President & CFO of Bankshares and the Bank, is employed under an amended and restated employment agreement, originally effective March 1, 2003, amended and restated March 1, 2007, amended on December 30, 2008 and currently in effect until March 1, 2010. The agreement provides for an automatic one-year renewal each March 1 subject to a requirement of 60 days’ notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Harbolick’s current annual base salary is $190,800. Mr. Harbolick is eligible for the usual and customary employee benefits from the company including life and disability insurance. In addition, the agreement provides that the company will reimburse Mr. Harbolick for reasonable and customary business expenses incurred by him, will provide a country club allowance of up to $457 per month (as subsequently increased by the Board), and will provide an automobile allowance of $350 per month. If Mr. Harbolick’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Harbolick for good reason (as defined in the agreement), Mr. Harbolick will be entitled to continue receiving his then current base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change in control (as defined in the agreement), Mr. Harbolick’s employment is terminated by the company other than for cause or is terminated by Mr. Harbolick for good reason, Mr. Harbolick will receive an amount equal to two years’ compensation (defined as annual base salary plus the average of his last three years’ bonuses) payable in equal monthly installments over two years. Additionally, Mr. Harbolick is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment.
     Frank H. Grace, III, Executive Vice President of the Bank, is employed under an amended and restated employment agreement, originally effective January 13, 2004, amended and restated on March 1, 2007, amended on December 30, 2008 and currently in effect until March 1, 2010. The agreement provides for an annual automatic one year renewal each March 1 subject to a requirement of 60 days’ notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. The agreement further provides that a certain portion of any annual bonus will be used to pay down the balance on the loan that Mr. Grace entered into in connection with his golf club membership. Mr. Grace’s current annual base salary is $195,517. Mr. Grace is eligible for the usual and customary employee benefits from the company including life and disability insurance. In addition, the agreement provides that the company will reimburse Mr. Grace for reasonable and customary business expenses incurred by him and will lease a car for Mr. Grace with a lease payment of up to $786.40 per month and will pay or reimburse Mr. Grace for all maintenance, insurance, fuel and taxes on such car. The agreement further provides that the company will provide monthly dues for Mr. Grace to use a dining club and a golf club. If Mr. Grace’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Grace for good reason (as defined in the agreement), Mr. Grace will be entitled to continue receiving his then current base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change in control (as defined in the agreement), Mr. Grace’s employment is terminated by the company other than for cause or is terminated by Mr. Grace for good reason, Mr. Grace will receive 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over eighteen months. In addition, if after a change in control, Mr. Grace terminates his employment for good reason, the company will pay him one-half of the remaining balance on the loan, including principal and interest, that he entered into in connection with his golf club membership. Additionally, Mr. Grace is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. As of December 31, 2008, the entire balance of the loan that Mr. Grace entered into in connection with his golf club membership had been repaid.

     Craig W. Sacknoff, Executive Vice President of the Bank, is employed under an amended and restated employment agreement, originally effective March 1, 2003, amended and restated March 1, 2007, amended on December 30, 2008 and currently in effect until March 1, 2010. The agreement provides for an automatic one-year renewal each March 1 subject to a requirement of 60 days’ notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Sacknoff’s current annual base salary is $172,963. Mr. Sacknoff is eligible for the usual and customary employee benefits from the company including life and disability insurance. In addition, the agreement provides that the company will reimburse Mr. Sacknoff for reasonable and customary business expenses incurred by him and will lease a car for Mr. Sacknoff with a lease payment of up to $734.05 per month (as subsequently increased by the Board) and will pay or reimburse Mr. Sacknoff for all maintenance, insurance, fuel and taxes on such car. If Mr. Sacknoff’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Sacknoff for good reason (as defined in the agreement), Mr. Sacknoff will be entitled to continue receiving his then current base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change in control (as defined in the agreement), Mr. Sacknoff’s employment is terminated by the company other than for cause or is terminated by Mr. Sacknoff for good reason, Mr. Sacknoff will receive 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over eighteen months. Additionally, Mr. Sacknoff is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment.
     John B. McKenney, III, Senior Vice President and Chief Credit Officer of the Bank, is employed under a one-year employment agreement, effective March 1, 2007, amended on December 30, 2008 and currently in effect until March 1, 2010. The agreement provides for an annual automatic one year renewal each March 1 subject to a requirement of 60 days’ notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. McKenney’s current annual base salary is $139,120. Mr. McKenney is eligible for the usual and customary employee benefits from the company including life and disability insurance. In addition, the agreement provides that the company will reimburse Mr. McKenney for reasonable and customary business expenses incurred by him. If Mr. McKenney’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. McKenney for good reason (as defined in the agreement), Mr. McKenney will be entitled to continue receiving his then current base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change in control (as defined in the agreement), Mr. McKenney’s employment is terminated by the company other than for cause or is terminated by Mr. McKenney for good reason, Mr. McKenney will receive 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over eighteen months. Additionally, Mr. McKenney is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment.
     Thomas P. Danaher, President of Alliance Insurance, is employed under an employment agreement, originally entered into between Mr. Danaher and Thomas P. Danaher and Company, Inc. (now Alliance Insurance Agency, Inc.), effective November 15, 2005 and amended December 30, 2008, which is in effect until September 30, 2009. The agreement provides for an annual automatic one year renewal each September 30 subject to a requirement of 90 days’ notice in the event of nonrenewal by either party. The agreement was amended on December 30, 2008. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Danaher’s current annual base salary is $192,975. Mr. Danaher is eligible for the usual and customary employee benefits from the company including disability insurance. In addition, the agreement provides that the company will reimburse Mr. Danaher for reasonable and customary business expenses incurred by him, will provide an automobile allowance for Mr. Danaher of up to $750 per month and will pay or reimburse Mr. Danaher for all maintenance, insurance, fuel and taxes on such car. If Mr. Danaher’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Danaher for good reason (as defined in the agreement), Mr. Danaher will be entitled to continue receiving his then current base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change in control (as defined in the agreement), Mr. Danaher’s employment is terminated by the company other than for cause or is terminated by Mr. Danaher for good reason, Mr. Danaher will receive eighteen months’ salary based on his then current base salary, payable in equal monthly installments over eighteen months. Additionally, Mr. Danaher is subject to a non-compete commitment within a defined geographic area for a period of twelve months following termination of his employment if and only if employment is terminated by the company other than for cause or is terminated by Mr. Danaher for good reason within one year after a change in control (as defined in the agreement), or for a period of three years following termination of his employment if employment is terminated for any other reason.
     The definitions of “cause,” “good reason” and “change in control” under these employment agreements are discussed under “Potential Payments Upon Termination or Change in Control” below.

Potential Payments Upon Termination or Change in Control
     Pursuant to the terms of their employment agreements and the terms of their outstanding stock options under Bankshares’ stock option plans, the named executive officers are entitled to certain payments or benefits upon a change in control or in connection with certain termination events.
Employment Agreements
Compensation to be Paid Upon Termination For Cause
     Under the employment agreements, in the event the company terminates the executive’s employment for cause, the executive is not entitled to any compensation or benefits from the company following the date of termination. Termination for cause would require purposeful and/or serious wrongdoing on the part of the executive which reflected poorly on his integrity or moral character or which resulted in a breach of certain commitments he had made to the company.
Compensation to be Paid Upon Death
     Under the employment agreements, if the executive dies while he is employed by the company, his employment agreement will terminate but the company pays to his estate that portion of his salary which he would have earned through the end of the month in which his death occurs, as well as that portion of his annual cash bonus, if any, which he had accrued through the end of the month in which his death occurs. In addition, the company will pay the premiums on a group life insurance policy which will entitle the executive’s beneficiaries to a death benefit equal to twice the executive’s base salary. In the case of Mr. Young, the company will also pay the premiums on two additional life insurance policies providing a death benefit equal to $300,000 each.
Compensation to be Paid Upon Termination Without Cause or for Good Reason
     Under certain circumstances, either the executive or the company may desire to end his employment for a reason which is not set forth above. Among other events in this category, the company may terminate the executive’s employment even if he has done nothing wrong, the executive may resign from the company based on a “good reason,” or the company may determine that an executive is unable to continue working for the company due to disability. Under the employment agreements, termination of an executive for any reason other than for cause or as a result of the executive’s death will entitle the executive to receive termination compensation from the company. If the executive decides to terminate his employment, then he is only entitled to receive termination compensation payments if he does so for “good reason,” which means the company has changed certain aspects of his employment in a significant way that is not acceptable to him or otherwise fails to fulfill a commitment the company had made to him. In each of these circumstances, for each month until the end of the term of the executive’s employment agreement, or for twelve months following the date of termination if longer, the company will pay to the executive an amount equal to one-twelfth of the annual salary which he was earning immediately before the termination. In the event that the executive breaches the confidentiality, non-disclosure or non-competition commitments which he made to the company in his employment agreement, then the company will no longer be required to make these payments. These commitments generally last for twelve months after termination of employment.

Compensation to be Paid upon Change in Control
     Under the employment agreements, a change in control is a significant change in the company’s business or management that fits into one of these categories: (1) another party becomes the owner of enough of the company’s securities to control at least 50% of the voting power under certain circumstances; or (2) as a result of certain transactions, and within two years of the occurrence of such transactions, the people who formerly constituted a majority of the Board no longer constitute a majority of the Board. The executive’s employment agreements provide that any successor to the company, including an entity that becomes a successor as a result of a change of control, must assume and agree to perform the company’s obligations to the executives under the individual employment agreements. If a successor does not assume and agree to perform the company’s obligations under the individual employment agreements, then the executives will be entitled to terminate their employment for good reason and to receive the termination compensation described above. In the case of Mr. Young, if within one year after a change in control (as defined in the agreement) his employment is terminated by the company other than for cause or he resigns for good reason, Mr. Young will receive up to 2.99 times his 5-year average taxable compensation, payable in equal monthly installments over three years, limited in any event to the maximum payment which could be made without any payment being considered an excess parachute payment under section 280G of the Internal Revenue Code. In the case of Mr. Harbolick, if within one year after a change in control he is terminated without cause or he resigns for good reason, he will be entitled to an amount equal to two times his “compensation” (defined in the agreement as current base salary plus the average of the last three years’ bonus payments), payable in equal monthly installments over two years. In the case of Messrs. Grace, Sacknoff and McKenney, if within one year after a change in control, the executive officer is terminated without cause or he resigns for good reason, he will be entitled to an amount equal to 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over eighteen months. In the case of Mr. Danaher, if within one year after a change in control, his employment is terminated without cause or he resigns for good reason, he will be entitled to an amount equal to eighteen months’ salary based on his then current base salary, payable in equal monthly installments over eighteen months.
     In the case of Mr. Grace, if after a change in control, Mr. Grace terminates his employment for good reason, the Bank will pay him an additional severance payment in an amount equal to 50% of the remaining balance on the loan, including principal and interest, that he entered into in connection with his membership in a golf club.
Stock Options
     The 1999 Stock Option Plan provides for the grant of stock options to directors, consultants and key employees of Alliance. The 2007 Incentive Stock Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and stock awards to key employees, non-employee directors and non-employee service providers of Alliance. As of April 30, 2009, only stock options have been granted under the 2007 Incentive Stock Plan.

     Once granted under either the 1999 Stock Option Plan or the 2007 Incentive Stock Plan, options can be exercised to purchase Bankshares’ common stock only in accordance with a vesting schedule stated in each option award agreement and with the other terms of the individual grant. The following summarizes the treatment of stock options upon certain events under the 1999 Stock Option Plan and the 2007 Incentive Stock Plan.
Treatment of Stock Options Upon Termination For Cause
     Under both the 1999 Stock Option Plan and the 2007 Incentive Stock Plan, if a person’s employment or service is terminated by Alliance for cause, all of his stock options which have not been exercised will immediately be forfeited. The definition of “cause” under the 1999 Stock Option Plan is substantially similar to the definition of “cause” in the employment agreements described above. The definition of “cause” under the 2007 Incentive Stock Plan is substantially the same as the definition of “cause” in the 1999 Stock Option Plan, with the exception that the definition of “cause” under the 2007 Incentive Stock Plan expressly refers to Bankshares’ subsidiaries.
Treatment of Stock Options Upon Death or Incapacity
     Under both the 1999 Stock Option Plan and the 2007 Incentive Stock Plan, if a participant who has received stock options dies while he is working for or providing services to the company or one of its subsidiaries, his legal representative (usually his executor or administrator) has twelve months to exercise those vested options which the deceased person could have exercised as of the date of his death. Under both the 1999 Stock Option Plan and the 2007 Incentive Stock Plan, if a participant who has received stock options becomes incapacitated while he is working for or providing services to the company or one of its subsidiaries, his guardian or legal representative also has twelve months following the date of incapacity to exercise those vested options which the incapacitated person could have exercised as of the date of his incapacitation. After the 12-month period, any options which have not been exercised will be forfeited.
Treatment of Stock Options Upon Termination for Any Other Reason
     The employment or service of a person may end for a reason other than those set forth above. Under both the 1999 Stock Option Plan and the 2007 Incentive Stock Plan, if termination occurs for any other reason, such as retirement or resignation, a participant who has received stock options has three months to exercise those vested options which he could have exercised as of the date his employment or service ended. After the three-month period, any options which have not been exercised will be forfeited.

Treatment of Stock Options Upon Change in Control
     Under the 1999 Stock Option Plan, a change in control is a significant change in the Bankshares’ business that fits into one of these categories: (1) Bankshares transfers all or almost all of its assets to another party; (2) another party becomes the owner of more than 50% of the Bankshares’ stock; or (3) Bankshares is involved in a reorganization, a consolidation, or a merger with another party. If a change in control occurs, then, regardless of the usual vesting schedule, an employee who has received stock options may exercise all of his options, as long as the parties who own Bankshares’ common stock immediately before the change in control are not the same parties who hold, either directly or indirectly, a majority of the common stock of the acquiring party involved in the change in control. If a change in control occurs, the committee appointed by the Board to administer the 1999 Stock Option Plan may also take steps to protect those people who have received options, including (i) changing the exercise dates or termination dates of the options so that a person may exercise his options before the change in control; (ii) canceling the options a person has received and instead paying him cash in an amount equal to the fair market value of the stock on the day the change in control occurs, minus the exercise price he would have had to pay to exercise the options; or (iii) canceling the options a person has received and arranging for him to receive equivalent options to purchase the stock of the acquiring party involved in the change in control, so long as he receives substantially the same treatment under the substituted options that he would have received under the original options. The Board may also take other steps in addition to or instead of the steps set forth above to protect those people who have received options under the 1999 Stock Option Plan.
     Under the 2007 Incentive Stock Plan, a change in control is a significant change in Bankshares’ business that fits into one of these categories: (1) another party becomes the owner of 25% or more of Bankshares’ stock; (2) within any two-year period, the composition of the Board changes so that the directors who formerly constituted the Board no longer constitute a majority of the Board and the new directors were not approved by a sufficient number of former directors; (3) as a result of a merger or consolidation, Bankshares ceases to exist or Bankshares’ stock is converted into other property; (4) as a result of a merger or consolidation, Alliance continues to exist but the holders of Bankshares’ stock immediately prior to the transaction do not own at least 51% of Bankshares’ stock immediately following the transaction; (5) Bankshares transfers all or almost all of its assets to another party; or (6) Bankshares’ shareholders approve the liquidation or dissolution of the company. If a change in control occurs, then, regardless of the usual vesting schedule, a participant who has received stock options may exercise all of his options. If a change in control occurs, the committee appointed by the Board to administer the 2007 Incentive Stock Plan may also take steps to protect those people who have received options, including (i) changing the exercise dates or termination dates of the options so that a person may exercise his options before the change in control; (ii) canceling the options a person has received and instead paying him cash in an amount which could have been obtained upon the exercise of the option, had the option been currently exercisable; (iii) adjusting the option in an appropriate way to reflect the change in control; or (iv) causing the outstanding options to be assumed, or new rights substituted for those options, by the acquiring or surviving party involved in the change in control.
     The table below reflects potential payments to each of our named executive officers in the event of a termination of the named executive officer’s employment with us, whether due to retirement, death, disability, termination for cause, termination with good reason, or termination in connection with a change in control. The amounts shown assume in each case that the change in control or termination occurred on December 31, 2008, and that the relevant stock price was $1.39, which was the closing price of Bankshares’ common stock on December 31, 2008.

			Involuntary
			Termination
		Involuntary	Without Cause or
		Termination	Cause or
		Without	Voluntary		Involuntary
		Cause or	Termination		Termination for
		Voluntary	for Good		for Cause or
		Termination	Reason after		Voluntary
		for Good	Change in	Normal	Termination without
Name	Benefit	Reason	Control	Retirement	Good Reason	Death		Disability
Thomas A. Young, Jr.	Severance Payments	$291,500 (4)	$939,790 (5)	$—	$—	$—	(2)	$—
	Stock Option Vesting (1)	$—	$—	$—	$—	$—		$—
	Supplemental Life Insurance	$—	$—	$—	$—	$600,000	(3)	$—
	Total Value	$291,500	$939,790	$—	$—	$600,000		$—

Paul M. Harbolick,Jr.	Severance Payments	$190,800 (4)	$381,600	$—	$—	$—	(2)	$—
	Stock Option Vesting (1)	$—	$—	$—	$—	$—		$—
	Total Value	$190,800	$381,600	$—	$—	$—		$—

Frank H. Grace, III	Severance Payments	$195,517 (4)	$293,276	$—	$—	$—	(2)	$—
	Stock Option Vesting(1)	$—	$—	$—	$—	$—		$—
	Total Value	$195,517	$293,276	$—	$—	$—		$—

Craig W. Sacknoff	Severance Payments	$172,963 (4)	$259,445	$—	$—	$—	(2)	$—
	Stock Option Vesting (1)	$—	$—	$—	$—	$—		$—
	Total Value	$172,963	$259,445	$—	$—	$—		$—

John B. McKenney, III	Severance Payments	$139,120	$208,680	$—	$—	$—	(2)	$—
	Stock Option Vesting (1)	$—	$—	$—	$—	$—		$—
	Total Value	$139,120	$208,680	$—	$—	$—		$—

Thomas Patrick Danaher	Severance Payments	$192,975 (4)	$289,463	$—	$—	$—	(2)	$—
	Stock Option Vesting (1)	$—	$—	$—	$—	$—		$—
	Total Value	$192,975	$289,463	$—	$—	$—		$—

(1)	No amounts are reflected related to the accelerated vesting of unvested stock options because all unvested stock options were “out of the money” as of December 31, 2008.

(2)	Because the table assumes termination as of December 31, 2008, no amounts are reflected for payment of base salary earned through the end of the month in which death occurs.

(3)	Reflects life insurance proceeds payable to the named executive officer’s estate.

(4)	Reflects amount as a lump sum payment.

(5)	These amounts may be reduced in order to avoid excess parachute payments under Section 280G of the Internal Revenue Code, in accordance with the named executive officer’s employment agreement.
     The above table does not include benefits to which all salaried employees are entitled (such as life insurance) or the company’s 401(k) Plan benefits that would be paid to a named executive officer, except to the extent that the named executive officer is entitled to an additional or accelerated benefit as a result of the termination or change in control. In addition, the table does not include the value of vested but unexercised stock options as of December 31, 2008. The footnotes to the table describe the assumptions used in estimating the amounts set forth in the table. Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of the executive’s separation from Alliance.

DIRECTOR COMPENSATION
Director Compensation Table for 2008 (1)
     The following table provides compensation information for 2008, for each member of the Board of Directors.

	Fees Earned
	or	Option	All Other
Name	Paid in Cash	Awards(2)	Compensation	Total
	($)	($)	($)	($)
Oliver T. Carr, III	$21,000	$11,553	$—	$32,553
William M. Drohan	$24,500	$11,824	$—	$36,324
Lawrence N. Grant	$21,000	$11,824	$—	$32,824
Harvey E. Johnson,	$31,750	$11,824	$—	$43,574
Jr. (3) Serina Moy	$22,750	$11,824	$—	$34,574
George S. Webb	$24,500	$11,824	$—	$36,324
Robert G. Weyers	$24,500	$11,824	$—	$36,324
Thomas P. Danaher (4)	$—	$—	$3,000	$3,000
Thomas A. Young, Jr. Employee Director	Not eligible for compensation as a director.	Not eligible for compensation as a director.	Not eligible for compensation as a director.	Not eligible for compensation as a director.

(1)	Bankshares’ non-employee directors are not eligible for non-equity incentive compensation, pension plan benefits or deferred compensation. As a result there is no reported compensation for Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings.

(2)	Represents the amount of expense recognized in 2008 with respect to option awards for financial reporting purposes and therefore reflects awards granted prior to 2008. Please refer to note 24 to the Consolidated Financial Statements in the Original Filing for a detailed discussion of the assumptions used in the calculation of these amounts. As of December 31, 2008, the non-employee directors held the following options to purchase shares of common stock: Mr. Carr: 12,500, of which 1,875 were vested; Mr. Drohan: 33,391, of which 26,840 were vested; Mr. Grant: 49,591, of which 43,040 were vested; Mr. Johnson: 29,591, of which 23,040 were vested; Ms. Moy: 31,591, of which 25,040 were vested; Mr. Webb: 18,541, of which 11,990 were vested; Mr. Weyers: 49,591, of which 43,040 were vested; and Mr. Danaher (Chairman Emeritus): 44,591, of which 42,290 were vested.

(3)	Mr. Johnson passed away on March 12, 2009.

(4)	Thomas P. Danaher retired from the Board of Directors on January 26, 2006. As Chairman Emeritus, he is available for advice and counsel to members of the Board of Directors and the Senior Management Team. He is compensated $250 per month for these services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     The following table shows as of April 29, 2009, the beneficial ownership of Bankshares’ common stock of the shareholders known to Bankshares to be the beneficial owners of more than 5% of Bankshares’ common stock and who are not also directors or executive officers of Bankshares.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership		Percent of Class(1)

John W. Edgemond (2)	372,787	(2)	7.30%

Wellington Management Company, LLP (3)	365,305	(3)	7.15%

Grace & White, Inc. (4)	314,601	(4)	6.16%

(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days.

(2)	Based on Schedule 13D filed with the SEC on January 14, 2009 by John W. Edgemond. According to this Schedule 13D, as of January 7, 2009, Mr. Edgemond has sole or shared voting power with respect to all 372,787 of these shares and sole or shared investment power with respect to all 372,787 of these shares. Mr. Edgemond’s business address is 42660 John Mosby Highway, Chantilly, Virginia 20152.

(3)	Based on Schedule 13G/A filed with the SEC on February 17, 2009 by Wellington Management Company, LLP (“Wellington”). According to this Schedule 13G/A, as of December 31, 2008, in its capacity as investment advisor, Wellington has shared voting power with respect to 292,215 of these shares and shared investment power with respect to all 365,305 of these shares. The business address of Wellington is 75 State Street, Boston, MA 02109.

(4)	Based on Schedule 13G filed with the SEC on February 9, 2009 by Grace & White, Inc. According to this Schedule 13G, as of December 31, 2008, in its capacity as investment advisor, Grace & White, Inc. has sole voting power with respect to 10,100 of these shares and sole investment power with respect to all 314,601 of these shares. The business address of Grace & White, Inc. is 515 Madison Ave. Suite 1700, New York, New York 10022.

     The following table shows as of April 29, 2009 the beneficial ownership of Bankshares’ common stock of each director, certain executive officers and of all directors and executive officers of Bankshares as a group. The business address of each person listed below is c/o Alliance Bankshares Corporation, 14200 Park Meadow Drive, Suite 200 South, Chantilly, Virginia 20151.
Amount and Nature of Beneficial Ownership

Name of		Options Exercisable by	Percent
Beneficial Owner	Shares (1)	June 28, 2009	of Class (2)
Oliver T. Carr, III	550	1,875	0.05%
William M. Drohan (3)	25,993	26,840	1.03%
Frank H. Grace, III	32,056	49,059	1.57%
Lawrence N. Grant (4)	48,668	43,040	1.78%
Thomas Patrick Danaher	83,001	4,325	1.71%
Paul M. Harbolick, Jr.	3,806	86,607	1.74%
John B. McKenney, III	13,000	26,060	0.76%
Serina Moy (5)	71,277	25,040	1.88%
Craig W. Sacknoff (6)	22,724	82,697	2.03%
George S. Webb (7)	234,150	11,990	4.81%
Robert G. Weyers (8)	69,000	43,040	2.18%
Thomas A. Young, Jr. (9)	63,419	139,730	3.87%
All directors & executive officers as a group (12)	667,644	540,303	21.39%

(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days. Beneficial ownership also includes any shares held in the name of an individual’s spouse, minor children or other relatives living in the individual’s home. Except as otherwise indicated, each director, director nominee, or executive officer has sole voting and investment power with respect to the shares shown.

(2)	The ownership percentage of each individual is calculated based on the total of 5,106,819 shares of common stock that were outstanding as of April 29, 2009, plus the number of shares that can be issued to the individual within sixty days of April 29, 2009 upon the exercise of stock options held by the individual, whether or not such options are “in the money.” Shares of common stock that are subject to exercisable stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by any person or group but are not deemed outstanding for the purpose of computing the percentage of common stock owned by any other person or group.

(3)	Includes 880 shares held by Mr. Drohan’s spouse.

(4)	Includes 6,469 shares Mr. Grant holds jointly with his spouse; 8,810 shares held by Mr. Grant’s spouse; 738 shares held by the Grant Revocable Family Trust with respect to which Mr. Grant has shared voting and shared investment power; and 1,294 shares held by Independent Insurance Center, Inc. with respect to which Mr. Grant has shared voting and shared investment power.

(5)	Includes 11,954 shares Ms. Moy holds jointly with her spouse, 1,800 shares held by Ms. Moy’s spouse and 1,187 shares held as custodian on behalf of or by Ms. Moy’s children.

(6)	Includes 1,150 shares Mr. Sacknoff holds jointly with his spouse, 58 shares held jointly with Mr. Sacknoff’s children and 29 shares held as custodian for Mr. Sacknoff’s son.

(7)	Includes 67,000 shares held by Mr. Webb’s spouse; and 25,875 shares held by Laurkel Investment Partners LP with respect to which Mr. Webb has shared voting and shared investment power.

(8)	Includes 67,706 shares Mr. Weyers holds jointly with his spouse.

(9)	Includes 173 shares Mr. Young holds jointly with his spouse.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information as of December 31, 2008 about the shares that may be issued under all of our existing equity compensation plans.

Equity Compensation Plan Information
		Weighted-average	Number of securities remaining
	Number of securities to	exercise price of	available for future issuance
	be issued upon exercise	outstanding	under equity compensation plans
	of outstanding options,	options, warrants	(excluding securities reflected in
Plan category	warrants and rights (a)	and rights (b)	column (a)) (c)

Equity compensation plans approved by security holders (1)	898,998	$9.57	124,555

Equity compensation plans not approved by security holders	—	—	—

Total	898,998	$9.57	124,555

(1)	All shares relate to the 1999 Stock Option Plan and the 2007 Incentive Stock Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
     The Board of Directors is comprised of a majority of “independent” directors, as defined by the listing standards of the Nasdaq as currently in effect and applicable to Bankshares. Independent directors do not receive consulting, legal or other fees from Bankshares, the Bank, ABMD or Alliance Insurance, other than Board and committee compensation. Although companies affiliated with certain of these directors provide goods and services to Bankshares, the Bank, ABMD or Alliance Insurance, the Board of Directors has determined in accordance with the Nasdaq listing standards that these independent directors have no relationships with Bankshares, the Bank, ABMD or Alliance Insurance that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The Board has determined that all directors are independent with the exception of Messrs. Young and Grant.
Interest of Management in Certain Transactions
     The Bank grants loans and letters of credit to its executive officers, directors and their affiliated entities. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features. The aggregate amount of such loans outstanding at December 31, 2008 and 2007 was approximately $1.9 million and $440,000, respectively. During 2008, new loans and line of credit advances to such related parties amounted to $1.7 million in the aggregate and payments amounted to $223,000 in the aggregate.
     The Bank also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2008 and 2007 amounted to $2.5 million and $3.2 million, respectively.
     On November 17, 2005, the Bank acquired the Danaher Insurance Agency in Annandale, Virginia from Thomas Patrick Danaher (“Mr. Danaher”), the son of Danaher Insurance Agency founder and former Alliance Bankshares director and former Chairman of the Board (now Chairman Emeritus), Thomas P. Danaher. Pursuant to a Stock Purchase Agreement dated October 6, 2005, Alliance Bank paid Mr. Danaher $2,975,000 in cash (including escrows) in exchange for all of the issued and outstanding capital stock of Danaher Insurance. Under the Stock Purchase Agreement, Alliance Bank would pay up to an additional $225,000 to Mr. Danaher depending on the insurance operation’s earnings in calendar 2006 and 2007. In March 2007, after achieving the 2006 performance requirement, a payment of $112,500 was made to Mr. Danaher. In April 2008, after achieving the 2007 performance requirement, a payment of $112,500 was made to Mr. Danaher. As a result of the acquisition, Danaher Insurance has been renamed Alliance Insurance Agency, Inc. and is now a wholly-owned subsidiary of Alliance Bank, and Mr. Danaher, who was the president of Danaher Insurance has entered into an employment agreement with Alliance Insurance, dated as of November 15, 2005, pursuant to which he serves as President of Alliance Insurance. The acquisition of the Danaher Insurance Agency was approved by the full Board of Directors.

     Under Bankshares’ Code of Ethics, all directors and employees (including the executive officers) are prohibited from having any direct or indirect financial or other participation in any business that competes with, supplies goods or services to, or is a customer of Bankshares. Bankshares’ President, Chief Financial Officer and Chairman of the Audit Committee are the Compliance Officers as identified in the Code of Ethics and are responsible for overseeing compliance with the Code of Ethics. These kinds of transactions are sometimes referred to as “related person transactions.”
     In addition, the Audit Committee is responsible for reviewing, approving and/or ratifying all related person transactions, other than related person transactions with respect to routine banking matters, which are reviewed in accordance with Regulation O and are not reviewed by the Audit Committee. The Audit Committee’s decision whether or not to approve or ratify a related person transaction will be made in light of the committee’s determination as to whether the transaction is or is not in the best interests of Bankshares. Where such transactions involve a director, the committee may also take into account the effect of the transaction on the director’s status as an independent member of the Board and eligibility to serve on Board committees under SEC and Nasdaq rules and regulations.
     The term “related person” generally means any of Bankshares’ directors or executive officers, nominees for director, persons known to own 5% or more of Bankshares’ common stock, and any member of the “immediate family” of such person.
     A “related person transaction” is generally an existing or proposed transaction in which Bankshares was or is to be a participant and the amount involved exceeds $120,000, and in which the related person had or will have a direct or indirect material interest. A related person transaction does not include:
•	the payment of compensation by Bankshares to its executive officers, directors or nominees for director; or

•	a transaction if the interest of the related person arises solely from the ownership of Bankshares’ common stock and all shareholders receive the same benefit on a pro-rata basis.
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
     The following table presents the fees for professional audit services rendered by Yount, Hyde & Barbour, P.C. for the audit of Bankshares’ consolidated financial statements for the fiscal years ended December 31, 2008 and 2007, and fees billed for other services rendered by Yount, Hyde & Barbour, P.C. during those periods. All services reflected in the following table for 2008 and 2007 were pre-approved in accordance with the policy of the Audit Committee of the Board of Directors.

Year Ended December 31,	2008	2007
Audit Fees (1)	$103,295	$173,450
Audit Related Fees (2)	9,340	11,650
Tax Fees (3)	8,200	6,350
All Other Fees	—	—

Total	$120,835	$191,450

(1)	Audit fees consist of audit and review services, report on internal control over financial reporting (2007 only) and review of documents filed with the SEC.

(2)	Audit related fees consist of pre-approved consultation concerning financial accounting and reporting standards, Public Funds agreed upon procedures and agreed upon procedures for ACH compliance.

(3)	Tax fees consist of preparation of Federal and State income tax returns and consultation regarding tax compliance issues.
     The Audit Committee has determined that the provision by Yount, Hyde & Barbour, P.C. of the non-audit services referred to above is compatible with the maintenance of that firm’s independence.
Pre-Approval Policies
     Pursuant to the terms of its charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by Bankshares’ independent accountants. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent accountants in order to ensure that the provisions of such services does not impair the accountants’ independence. The Audit Committee has delegated interim pre-approval authority to Mr. Johnson, former Co-Chairman of the Audit Committee and subsequently delegated such authority to Ms. Moy, current Chairperson of the Audit Commitee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. In addition, pre-approved research and consultation fees requested by management may be performed throughout the engagement year not to exceed $5,000.

PART IV.
Item 15. Exhibits and Financial Statement Schedules
     The exhibits filed as part of this Amendment are as follows:
(a) Exhibits
31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION (Registrant)
April 30, 2009	/s/ Thomas A. Young, Jr.
Date	Thomas A. Young, Jr.
President & Chief Executive Officer (principal executive officer)

April 30, 2009	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer (principal financial and accounting officer)