Form 10-Q
period 2009-03-31
ALLIANCE BANKSHARES CORP
filed 2009-05-15
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑

As of May 8, 2009, the number of outstanding shares of registrant’s common stock, par value $4.00 per share, was: 5,106,819.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
March 31, 2009, December 31, 2008 and March 31, 2008
(Dollars in thousands)

	March	December	March
	31,	31,	31,
	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$39,152	$12,205	$26,294
Federal funds sold	17,786	5,050	2,935
Trading securities, at fair value	60,164	82,584	89,355
Investment securities available-for-sale, at fair value	100,814	73,303	25,320
Loans held for sale	884	347	2,209
Loans, net of allowance for loan losses of $5,225, $5,751 and $5,421	362,428	361,620	372,647
Premises and equipment, net	1,856	1,888	1,997
Other real estate owned	9,845	11,749	14,200
Goodwill and intangibles	5,795	5,900	6,339
Accrued interest and other assets	15,522	18,203	13,071

TOTAL ASSETS	$614,246	$572,849	$554,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$113,715	$75,448	$78,969
Savings and NOW deposits	57,158	44,821	38,911
Money market deposits	14,517	17,673	35,077
Time deposits ($9,412, $24,180 and $89,259 at fair value)	279,685	290,782	235,121

Total deposits	465,075	428,724	388,078

Repurchase agreements, federal funds purchased and other borrowings	47,017	40,711	57,383
Federal Home Loan Bank advances ($26,156, $26,361 and $26,443 at fair value)	51,156	51,361	51,443
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	3,901	4,576	3,580
Commitments and contingent liabilities	—	—	—

Total liabilities	577,459	535,682	510,794

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,106,819 shares issued and outstanding at March 31, 2009, December 31, 2008 and March 31, 2008, respectively	20,427	20,427	20,427
Capital surplus	25,435	25,364	25,153
Retained (deficit)	(9,099)	(8,620)	(1,678)
Accumulated other comprehensive income (loss), net	24	(4)	(329)

Total stockholders’ equity	36,787	37,167	43,573

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$614,246	$572,849	$554,367

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands, except for per share data)

	2009	2008
INTEREST INCOME:
Loans	$5,285	$6,241
Trading securities	658	1,109
Investment securities	1,167	299
Federal funds sold	13	46

Total interest income	7,123	7,695

INTEREST EXPENSE:
Savings and NOW deposits	116	169
Time deposits	2,732	2,851
Money market deposits	53	239
Repurchase agreements, federal funds purchased and other borrowings	560	1,267

Total interest expense	3,461	4,526

Net interest income	3,662	3,169

Provision for loan losses	574	550

Net interest income after provision for loan losses	3,088	2,619

OTHER INCOME:
Insurance commissions	952	1,063
Deposit account service charges	68	78
Gain on residential mortgage loan sales	42	60
Net gain on sale of available-for-sale securities	589	2
Trading activity and fair value adjustments	(465)	(2,555)
Other operating income	18	43

Total other income (loss)	1,204	(1,309)

OTHER EXPENSES:
Salaries and employee benefits	2,192	2,294
Occupancy expense	607	545
Equipment expense	218	235
Other real estate owned expense	398	8
Operating expenses	1,608	1,382

Total other expenses	5,023	4,464

(LOSS) BEFORE INCOME TAXES	(731)	(3,154)

Income tax (benefit)	(252)	(1,076)

NET (LOSS)	$(479)	$(2,078)

Net (loss) per common share, basic	$(0.09)	$(0.41)

Net (loss) per common share, diluted	$(0.09)	$(0.41)

Weighted average number of shares, basic	5,106,819	5,106,819

Weighted average number of shares, diluted	5,106,819	5,106,819

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)

				Accumulated		Total
			Retained	Other		Stock-
	Common	Capital	Earnings	Comprehensive	Comprehensive	holders’
	Stock	Surplus	(Deficit)	Income (Loss)	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2007	$20,427	$25,082	$400	$(176)		$45,733

COMPREHENSIVE (LOSS):

Net loss	—	—	(2,078)	—	$(2,078)	(2,078)
Other comprehensive (loss), net of tax:
Unrealized holding losses on securities available-for-sale, net of tax of $(78)	—	—	—	—	(152)	—
Less: reclassification adjustment, net of income taxes of $(1)	—	—	—	—	(1)	—

Other comprehensive (loss), net of tax	—	—	—	(153)	(153)	(153)

Total comprehensive (loss)	—	—	—	—	$(2,231)	—

Stock-based compensation expense	—	71	—	—		71

BALANCE, MARCH 31, 2008	$20,427	$25,153	$(1,678)	$(329)		$43,573

BALANCE, DECEMBER 31, 2008	$20,427	$25,364	$(8,620)	$(4)		$37,167

COMPREHENSIVE INCOME (LOSS):

Net loss	—	—	(479)	—	$(479)	(479)
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $215	—	—	—	—	417	—
Less: reclassification adjustment, net of income taxes of $(200)	—	—	—	—	(389)	—

Other comprehensive gain, net of tax	—	—	—	28	28	28

Total comprehensive (loss)	—	—	—	—	$(451)	—

Stock-based compensation expense	—	71	—	—		71

BALANCE, MARCH 31, 2009	$20,427	$25,435	$(9,099)	$24		$36,787

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(479)	$(2,078)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	377	420
Provision for loan losses	574	550
Losses on Other Real Estate Owned	170	—
Origination of loans held for sale	(4,303)	(5,411)
Proceeds from sale of loans held for sale	3,808	5,187
Gain on loan sales	(42)	(60)
Stock-based compensation expense	71	71
Net (gain) on sale of securities available-for-sale	(589)	(2)
Trading activity and fair value adjustments	465	2,555
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	969	(10,569)
Other liabilities	(675)	(1,557)

Net cash provided by (used in) operating activities	346	(10,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(12,736)	(1,679)
Purchase of securities available-for-sale	(46,795)	(4,354)
Proceeds from sale/calls of securities available-for-sale	18,285	4,343
Paydowns on securities available-for-sale	2,777	—
Net change in trading securities	21,432	(4,773)
Net change in restricted stock	(1,069)	636
Net change in loan portfolio	(625)	18,616
Proceeds from sale of Other Real Estate Owned	2,674	—
Purchase of premises and equipment	(141)	(138)

Net cash provided by (used in) investing activities	(16,198)	12,651

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	38,267	12,817
Savings and NOW deposits	12,337	(3,692)
Money market deposits	(3,156)	1,032
Time deposits	(10,955)	10,079
Repurchase agreements, federal funds purchased and other borrowings	6,306	19,180
FHLB long term advances	—	(25,000)

Net cash provided by financing activities	42,799	14,416

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,947	16,173

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,205	10,121

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,152	$26,294

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. General
     Alliance Bankshares Corporation (Bankshares) is a single-bank holding company that was incorporated under Virginia law in 2002. Bankshares conducts its primary operations through its subsidiaries. Our banking subsidiary, Alliance Bank Corporation (the Bank or Bank) is state-chartered in Virginia and is a member of the Federal Reserve System. In addition to the Bank, Bankshares has another subsidiary, Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust that was formed in connection with the issuance of trust preferred capital securities in June of 2003.
     The Bank is a state-chartered commercial bank that was incorporated in Virginia and opened for business on November 16, 1998 and has continuously offered banking products and services to surrounding communities since that date. The Bank has six full service banking facilities. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in the greater Washington, D.C. metropolitan area. In addition, the Bank offers a wide array of mortgage products for our clients. We use the internet to offer online account access, bill payment and commercial cash management. In addition, certain loan and deposit products may be offered from time to time on our website, as well as at our numerous physical locations. The Bank executes our business via four distinct business lines: Commercial Banking, Private Client Services, Retail Banking and Insurance. The Bank provides the insurance products via its wholly owned insurance subsidiary, Alliance Insurance Agency, Inc. (AIA).
     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of March 31, 2009, December 31, 2008 and March 31, 2008, the results of operations for the three month periods ended March 31, 2009 and 2008, and cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2009 and 2008. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
     Operating results for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of full year financial results.

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
     Included within salaries and employee benefits expense for both the three months ended March 31, 2009 and the three months ended March 31, 2008 is $71 thousand of stock-based compensation. As of March 31, 2009 and December 31, 2008, there was $567 thousand and $612 thousand, respectively, of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period.
     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average assumptions for grants in the first three months of 2009 were: price volatility of 49.32%, risk-free interest rates of 1.8%, dividend rate of 0.00% and expected lives of 5.00 years. There were no grants for the first quarter of 2008.
     Stock option activity for the three months ended March 31, 2009 is summarized below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2009	898,998	$9.57
Granted	13,000	1.54
Exercised	—	—
Forfeited	1,725	13.04

Outstanding at March 31, 2009	910,273	$9.45	4.5	$—

Exercisable at March 31, 2009	689,545	$9.45	4.5	$—

2. Fair Value Measurements
     Bankshares adopted the provisions of SFAS No. 157, Fair Value Measurements and SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities effective January 1, 2007. SFAS No. 157 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
     In February of 2008, the FASB issued Staff Position No. 157-2 (FSP No. 157-2) which delayed the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-2 defers the effective date of SFAS No. 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, Bankshares has only partially applied SFAS No. 157. Those items affected by FSP No. 157-2 include OREO, goodwill and core deposit intangibles.
     In October of 2008, the FASB issued Staff Position No. 157-3 (FSP No. 157-3) to clarify the application of SFAS No. 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 was effective upon issuance, including prior periods for which financials statements were not issued.
Fair Value Hierarchy
     SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Bankshares’ market assumptions. The three levels of the fair value hierarchy under SFAS No. 157 based on these two types of inputs are as follows:
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

     The following describes the valuation techniques used by Bankshares to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
     Trading Securities. Trading securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that considers observable market data (Level 2).
     The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurements at March 31, 2009
					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	Current
Description	Value	(Level 1)	(Level 2)	(Level 3)	Quarter

	(dollars in thousands)
Assets

Trading securities	$60,164	$—	$25,341	$34,823	$(812)

Liabilities

Time deposits (brokered certificates of deposit)	9,412	—	9,412	—	142
FHLB advances	26,156	—	—	26,156	205

					$(465)

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
(dollars in thousands)

	Trading Assets	FHLB Advances
Beginning balance, December 31, 2008	$35,947	$26,361
Transfers into Level 3	11,742	—
Sales, maturities or calls	(12,250)	—
Realized losses	(84)	—
Unrealized losses on trading assets	(532)	—
Unrealized gains on liabilities	—	(205)

Ending balance, March 31, 2009	$34,823	$26,156

     Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the period (above) are reported in trading revenues and in other revenues as follows:

Trading
Revenues
Total gains or losses included in earnings (or changes in net assets) for the period (above)	$(197)

Changes in unrealized gains or losses relating to assets still held at March 31, 2009	$(615)

     For the assets and liabilities selected for fair value accounting, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. Beginning at the end of September 2008, three month LIBOR was acting in a distressed manner due to the financial crisis. In addition, certain instruments were difficult to value due to market anomalies. Therefore beginning in September 2008 and continuing through March 2009, certain fair value instruments were valued using additional inputs. The values reflect market prices adjusted for normalized or non-distressed spreads on the instruments.
     Interest income and expense is accounted for using the level yield method on the accrual basis of accounting. Changes in fair values associated with fluctuations in market values reported above are reported as “Trading activity and fair value adjustments” on the consolidated statements of operations.
     Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

     The following describes the valuation techniques used by Bankshares to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:
     Loans Held For Sale. Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Bankshares records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended March 31, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of operations.
     Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Bankshares using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.
     Other Real Estate Owned. OREO is measured at fair value based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.
     The following table summarizes Bankshares’ financial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at March 31, 2009
		Quoted	Significant	Significant
		Quoted Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

	(dollars in thousands)
Assets
Impaired loans	$5,041	$—	$4,294	$—
OREO	$9,845	$—	$9,845	$—
Loans held-for-sale	$884	$—	$884	$—
3. Trading Securities
     The following table reflects our trading assets accounted for on a fair value basis and the effective yield of the instruments as of the dates indicated:

	March 31,		December 31,		March 31,
	2009		2008		2008
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Trading securities:
U.S. government corporations and agencies	$49,016	3.27%	$70,333	4.15%	$75,606	5.21%
PCMOs	11,148	5.42%	12,251	5.42%	13,749	5.38%

Total trading securities	$60,164	3.75%	$82,584	4.34%	$89,355	5.24%

4. Investment Securities
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at March 31, 2009 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$23,900	$866	$—	$24,766
U.S. government agency CMOs & PCMOs	42,377	257	(251)	42,383
U.S. government agency MBS	15,581	235	—	15,816
Municipal securities	12,544	20	(1,089)	11,475
Restricted stocks:
Community Bankers Bank	206	—	—	206
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	4,967	—	—	4,967

Total available-for-sale securities	$100,776	$1,378	$(1,340)	$100,814

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2008 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$32,125	$1,104	$—	$33,229
U.S. government agency CMOs & PCMOs	8,596	516	(3)	9,109
U.S. government agency MBS	8,594	42	(15)	8,621
Municipal securities	18,688	19	(1,668)	17,039
Restricted stocks:
Community Bankers Bank	206	—	—	206
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,898	—	—	3,898

Total available-for-sale securities	$73,308	$1,681	$(1,686)	$73,303

     There were no held-to-maturity investments at March 31, 2009 or December 31, 2008.
     The following tables present the aggregate amount of unrealized loss in investment securities as of March 31, 2009 and December 31, 2008. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

			March 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. government agency CMOs & PCMOs	$28,146	$(251)	$—	$—	$28,146	$(251)
Municipal securities	7,333	(430)	3,676	(659)	11,009	(1,089)

Total temporarily impaired investment securities	$35,479	$(681)	$3,676	$(659)	$39,155	$(1,340)

     As of March 31, 2009, 40 securities have an unrealized loss totaling $1.3 million. Management believes the unrealized losses noted at March 31, 2009 in the table above is one result of current market conditions and do not reflect on the ability of the issuers to repay the obligations. Bankshares has the intent and ability to hold these securities until maturity or for a period of time sufficient to allow for any anticipated recovery.
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

			December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. government agency CMOs & PCMOs	$2,513	$(3)	$—	$—	$2,513	$(3)
U.S. government agency MBS	2,009	(15)	—	—	2,009	(15)
Municipal securities	15,151	(1,240)	1,424	(428)	16,575	(1,668)

Total temporarily impaired investment securities	$19,673	$(1,258)	$1,424	$(428)	$21,097	$(1,686)

5. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages as of the dates indicated:

	March 31,		December 31,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Real estate:
Residential real estate	$95,934	26.1%	$92,764	25.3%
Commercial real estate	156,787	42.6%	154,929	42.1%
Construction	69,123	18.8%	71,771	19.5%

Total real estate	321,844	87.5%	319,464	86.9%
Commercial	41,970	11.4%	44,409	12.1%
Consumer	3,247	0.9%	3,498	1.0%
Other	592	0.2%	—	0.0%

Gross loans	367,653	100.0%	367,371	100.0%

Less: allowance for loan losses	(5,225)		(5,751)

Net loans	$362,428		$361,620

     As of March 31, 2009 and December 31, 2008, there were $194 thousand and $102 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.
6. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses for the periods presented:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2009	2008	2008
	(dollars in thousands)
Balance, beginning of period	$5,751	$6,411	$6,411
Provision for loan losses	574	4,724	550
Loans charged off	(1,140)	(6,014)	(1,627)
Recoveries of loans charged off	40	630	87

Net charge-offs	(1,100)	(5,384)	(1,540)

Balance, end of period	$5,225	$5,751	$5,421

     Impaired loans and nonaccrual loans are summarized as follows as of the dates indicated:

	March 31,	December 31,
	2009	2008
	(dollars in thousands)
Impaired loans without a valuation allowance	$118	$—
Impaired loans with a valuation allowance	4,923	4,895

Total impaired loans	$5,041	$4,895

Valuation allowance related to impaired loans	$628	$1,148

Total loans past due 90 days and still accruing	$—	$90

Average investment in impaired loans	$6,285	$27,975

Interest income recognized on impaired loans	$38	$553

Interest income recognized on a cash basis on impaired loans	$38	$553

     There were no nonaccrual loans excluded from impaired loan disclosures as of March 31, 2009 and December 31, 2008. No additional funds are committed to be advanced in connection with impaired loans.
7. OTHER REAL ESTATE OWNED
     The table below reflects Other Real Estate Owned (OREO) as of the periods indicated:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2009	2008	2008
	(dollars in thousands)
Balance, beginning of period	$11,749	$4,277	$4,277
Properties acquired at foreclosure	940	17,706	11,798
Capital improvements on foreclosed properties	—	915	273
Sales on foreclosed properties	(2,674)	(8,039)	(2,148)
Valuation adjustments	(170)	(3,110)	—

Balance, end of period	$9,845	$11,749	$14,200

     Expenses applicable to OREO include the following:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2009	2008	2008
	(dollars in thousands)
Net loss on sales of OREO	$14	$120	$—
Valuation adjustments	170	3,110	—
Operating expenses, net of rental income	214	759	8

	$398	$3,989	$8

8. Intangibles and Goodwill
     On November 15, 2005, Alliance Bank acquired all of the stock of Danaher Insurance Agency, Inc, a Virginia based insurance agency. Upon consummation of the transaction, the agency was renamed Alliance Insurance Agency, Inc (AIA). The Bank paid $3.0 million in cash (including escrows) for the stock in the agency. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately $1.6 million of the purchase price was deemed to be an intangible asset and amortized over ten years in accordance with the accounting prescribed in SFAS No. 142, Goodwill and Other Intangible Assets.
     On December 14, 2006, AIA acquired certain assets and liabilities of Battlefield Insurance Agency, Inc, and Northern Virginia Insurance Agency, Inc., both Virginia based insurance agencies. AIA paid a total of $2.4 million, of which $1.5 million was in cash with contract payments of $295 thousand due each of the next three years amounting to $885 thousand. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately $1.0 million of the purchase price was deemed to be an intangible asset and amortized over ten years in accordance with the accounting prescribed in SFAS No. 142, Goodwill and Intangible Assets.
     On April 5, 2007, AIA acquired certain assets and liabilities of the Thomas Agency, Inc., a Virginia based insurance agency. AIA paid a total of $1.1 million, of which $875 thousand was in cash and $175 thousand was in restricted common stock of Bankshares. In addition, Earnout Payment Amounts up to $350 thousand for the insurance agencies performance in calendar years 2007, 2008 and 2009 may be paid out if performance objectives are achieved.
     The value of intangibles and goodwill for insurance activities was $5.8 million and $5.9 million as of March 31, 2009 and December 31, 2008, respectively. For the three months ended March 31, 2009, amortization expense for the insurance operation was $105 thousand, compared to $336 thousand for year ended on December 31, 2008. Amortization of customer intangibles for the insurance agencies is expected to be $420 thousand annually for 2009 through 2012.

     Goodwill related to the AIA acquisitions is tested for impairment on an annual basis or more frequently if events or circumstances warrant. For the year ended December 31, 2008, Bankshares performed an evaluation of the goodwill associated with its acquisition of the insurance agencies and recorded an impairment of $300 thousand.
9. Federal Home Loan Bank Advances
     Bankshares has two convertible advances with the FHLB. One advance is accounted for on a fair value basis and one advance is accounted for on a cost basis.
     At March 31, 2009 and December 31, 2008, the convertible advance accounted for on a fair value accounting basis had a par value of $25.0 million and matures in 2021. The advance was converted by the FHLB in February 2009 from a floating rate to a fixed rate.

			March 31, 2009			December 31, 2008
Type of	Advance	Maturity	Interest	Par	Fair	Interest	Par	Fair
Advance	Term	Date	Rate	Value	Value	Rate	Value	Value
			(dollars in thousands)
Convertible*	15 years	2021	3.99%	$25,000	$26,156	1.42%	25,000	26,361

Total FHLB Advances			3.99%	$25,000	$26,156	1.42%	$25,000	$26,361

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     At March 31, 2009 and December 31, 2008, Bankshares had a convertible FHLB advance accounted for on a cost basis totaling $25.0 million that matures in 2012.

			March 31, 2009		December 31, 2008
Type of	Advance	Maturity	Interest	Par	Interest	Par
Advance	Term	Date	Rate	Value	Rate	Value
			(dollars in thousands)
Convertible*	3 years	2012	1.29%	$25,000	2.21%	25,000

Total FHLB Advances			1.29%	$25,000	2.21%	$25,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
10. Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of March 31, 2009 was 4.47% compared to 5.15% as of December 31, 2008.
     All or a portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At March 31, 2009 and December 31, 2008, the entire amount was considered Tier 1 capital.
11. Earnings (Loss) Per Share
     The following table shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders for the periods presented.
Three Months Ended March 31,

	2009		2008
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic (loss) per share	5,106,819	$(0.09)	5,106,819	$(0.41)

Effect of dilutive securities, stock options	—		—

Diluted (loss) per share	5,106,819	$(0.09)	5,106,819	$(0.41)

Net (loss) utilized in the earnings per share calculations above:	$(479,000)		$(2,078,000)

     Average shares of 908,723 and 932,667 have been excluded from the calculation for the three months ended March 31, 2009 and March 31, 2008, respectively, because their effects were anti-dilutive.
12. Supplemental Cash Flow Information

	March 31,	March 31,
	2009	2008
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the three months	$3,701	$3,536

Income taxes paid during the three months	$—	$—

Supplemental Disclosures of Noncash Activities:
Fair value adjustment on available-for-sale securities	$43	$(231)

Transfer of loans to foreclosed assets	$940	$11,798

13. Segment Reporting
     Bankshares has two reportable segments: traditional commercial and mortgage banking and insurance agency. In evaluating the segment disclosures for all presented periods, it was determined that revenues, assets and performance of the mortgage banking activity do not warrant separate segment reporting. Revenues from commercial and mortgage banking operations consist primarily of interest earned on loans, investment securities, trading account assets, fees from deposit services, interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. Insurance agency’s revenues consist of property and casualty commissions, contingency commissions, and employee benefits commissions.
     All intercompany transactions are eliminated in the consolidation process.
     The following tables present segment information for the three month periods ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31, 2009
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$7,123	$—	$—	$7,123
Gain on sale of loans	42	—	—	42
Insurance commissions	—	952	—	952
Trading activity and fair value adjustments	(465)	—	—	(465)
Other	675	—	—	675

Total operating income	7,375	952	—	8,327

Expenses:
Interest expense	3,461	—	—	3,461
Provision for loan losses	574	—	—	574
Salaries and employee benefits	1,736	456	—	2,192
Other	2,684	147	—	2,831

Total operating expenses	8,455	603	—	9,058

Income (loss) before income taxes	$(1,080)	$349	$—	$(731)

Total assets	$615,166	$1,066	$(1,986)	$614,246

Capital expenditures	$141	$—	$—	$141

	For the Three Months Ended
	March 31, 2008
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agency	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$7,709	$—	$(14)	$7,695
Gain on sale of loans	60	—	—	60
Insurance commissions	—	1,063	—	1,063
Trading activity and fair value adjustments	(2,555)	—	—	(2,555)
Other	123	—	—	123

Total operating income	5,337	1,063	(14)	6,386

Expenses:
Interest expense	4,540	—	(14)	4,526
Provision for loan losses	550	—	—	550
Salaries and employee benefits	1,814	480	—	2,294
Other	2,017	153	—	2,170

Total operating expenses	8,921	633	(14)	9,540

Income (loss) before income taxes	$(3,584)	$430	$—	$(3,154)

Total assets	$557,440	$1,542	$(4,615)	$554,367

Capital expenditures	$131	$7	$—	$138

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bankshares, the Bank and AIA, on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2008 and the unaudited consolidated financial statements and accompanying notes included elsewhere in this report.
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
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “ anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Further adverse changes in the overall national economy as well as continuing adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. metropolitan region;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	Sustained weakness in the local housing market;

•	Additional negative changes in the national and local home mortgage market;

•	The timing and value realized upon the sale of Other Real Estate Owned (OREO) property;

•	Changes in regulatory requirements and/or restrictive banking legislation, including the impact of any policies or programs including Emergency

Economic Stabilization Act of 2008 (EESA), as amended by the American Recovery and Reinvestment Act of 2009 (ARRA);

•	Changes in Federal Deposit Insurance Corporation (FDIC) deposit insurance programs including the Temporary Liquidity Guarantee Program;

•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Effects of implementation of certain balance sheet strategies;

•	Timing of expected implementation of certain balance sheet strategies;

•	Impacts of fair value accounting, including income statement volatility;

•	Anticipated growth of our insurance company;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our use of technology or the use of technology by key competitors;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards; and

•	Other factors described from time to time in our SEC filings.
     In addition, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or the actions taken by the Department of the Treasury thereunder will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the competitive landscape.
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
Goodwill
     Bankshares adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Based on the results of these tests, Bankshares concluded that there was impairment during 2008, and an impairment charge of $300 thousand was recorded.
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
Overview
     Bankshares’ primary financial goals are to maximize earnings and to deploy capital in profit driven initiatives that will enhance shareholder value. Bankshares tracks the performance of our two principal business segments, commercial and mortgage banking and our insurance agencies, in order to assess the level of success in achieving these goals.
     Highlights of Bankshares’ financial results for the first quarter of 2009 include the following:
•	The net loss was $479 thousand as of March 31, 2009 compared to $2.1 million as of March 31, 2008, representing a substantial improvement.

•	Total assets increased by $41.4 million or 7.22% in the first quarter of 2009 to $614.2 million over the December 31, 2008 balance of $572.8 million.

•	In the first quarter of 2009, we sold $4.1 million in residential OREO properties. Of this amount, $2.1 million was sold and settled in the first quarter and $2.0 million is expected to go to settlement in May 2009.

•	The ratio of nonperforming assets to total assets was 2.42% of total assets as of March 31, 2009 compared to 2.91% as of December 31, 2008 and 4.44% as of March 31, 2008. This has been an area of significant managerial focus.

•	As of March 31, 2009, the composition of nonperforming assets was $2.7 million of impaired loans, $2.3 million of nonaccrual loans and $9.8 million of OREO, totaling $14.9 million, down from the December 31, 2008 level of $16.6 million.

•	Trading assets declined to $60.2 million as of March 31, 2009, down $22.4 million from the December 31, 2008 level of $82.6 million.

•	Our investment securities portfolio has increased to $100.8 million as of March 31, 2009, up from the December 31, 2008 level of $73.3 million.

•	Total non-interest bearing deposits were $113.7 million or 24.5% of total deposits as of March 31, 2009, up from $75.4 million or 17.6% of total deposits as of December 31, 2008.

•	Total deposits grew to $465.1 million as of March 31, 2009 compared to the December 31, 2008 level of $428.7 million.

•	The commission revenues for AIA were $952 thousand for the three months ended March 31, 2009 compared to $1.1 million for the three months ended March 31, 2008.
Principal Business Segments. An overview of the financial results for each of Bankshares’ principal segments is presented below. A more detailed discussion is included in “Results of Operations.”
     Commercial and Mortgage Banking: The Bank’s pre-tax loss was $1.1 million for the three months ended March 31, 2009 compared to pre-tax loss of $3.6 million for the same period in the prior year. The first quarter 2009 pre-tax loss includes $398 thousand of OREO expense and valuation adjustments, trading activity and fair value adjustments of $465 thousand and the reversal of $102 thousand of interest income related to nonaccrual loans. The first quarter 2008 pre-tax loss includes the effects of $2.6 million related to the portfolio rebalancing and fair value adjustments and the reversal of $341 thousand of interest income related to nonaccrual loans.

     The following table reflects the key drivers of the costs associated with the performance for the following periods indicated:

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008
	(dollars in thousands)
Provision for loan losses	$574	$550
Trading activity and fair value adjustments	465	2,555
OREO direct expenses	228	8
OREO valuation adjustments	170	—
Nonaccrual interest reversal	103	341

Total	$1,540	$3,454

     As of March 31, 2009, the Bank had $60.2 million in fair value trading assets and $35.6 million in fair value trading liabilities, as compared to $82.6 million in fair value trading assets and $50.5 million in fair value trading liabilities as of December 31, 2008. During the first quarter of 2009, we had maturities of fair value liabilities of $14.6 million.
     At March 31, 2009, the Bank had nonaccrual loans totaling $2.3 million compared to $3.5 million as of December 31, 2008. The nonaccrual loans for 2009 relate to a variety of borrowers. The largest two are $410 thousand, which relates to a commercial construction loan on a residential condominium project in Virginia Beach, and $400 thousand, which is secured by a subordinate lien on a commercial real estate property in Winchester, Virginia. The remainder of nonaccrual loans is made up of first and second trusts on properties in the greater Washington, D.C. metropolitan area.
     The OREO balance was $9.8 million as of March 31, 2009 and $11.7 million as of December 31, 2008. During the first three months of 2009 there were foreclosures on nonaccrual loans of $940 thousand, sales of $2.7 million and market value adjustments of $170 thousand.
     Total nonperforming assets amounted to $14.9 million or 2.42% of total assets down from the December 31, 2008 level of $16.6 million or 2.91% of total assets and down substantially from the March 31, 2008 level of $24.6 million or 4.44% of total assets.
     Total loans were $367.7 million as of March 31, 2009, compared to $367.4 million as of December 31, 2008, a nominal increase. The relatively similar level is a result of management’s conscious decision to reduce our exposure to construction and land loans.
     Total deposits amounted to $465.1 million as of March 31, 2009, compared to $428.7 million in total deposits as of December 31, 2008. Non-interest bearing deposits were $113.7 million, or 24.4% of total deposits as of March 31, 2009, an increase of $38.3 million compared to the December 31, 2008 level of $75.4 million, or 17.6% of total deposits.

     Bankshares is considered “well capitalized”, as stockholders’ equity amounted to $36.8 million as of March 31, 2009 and $37.2 million as of December 31, 2008.
     Insurance Agencies: Commission revenues for the three month period ended March 31, 2009 were $952 thousand, a decrease of $111 thousand or 10.4%, compared to commission revenues of $1.1 million for the three month period ended March 31, 2008. During 2009, the insurance agencies have seen lower renewal premiums and lower levels of contingent commissions. Pre-tax income for AIA was $349 thousand for the three months ended March 31, 2009, a decrease of $81 thousand, compared to $430 thousand for the same period in the prior year.
Financial Performance Measures. Bankshares had a net loss for the three month period ended March 31, 2009 of $479 thousand compared to a net loss of $2.1 million for the same period in the prior year. The net loss of $479 thousand includes the effects of the OREO expenses and the reversal of interest income on nonaccrual loans. These results led to $0.09 basic and diluted loss per share for the quarter ended March 31, 2009, compared to $0.41 basic and diluted loss per share for the quarter ended March 31, 2008. Weighted average diluted shares outstanding were 5,106,819 for the three months ended March 31, 2009 and March 31, 2008.
     Net interest margin was 2.75% for the three months ended March 31, 2009 compared to 2.57% for the three months ended March 31, 2008. A key contributing factor to the improved net interest margin is the lower cost of funds. Certain deposit accounts were repriced downward over the respective periods and levels of demand deposit funding increased. The reversal of nonaccrual interest income reduced the first quarter 2009 net interest margin by 8 basis points. Nonperforming assets to total assets was 2.42% as of March 31, 2009 compared to 2.91% as of December 31, 2008, a decrease of 49 basis points.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended March 31, 2009 was $3.7 million compared to $3.2 million for the same period in 2008. Loan interest income decreased $956 thousand to $5.3 million in the three months ended March 31, 2009 compared to $6.2 million for the same period in 2008.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended March 31,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$368,278	$5,285	5.82%	$389,585	$6,241	6.44%
Trading securities	74,746	658	3.57%	85,763	1,109	5.20%
Investment securities	90,750	1,210	5.41%	25,798	377	5.88%
Federal funds sold	12,691	13	0.42%	6,465	46	2.86%

Total interest earning assets	546,465	7,166	5.32%	507,611	7,773	6.16%
Non-interest earning assets:
Cash and due from banks	14,071			17,747
Premises and equipment	1,886			2,086
Other real estate owned (OREO)	12,022			5,939
Other assets	21,232			19,804
Less: allowance for loan losses	(5,532)			(6,279)

Total non-interest earning assets	43,679			39,297

Total Assets	$590,144			$546,908

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$38,577	$112	1.18%	$31,336	$161	2.07%
Money market deposit accounts	15,986	53	1.34%	36,755	239	2.62%
Savings accounts	3,377	4	0.48%	3,781	8	0.85%
Time deposits(3)	285,043	2,732	3.89%	232,892	2,851	4.92%

Total interest-bearing deposits	342,983	2,901	3.43%	304,764	3,259	4.30%
FHLB advances(4)	51,443	263	2.07%	74,159	688	3.73%
Other borrowings	77,109	297	1.56%	53,612	579	4.34%

Total interest-bearing liabilities	471,535	3,461	2.98%	432,535	4,526	4.21%

Non-interest bearing liabilities:
Demand deposits	78,300			65,323
Other liabilities	3,094			4,022

Total liabilities	552,929			501,880
Stockholders’ Equity	37,215			45,028

Total Liabilities and Stockholders’ Equity	$590,144			$546,908

Interest Spread (5)			2.34%			1.95%

Net Interest Margin (6)		$3,705	2.75%		$3,247	2.57%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $6.3 million in 2009 and average nonaccrual loans of $3.9 million in 2008. The 2009 and 2008 interest income excluded from the loans above was $103 thousand and $341 thousand, respectively.

(3)	Average fair value of time deposits for the first quarter of 2009 and 2008 was $22,198 and $102,773, respectively.

(4)	Average fair value of FHLB advances for the first quarter of 2009 and 2008 was $26,443 and $63,170, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $368.3 million for the three months ended March 31, 2009 compared to $389.6 million for the same period in 2008. The related interest income from loans was $5.3 million in 2009 compared to $6.2 million in 2008. The average yield on loans decreased to 5.82% in 2009 from 6.44% in 2008. The lower yield on loans for the first quarter of 2009 includes $103 thousand of reversed nonaccrual interest. Another contributing factor for the lower yield is the lower prime rate for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The average prime rate for the first quarter of 2009 was 3.25% compared to the average prime rate of 6.21% for the first quarter of 2008.
     Trading securities averaged $74.7 million for the three months ended March 31, 2009, compared to $85.8 million for the three months ended March 31, 2008. Trading securities interest income for the three months ended March 31, 2009 was $658 thousand compared to $1.1 million for the three months ended March 31, 2008. The average yield on trading securities was 3.57% for the first quarter of 2009 compared to 5.20% for the first quarter of 2008. A key driver of the lower yield was the impact of decreases in the prime rate that occurred over the period. The decreased prime rate has a direct impact on the Small Business Administration (SBA) securities which are prime rate-based instruments.
     The average balance of investment securities was $90.8 million for the quarter ended March 31, 2009 compared to $25.8 million for the same quarter in 2008. Investment securities income (on a fully tax equivalent basis) was $1.2 million for the three months ended March 31, 2009 compared to $377 thousand for the three months ended March 31, 2008. The tax equivalent average yield on investment securities for the three months ended March 31, 2009 was 5.41% compared to the March 31, 2008 yield of 5.88%.
     Excess liquidity results in federal funds sold for Bankshares. The short-term investments in federal funds sold contributed $13 thousand to interest income in the three month period ended March 31, 2009, compared to $46 thousand for the same period in 2008.
     Total average earning assets yielded 5.32% for the three months ended March 31, 2009 or 84 basis points lower than the yield of 6.16% for the same period in 2008. Total interest income (on a fully tax equivalent basis) was $7.2 million for the three months ended March 31, 2009 compared to $7.8 million for the three months ended March 31, 2008.
     Total average interest-bearing liabilities (deposits and purchased funds) were $471.5 million in the first quarter of 2009 or $39.0 million more than the first quarter of 2008 level of $432.5 million. Interest expense for all interest-bearing liabilities amounted to $3.5 million for the three months ended March 31, 2009 compared to $4.5 million for the three months ended March 31, 2008. The average cost of interest-bearing liabilities for the first quarter of 2009 was 2.98% or 123 basis points lower than the 2008 level of

4.21%. In addition to products such as money market and savings accounts with rates that are set by management, which lowers the rates aggressively consistent with competitive forces, many of the larger wholesale deposits repriced downward during 2008. The benefits of the repricing are seen in the lower time deposit cost of 3.89% in 2009 compared to the 2008 level of 4.92%.
     Non-interest bearing demand deposit balances averaged $78.3 million for the first quarter of 2009, or $13.0 million more than the 2008 level of $65.3 million.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Volume and Rate Analysis

	Three Months Ended March 31,
	2009 compared to 2008
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(dollars in thousands)
Interest Earning Assets:
Loans	$(956)	$(346)	$(610)
Trading securities	(451)	(131)	(320)
Investment securities	833	860	(27)
Federal funds sold	(33)	44	(77)

Total increase (decrease) in interest income	(607)	427	(1,034)

Interest-Bearing Liabilities:
Interest-bearing deposits	(358)	408	(766)
Purchased funds	(707)	438	(1,145)

Total increase (decrease) in interest expense	(1,065)	846	(1,911)

Increase (decrease) in net interest income	$458	$(419)	$877

     Non-interest Income. Non-interest income amounted to $1.2 million during the three months ended March 31, 2009, an increase of $2.5 million from the 2008 level of $(1.3) million. Our primary source of non-interest income is insurance commissions. Commission revenues added $952 thousand in non-interest income for the first quarter of 2009, compared to $1.1 million for the same period in 2008.
     Another source of non-interest income is gains on the sale of residential mortgage loans. Bankshares earned $42 thousand on the sale of mortgage loans in the three months ended March 31, 2009, compared to $60 thousand in the three months ended March 31, 2008.

     Bankshares recorded a net gain of $589 thousand on the sale of investment securities in the three months ended March 31, 2009, compared to a net gain of $2 thousand in the three months ended March 31, 2008.
     Trading activity and fair value adjustments recorded for the three months ended March 31, 2009 resulted in a net loss of $465 thousand, compared to a net loss of $2.6 million for the same period in 2008, an improvement of $2.1 million.
     Non-interest Expense. Non-interest expense in the three months ended March 31, 2009 amounted to $5.0 million compared to the 2008 level of $4.5 million. Salaries and benefits expense for the three months ended March 31, 2009 was $2.2 million, or $102 thousand lower than the 2008 level of $2.3 million. Occupancy and equipment expense for the three months ended March 31, 2009 increased by $45 thousand over the 2008 level of $780 thousand. OREO expense was $398 thousand for the three months ended March 31, 2009 compared to $8 thousand for the three months ended March 31, 2008. Included in OREO expense for the first three months of 2009 is $170 thousand of valuation adjustments. Other operating expenses were $1.6 million for the three months ended March 31, 2009, an increase of $226 thousand from the three months ended March 31, 2008. Other operating expenses increased primarily due to increases in attorney’s fees and other professional fees.
     Income Taxes. We recorded an income tax benefit of $252 thousand in the first quarter of 2009 compared to an income tax benefit of $1.1 million in 2008. Our effective tax rates were 34.5% for the three months ended March 31, 2009 and 34.1% for the three months ended March 31, 2008.
Analysis of Financial Condition
     Trading Securities. The trading portfolio was $60.2 million as of March 31, 2009 compared to $82.6 million as of December 31, 2008 and $89.4 million as of March 31, 2008. The March 31, 2009 effective portfolio yield is 3.75%. All of the PCMOs are rated AAA by at least one of the following agencies: Moody’s, S&P or Fitch. In addition, $1.8 million of the PCMOs have a split rating as of March 31, 2009. The portfolio yield dropped on a year over year basis by 80 basis points. The two key drivers of the decline are SBA repricing and changing in the trading security mix. All of the SBA securities are earning interest on a variable rate basis with coupon rate based on the prime rate. The prime rate declined to 3.25% at March 31, 2009 from 6.00% at March 31, 2008.

     The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:
Trading Securities

	March 31,		December 31,		March 31,
	2009		2008		2008
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. government corporations & agencies	$23,675	5.19%	$35,947	5.25%	$33,716	5.61%
PCMOs (1)	11,148	5.42%	12,251	5.42%	13,749	5.38%
SBA securities (2)	25,341	1.48%	34,386	2.99%	41,890	4.89%

Totals	$60,164	3.75%	$82,584	4.34%	$89,355	5.24%

(1)	All PCMOs are rated AAA by at least one of the following agencies: Moody’s, S&P or Fitch. $1.8 million of the PCMOs have a split rating as of March 31, 2009.

(2)	SBA securities are U.S. government agency securities. For presentation purposes, they are separated out in the table above.
     Trading Securities Classified as Level 3. During the third and fourth quarter of 2008, and throughout the first quarter of 2009, the markets have behaved in a distressed and dysfunctional manner. In evaluating the fair value of instruments held in our portfolios, we determined that the typical valuation techniques for the securities that contained a LIBOR basis did not take into account the distressed and dysfunctional markets. As such, we considered other factors such as typical spreads for the instruments and requested supplemental dealer pricing to determine fair value. We believe this approach more accurately reflects the fair value of the instruments. Approximately $34.8 million (or 58% of trading securities measured at fair value) of U.S. government agency and PCMO debt instruments were impacted.
     Investment Securities. On March 31, 2009, our investment portfolio contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, state and municipal bonds, Federal Reserve Bank (FRB) stock, FHLB stock and other securities. U.S. government agency securities were $24.8 million or 24.6% of the March 31, 2009 investment portfolio. As of March 31, 2009, PCMOs, CMOs and MBS made up 57.7% of the portfolio or $58.2 million. Municipal securities were 11.4% of the portfolio or $11.5 million as of March 31, 2009. We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $100.8 million on March 31, 2009. The investment portfolio’s tax-equivalent yield was 4.80% as of March 31, 2009.

     Our investment portfolio at December 31, 2008 contained callable U.S. government agency securities, U.S. government agency CMOs, U.S. government agency MBS, PCMOs, state and municipal bonds, FRB stock, FHLB stock and other securities. The total amount of the investment securities accounted for under available-for-sale accounting was $73.3 million as of December 31, 2008. The investment portfolio’s tax-equivalent yield was 6.02% as of December 31, 2008.

	March 31, 2009		December 31, 2008
	Fair		Fair
	Value	Yield	Value	Yield
		(dollars in thousands)
Available-for-Sale Securities:
U.S. government corporations and agencies	$24,766	5.49%	$33,229	5.38%
U.S. government agency CMOs	32,216	2.69%	2,513	4.85%
PCMOs	10,167	7.42%	6,596	10.10%
U.S. government agency MBS	15,816	5.14%	8,621	5.26%
Municipal securities	11,475	5.98%	17,039	6.00%
Other securities	6,374	0.00%	5,305	0.00%

Total Available-for-Sale Securities	$100,814	4.80%	$73,303	6.02%

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of March 31, 2009:

	Contractual Maturities of Investment Securities
	March 31, 2009
	(dollars in thousands)
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Available-For-Sale Securities
U.S. government agency securities	$ —	0.00%	$—	0.00%	$7,990	5.46%	$15,910	5.54%	$23,900	5.51%
U.S. government agency CMOs & PCMOs (1)	—	0.00%	1,710	2.34%	3,782	4.06%	36,885	4.12%	42,377	4.04%
U.S. government agency MBS (1)	—	0.00%	—	0.00%	—	0.00%	15,581	5.12%	15,581	5.12%
Municipal securities (2)	—	0.00%	322	4.23%	1,262	6.00%	10,960	5.92%	12,544	5.88%
Other securities	—	0.00%	—	0.00%	—	0.00%	6,374	3.00%	6,374	3.00%

Total Available-For-Sale Securities(3)	$ —	0.00%	$2,032	2.64%	$13,034	5.11%	$85,710	4.71%	$100,776	4.72%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

(3)	We do not have any held-to-maturity securities as of March 31, 2009.

     Loan Portfolio. We categorize our loans into five primary classifications: commercial real estate, real estate construction, residential real estate, commercial and consumer installment. The loan portfolio, net of discounts and fees, was $367.7 million at March 31, 2009, compared to $367.4 million at December 31, 2008 and $378.1 million at March 31, 2008. Many of our loans are tied to the prime rate and other rate indices that have declined in the past year.
     Commercial real estate loans were $156.8 million or 42.6% of the loan portfolio as of March 31, 2009. This compares to $154.9 million or 42.2% as of December 31, 2008 and $145.5 million or 38.5% as of March 31, 2008. These loans are typically secured by first trusts on office, warehouse, commercial condominiums or industrial space. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) and loans for income producing properties held by investors.
     The real estate construction category of our loan portfolio generally falls into three primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual condominium units, residential construction loans to builders for resale, and land in various stages of development. This category totaled $69.1 million or 18.8% of our portfolio as of March 31, 2009, compared to $71.8 million and 19.5% of the portfolio as of December 31, 2008 and $101.2 million or 26.8% as of March 31, 2008. The decrease is due to management’s strategic decision to reduce lending in this area due to the unusual market conditions leading to decreased construction projects, as well as normal construction loan maturities.
     Residential real estate loans (home equity and fixed rate trusts) were $95.9 million or 26.1% of the loan portfolio as of March 31, 2009, compared to $92.8 million, or 25.3% as of December 31, 2008, and $79.4 million or 21.0% as of March 31, 2008. This category consists of three different loan types: HELOCs, which are secured by secondary financing on residential real estate and represent the most significant portion of the category, fixed rate amortizing second mortgages and first mortgage loans secured by single family residences not held for sale.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and other credit needs of small and medium sized businesses. Commercial loans represent $42.0 million or 11.4% of the loan portfolio as of March 31, 2009, compared to $44.4 million or 12.1% of the loan portfolio at December 31, 2008, and $47.4 million or 12.5% of the loan portfolio at March 31, 2008.
     The consumer installment category constitutes the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of March 31, 2009 was $3.2 million or 0.9% of the loan portfolio, compared to $3.5 million or 1.0% of the loan portfolio as of December 31, 2008 and $4.6 million or 1.2% of the loan portfolio as of March 31, 2008.

     Allowance for Loan Losses. The allowance for loan losses was $5.2 million at March 31, 2009, or 1.42% of loans outstanding, compared to $5.8 million, or 1.57% of loans outstanding, at December 31, 2008. (These ratios exclude loans held for sale.) We allocated $628 thousand and $1.1 million, respectively, of our allowance for loan losses at March 31, 2009 and December 31, 2008 for specific nonperforming or impaired loans. In the first three months of 2009, we had net charge-offs of $1.1 million compared to net charge-offs of $1.5 million for the three months ended March 31, 2008. Of the $1.1 million in net charge-offs for the first quarter of 2009, $846 thousand represented previously established specific allocations at December 31, 2008. There were no loans past due and still accruing interest as of March 31, 2009, compared to one loan of $90 thousand that was past due 90 days and still accruing interest as of December 31, 2008.
     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2009	2008	2008
	(dollars in thousands)
Balance, beginning of period	$5,751	$6,411	$6,411

Provision for loan losses	574	4,724	550

Net charge-offs:
Commerical	(10)	905	130
HELOC	543	2,324	20
Real estate	545	2,100	1,378
Consumer	22	55	12

Total net charge-offs	1,100	5,384	1,540

Balance, end of period	$5,225	$5,751	$5,421

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

NonPerforming Assets
     Impaired Loans (Performing Loans with a Specific Allowance). The principal amount of impaired loans was $2.7 million as of March 31, 2009 and $1.4 million as of December 31, 2008. The majority of the $2.7 million is made up of two loans, one loan for $1.4 million which is secured by two completed single family properties in Northern Virginia and one loan for $1.2 million which is secured by building lots in Northern Virginia.
     Impaired Loans on Nonaccrual Status. A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to Bankshares. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Bankshares and general economic conditions.
     At March 31, 2009, Bankshares had $2.3 million of nonaccrual loans, compared to nonaccrual loans of $3.5 million as of December 31, 2008. The $2.3 million balance consists of a loan for $410 thousand, which is a commercial construction loan on a residential condominium project in Virginia Beach, a loan for $400 thousand which is secured by a subordinate lien on a commercial real estate property in Winchester, Virginia and a variety of loans to nine borrowers on first and second trusts on properties in the greater Washington, D.C. metropolitan area.
     Other Real Estate Owned (OREO). As of March 31, 2009, we had OREO totaling $9.8 million. The bulk of the OREO balance consists of $2.1 million which relates to farmland/development acreage in the Winchester, Virginia area, $2.0 million which relates to a single family residence in Northern Virginia, $1.4 million which is secured by residential building lots in Northern Virginia, $1.2 million which relates to building lots in Northern Virginia, $1.0 million which relates to two land loans to one borrower in Northern Virginia, $774 thousand which relates to a first trust on two adjacent office condominiums in Northern Virginia, $527 thousand which relates to a two-unit office condominium in Richmond, Virginia, and $467 thousand which is secured by a commercial building and the assets of a retail hardware and lumber company in the Eastern Shore area of Maryland.

     The table below reflects the OREO activity in 2009:
Other Real Estate Owned

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2009	2008
	(dollars in thousands)
Balance, beginning of period	$11,749	$4,277

Properties acquired at foreclosure	940	17,706
Capital improvements on foreclosed properties	—	915

Sales on foreclosed properties	(2,674)	(8,039)
Valuation adjustments	(170)	(3,110)

Balance, end of period	$9,845	$11,749

     In late March 2009, we sold the $2.0 million OREO single family residence at auction for $2.0 million and it is expected to settle in May of 2009.
     Total Nonperforming Assets. As of March 31, 2009, we had $14.9 million classified as nonperforming assets on the balance sheet. The balance as of December 31, 2008 was $16.6 million.
     Specific Reserves. As of March 31, 2009, we had $628 thousand in specific reserves for nonperforming assets. As of December 31, 2008, we had $1.1 million in specific reserves for nonperforming assets.
Credit Quality Information

	March	December	March
	31,	31,	31,
	2009	2008	2008
	(dollars in thousands)
Nonperforming assets:
Impaired loans (performing loans with a specific allowance)	$2,724	$1,428	$6,385
Impaired loans on nonaccrual status	2,317	3,467	4,009
Other real estate owned (OREO)	9,845	11,749	14,200

Total nonperforming assets & past due loans	$14,886	$16,644	$24,594

Specific reserves associated with impaired loans	$628	$1,148	$1,262

Nonperforming assets to total assets	2.43%	2.91%	4.44%
     Goodwill and Intangible Assets. As of March 31, 2009, goodwill associated with the various insurance agency acquisitions was $3.6 million, and intangibles associated with the same acquisitions amounted to $2.2 million. The goodwill was $3.6 million as of December 31, 2008, and the intangibles were $2.3 million as of December 31, 2008. Goodwill related to the AIA acquisitions is tested for impairment on an annual basis or more frequently if events or circumstances warrant. For the year ended December 31, 2008, Bankshares performed an evaluation of the goodwill associated with its acquisition of the insurance agencies and recorded an impairment of $300 thousand.

     Deposits. We seek deposits within our market area by offering high-quality customer service and using technology to deliver deposit services effectively and by paying competitive interest rates. During the first quarter of 2009, we saw a reversal of the decline in demand deposits. Our clients have indicated that there was a noticeable pickup in real estate activity, and as a result, our deposits have increased. This translated into larger demand deposits for the Bank. Demand deposits were $113.7 million as of March 31, 2009 and averaged $78.3 million for the first quarter of 2009.
     At March 31, 2009, the total deposit portfolio was $465.1 million, compared to the December 31, 2008 level of $428.7 million. The interest-bearing deposits cost the Bank 3.43% for the first quarter of 2009 or 87 basis points less than the first quarter 2008 average cost of 4.30%. As key interest rates declined over the past year, we repriced deposits at a lower level. In addition, the rates on time deposits have decreased substantially. As we have the opportunity to reprice time deposits, we have realized significant interest rate savings. Our forecasted 2009 time deposit maturities indicate opportunities for further interest rate savings.
     We are active users of wholesale brokered deposits. We believe these types of funds offer a stable source of funds for the Bank. Frequently the interest rates associated with wholesale brokered deposits are significantly lower than general customer rates in the marketplace. As of March 31, 2009, we had $180.3 million of wholesale brokered certificates of deposit which is $27.2 million lower than the December 31, 2008 level of $207.5 million. Certain wholesale brokered deposits are accounted for on a fair value basis. As of March 31, 2009, we had a single wholesale brokered deposit in the amount of $9.1 million maturing in early 2010 accounted for on a fair value basis.
     This type of funding is a tool to support the growth of the Bank and liquidity needs. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker. Over the long term, management’s strategic goal is to lower our wholesale brokered deposits and replace them with attractively priced local commercial and retail deposits.
     Bankshares’ Board of Directors and management believe that the decision to temporarily increase FDIC deposit insurance from $100,000 to $250,000 per depositor and to provide unlimited deposit insurance coverage for non-interest bearing transaction accounts at institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009 is a positive move toward restoring confidence in the financial services industry and the economy in general.
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The majority of purchased funds is comprised of the following two categories: customer repurchase agreements and outstanding federal funds purchased. Customer repurchase agreements amounted to $26.6 million at March 31, 2009, compared to $25.3 million at December 31, 2008. Outstanding federal funds purchased as of March 31, 2009 were $20.0 million, as compared to outstanding federal funds purchased of $15.0 million at December 31, 2008.

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
     FHLB Advances. The FHLB is a key source of funding for us. During the periods presented, we have used overnight advances (daily rate credit) to support our short-term liquidity needs. On a longer term basis, we use our two FHLB advances to augment our funding portfolio, one of which is accounted for on a fair value basis, and one of which is accounted for on a cost basis.
     As of March 31, 2009 and December 31, 2008 we had a FHLB long-term advance accounted for on a fair value basis of $26.2 million and $26.4 million, respectively. The advance matures in early 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.99% and 1.42% as of March 31, 2009 and December 31, 2008, respectively.
     As of March 31, 2009 and December 31, 2008, Bankshares had a single FHLB long-term advance accounted for on a cost basis. This $25.0 million long-term advance matures in 2012 and has an effective interest rate of 1.29% and 2.21% as of March 31, 2009 and December 31, 2008, respectively.
     Trading Liabilities Classified as Level 3. During the third and fourth quarters of 2008 and continuing into 2009, the investment and debt markets were acting in a distressed and dysfunctional manner. In evaluating the fair value of funding instruments, we determined that the typical valuation techniques did not take into account the distressed and dysfunctional markets. As such, we considered other factors such as typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of March 31, 2009 and December 31, 2008 respectively, the fair value of the long-term FHLB advance accounted for on a fair value basis was $26.2 million and $26.4 million, respectively.
     Deposit Liabilities at Fair Value. Bankshares applied SFAS No. 159 to certain wholesale oriented liabilities as of January 1, 2007. Of these brokered certificates of deposit, $9.1 million in par value and $23.7 million in par value were reported under FVO accounting as of March 31, 2009 and December 31, 2008, respectively.

     The following table reflects the fair value of liabilities accounted for under SFAS No. 159 as of the dates indicated:

	March 31, 2009			December 31, 2008
	Par	Fair		Par	Fair
	Value	Value	Yield	Value	Value	Yield
	(dollars in thousands)
Brokered CDs	$9,102	$9,412	5.00%	$23,728	$24,180	5.04%
FHLB long-term advances	25,000	26,156	3.99%	25,000	26,361	1.42%

Total liabilities at fair value	$34,102	$35,568	4.26%	$48,728	$50,541	3.18%

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
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned subsidiary business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of March 31, 2009 and December 31, 2008 was 4.47% and 5.15%, respectively.

     Under the current bank regulatory guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At March 31, 2009 and December 31, 2008, the entire amount was considered Tier 1 capital.
     Capital. Both Bankshares and the Bank are considered “well capitalized” under the risk based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $36.8 million as of March 31, 2009 compared to the December 31, 2008 level of $37.2 million. The change in equity is attributable to the net loss of $479 thousand for the first three months of 2009, which reduced stockholders’ equity as of March 31, 2009. Book value per common share was $7.20 as of March 31, 2009 compared to $7.28 as of December 31, 2008. The net unrealized gain on available-for-sale securities amounted to $24 thousand, as of March 31, 2009, compared to a net unrealized loss on available-for-sale securities of $4 thousand, as of December 31, 2008.
     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of the dates indicated:

	Risk Based Capital Analysis
	March 31,	December 31,
	2009	2008
	(dollars in thousands)
Tier 1 Capital:
Common stock	$20,427	$20,427
Capital surplus	25,435	25,364
Retained (deficit)	(9,099)	(8,620)
Less: disallowed intangible assets and goodwill	(5,795)	(5,900)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total Tier 1 Capital	40,968	41,271

Tier 2 Capital:
Qualifying allowance for loan losses	5,225	5,359

Total Tier 2 Capital	5,225	5,359

Total Risk Based Capital	$46,193	$46,630

Risk weighted assets	$413,318	$429,077

Quarterly average assets	$590,144	$548,388

	March 31,	December 31,	Regulatory
	2009	2008	Minimum
Capital Ratios:
Tier 1 risk based capital ratio	9.9%	9.6%	4.0%
Total risk based capital ratio	11.2%	10.9%	8.0%
Leverage ratio	7.0%	7.5%	4.0%
Equity to assets ratio	6.0%	6.5%	N/A

     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three	Year
	Months Ended	Ended
	March 31,	December 31,
	2009	2008
	(dollars in thousands)
Average total assets	$590,144	$546,908

Average stockholders’ equity	$37,215	$45,028

Net loss	$(479)	$(2,078)

Cash dividends declared	$—	$—

Return on average assets (annualized)	NM	NM

Return on average stockholders’ equity (annualized)	NM	NM

Average stockholders’ equity to average total assets	6.31%	8.23%

NM= Not meaningful
     Concentrations. Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area, primarily in the Northern Virginia area, with a smaller portion in the Fredericksburg area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. Commercial real estate loans are 42.6% of the total gross loan portfolio as of March 31, 2009 and total real estate loans are 87.5% of the total gross loan portfolio as of March 31, 2009.
Off-Balance Sheet Activities
     As of March 31, 2009, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. Bankshares adopted SFAS No. 157 on January 1, 2007. The FASB approved a one-year deferral for the implementation of the Statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Bankshares adopted the provisions of SFAS No. 157 for nonfinancial assets and liabilities as of January 1, 2007 without a material impact on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS No. 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. Bankshares does not expect the implementation of SFAS No. 141(R) to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS No. 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Bankshares does not expect the adoption of FSP FAS No. 141(R)-1 to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009, and is to be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. Bankshares does not expect the adoption of FSP FAS No. 157-4 to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS No. 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the

FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Bankshares does not expect the adoption of FSP FAS No. 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS No. 115-2 and FAS No. 124-2 amends other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Bankshares does not expect the adoption of FSP FAS No. 115-2 and FAS No. 124-2 to have a material impact on its consolidated financial statements.
     In April 2009, the SEC issued Staff Accounting Bulletin (SAB) No. 111. SAB No. 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB No. 111 maintains the SEC Staff’s previous views related to equity securities and amends SAB Topic 5.M. to exclude debt securities from its scope. Bankshares does not expect the implementation of SAB No. 111 to have a material impact on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     ALM Risk Management. We engage a consulting firm to model our short-term and long-term interest rate risk profile. The model includes basic business assumptions, interest rates, repricing information and other relevant market data necessary to project our interest rate risk. The Board of Directors has established interest rate risk limits for both short-term and long-term interest rate exposure. On a periodic basis, management reports to the Board of Directors on our base interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks.
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

     The ALM model results for February 28, 2009 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect a negligible change in net interest income compared to the baseline projections. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 2.0%.
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
     The table below shows ALM model results as of February 28, 2009 under various interest rate shocks:

	February 28, 2009
Interest Rate Shocks	NII	EVE
-200 bp	(7.7)%	4.6%
-100 bp	(2.0)%	2.9%
+100 bp	(0.0)%	(6.6)%
+200 bp	(0.1)%	(13.5)%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $169.3 million, or 27.6% of total assets, at March 31, 2009. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long-term interest rate exposure. As an example, $135.6 million of the trading and investment securities at March 31, 2009 are classified as greater than one year due to the contractual maturity of the instruments. Trading assets and investment securities generally have active markets which could allow for liquidation of the instruments prior to maturity. In 2007 moving into the present time certain types of securities have become less liquid and then more liquid, thus it is reasonable to assume flexibility in liquation of securities and trading assets prior to maturity. As a result, it is reasonable to consider a portion, or perhaps all, of the $135.6 million of trading and investment securities as the “within three month” category, which further suggests an asset sensitive position for Bankshares.

     The following table reflects our March 31, 2009 “static” interest rate gap position:

	March 31, 2009
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$31,494	$69,320	$100,814
Trading securities	25,341	—	—	34,823	60,164
Loans held for sale	884	—	—	—	884
Loans	116,270	38,075	133,880	77,111	365,336
Interest-bearing deposits	100	—	—	—	100
Federal funds sold	17,786	—	—	—	17,786

Total interest earning assets	160,381	38,075	165,374	181,254	545,084

Interest-bearing liabilities:
Interest-bearing demand deposits	53,697	—	—	—	53,697
Money market deposit accounts	14,517	—	—	—	14,517
Savings accounts & IRAs	3,461	—	—	—	3,461
Time deposits, at fair value	—	9,412	—	—	9,412
Time deposits	67,308	137,058	60,942	4,965	270,273

Total interest-bearing deposits	138,983	146,470	60,942	4,965	351,360

FHLB advances, at fair value	—	—	—	26,156	26,156
FHLB advances	25,000	—	—	—	25,000
Repurchase agreements (Repos)	26,593	—	—	—	26,593
Other borrowings	20,424	—	—	—	20,424
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	221,310	146,470	60,942	31,121	459,843

Period Gap	$(60,929)	$(108,395)	$104,432	$150,133	$85,241

Cumulative Gap	$(60,929)	$(169,324)	$(64,892)	$85,241	$85,241

Cumulative Gap / Total Assets	-9.92%	-27.57%	-10.56%	13.88%	13.88%

     Over the next twelve months $204.4 million of time deposits are due to reprice or mature. The most recent repricing of the brokered deposit reflected an interest rate savings of several hundred basis points.
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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent and within policy guidelines in the base case of our modeling efforts as of March 31, 2009.
Item 4. Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in our periodic reports.
     Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). As noted in our Annual Report on Form 10-K for the year ended December 31, 2008, during the quarter ended March 31, 2009, management determined in connection with the preparation of its audited financial statements for the year ended December 31, 2008 that its deferred tax calculation model did not fully incorporate several adjustments and requirements of the Internal Revenue Code of 1986, as amended (the “Code”) and SFAS No. 109, Accounting for Income Taxes. As a result of the error, Bankshares revised its deferred tax calculation model to include the adjustments required by the Code and by SFAS No. 109. Management has concluded that these changes implemented during the quarter ended March 31, 2009 corrected the material weakness previously identified.

     Except as noted above, no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

2.2	Stock Purchase Agreement dated as of October 6, 2005, by and between Thomas P. Danaher, Thomas P. Danaher and Company, Inc. and Alliance Bank Corporation (incorporated by reference to Exhibit 10.9 to Form 8-K filed October 12, 2005).

2.3	Asset Purchase Agreement dated as of September 13, 2006, by and between Battlefield Insurance Agency, Inc., Northern Virginia Insurance Agency, Inc., Oswald H. Skewes, Jr. and Alliance/Battlefield Insurance Agency, LLC (incorporated by reference to Exhibit 2.3 to Form 8-K filed September 19, 2006).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

May 15, 2009 Date	/s/ Thomas A. Young, Jr. Thomas A. Young, Jr.
President & Chief Executive Officer
(principal executive officer)

May 15, 2009 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer
(principal financial and accounting officer)