Form 10-Q
period 2009-06-30
ALLIANCE BANKSHARES CORP
filed 2009-08-14
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 12, 2009, the number of outstanding shares of registrant’s common stock, par value $4.00 per share, was: 5,106,819.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
June 30, 2009, December 31, 2008 and June 30, 2008
(Dollars in thousands)

	June	December	June
	30,	31,	30,
	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$71,135	$12,205	$26,321
Federal funds sold	14,999	5,050	15,265
Trading securities, at fair value	36,468	82,584	98,514
Investment securities available-for-sale, at fair value	137,538	73,303	24,354
Loans held for sale	1,206	347	1,087
Loans, net of allowance for loan losses of $5,213, $5,751 and $5,502	349,426	361,620	366,667
Premises and equipment, net	1,974	1,888	2,073
Other real estate owned	9,835	11,749	14,495
Goodwill and intangibles	5,690	5,900	6,368
Accrued interest and other assets	15,550	18,203	14,418

TOTAL ASSETS	$643,821	$572,849	$569,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$148,159	$75,448	$89,173
Savings and NOW deposits	70,339	44,821	47,333
Money market deposits	18,206	17,673	27,959
Time deposits ($9,329, $24,180 and $78,964 at fair value)	279,617	290,782	261,810

Total deposits	516,321	428,724	426,275

Repurchase agreements, federal funds purchased and other borrowings	26,159	40,711	35,075
Federal Home Loan Bank advances ($25,729, $26,361 and $25,871 at fair value)	50,729	51,361	50,871
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	4,225	4,576	4,752
Commitments and contingent liabilities	—	—	—

Total liabilities	607,744	535,682	527,283

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,106,819 shares issued and outstanding at June 30, 2009, December 31, 2008 and June 30, 2008, respectively	20,427	20,427	20,427
Capital surplus	25,613	25,364	25,223
Retained (deficit)	(9,592)	(8,620)	(2,766)
Accumulated other comprehensive (loss), net	(371)	(4)	(605)

Total stockholders’ equity	36,077	37,167	42,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$643,821	$572,849	$569,562

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended June 30, 2009 and 2008
(Dollars in thousands, except for per share data)

	2009	2008
INTEREST INCOME:
Loans	$5,177	$5,972
Trading securities	445	987
Investment securities	1,447	298
Federal funds sold	15	40

Total interest income	7,084	7,297

INTEREST EXPENSE:
Savings and NOW deposits	138	141
Time deposits	2,449	2,971
Money market deposits	62	223
Repurchase agreements, federal funds purchased and other borrowings	575	807

Total interest expense	3,224	4,142

Net interest income	3,860	3,155

Provision for loan losses	700	610

Net interest income after provision for loan losses	3,160	2,545

OTHER INCOME:
Insurance commissions	738	753
Deposit account service charges	75	66
Gain on residential mortgage loan sales	33	32
Net gain on sale of available-for-sale securities	274	8
Trading activity and fair value adjustments	325	166
Other operating income	29	24

Total other income	1,474	1,049

OTHER EXPENSES:
Salaries and employee benefits	2,186	2,131
Occupancy expense	665	546
Equipment expense	226	242
Other real estate owned expense	217	566
Operating expenses	2,100	1,858

Total other expenses	5,394	5,343

(LOSS) BEFORE INCOME TAXES	(760)	(1,749)

Income tax (benefit)	(267)	(661)

NET (LOSS)	$(493)	$(1,088)

Net (loss) per common share, basic	$(0.10)	$(0.21)

Net (loss) per common share, diluted	$(0.10)	$(0.21)

Weighted average number of shares, basic	5,106,819	5,106,819

Weighted average number of shares, diluted	5,106,819	5,106,819

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands, except for per share data)

	2009	2008
INTEREST INCOME:
Loans	$10,462	$12,213
Trading securities	1,103	2,096
Investment securities	2,614	597
Federal funds sold	28	86

Total interest income	14,207	14,992

INTEREST EXPENSE:
Savings and NOW deposits	253	310
Time deposits	5,182	5,822
Money market deposits	115	462
Repurchase agreements, federal funds purchased and other borrowings	1,135	2,074

Total interest expense	6,685	8,668

Net interest income	7,522	6,324

Provision for loan losses	1,274	1,160

Net interest income after provision for loan losses	6,248	5,164

OTHER INCOME:
Insurance commissions	1,690	1,816
Deposit account service charges	143	144
Gain on residential mortgage loan sales	75	92
Net gain on sale of available-for-sale securities	863	10
Trading activity and fair value adjustments	(139)	(2,389)
Other operating income	46	67

Total other income (loss)	2,678	(260)

OTHER EXPENSES:
Salaries and employee benefits	4,378	4,425
Occupancy expense	1,272	1,091
Equipment expense	444	477
Other real estate owned expense	615	574
Operating expenses	3,708	3,240

Total other expenses	10,417	9,807

(LOSS) BEFORE INCOME TAXES	(1,491)	(4,903)

Income tax (benefit)	(519)	(1,737)

NET (LOSS)	$(972)	$(3,166)

Net (loss) per common share, basic	$(0.19)	$(0.62)

Net (loss) per common share, diluted	$(0.19)	$(0.62)

Weighted average number of shares, basic	5,106,819	5,106,819

Weighted average number of shares, diluted	5,106,819	5,106,819

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)

				Accumulated		Total
			Retained	Other		Stock-
	Common	Capital	Earnings	Comprehensive	Comprehensive	holders’
	Stock	Surplus	(Deficit)	(Loss)	(Loss)	Equity
BALANCE, DECEMBER 31, 2007	$20,427	$25,082	$400	$(176)		$45,733

COMPREHENSIVE (LOSS):

Net loss	—	—	(3,166)	—	$(3,166)	(3,166)
Other comprehensive (loss), net of tax:
Unrealized holding losses on securities available-for-sale, net of tax of $(218)	—	—	—	—	(423)	—
Less: reclassification adjustment, net of income taxes of $(4)	—	—	—	—	(6)	—

Other comprehensive (loss), net of tax	—	—	—	(429)	(429)	(429)

Total comprehensive (loss)	—	—	—	—	$(3,595)	—

Stock-based compensation expense	—	141	—	—		141

BALANCE, JUNE 30, 2008	$20,427	$25,223	$(2,766)	$(605)		$42,279

BALANCE, DECEMBER 31, 2008	$20,427	$25,364	$(8,620)	$(4)		$37,167

COMPREHENSIVE (LOSS):

Net loss	—	—	(972)	—	$(972)	(972)
Other comprehensive (loss), net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $104	—	—	—	—	202	—
Less: reclassification adjustment, net of income taxes of $(294)	—	—	—	—	(569)	—

Other comprehensive (loss), net of tax	—	—	—	(367)	(367)	(367)

Total comprehensive (loss)	—	—	—	—	$(1,339)	—

Stock-based compensation expense	—	249	—	—		249

BALANCE, JUNE 30, 2009	$20,427	$25,613	$(9,592)	$(371)		$36,077

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(972)	$(3,166)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	884	407
Loss on disposal of fixed assets	—	17
Provision for loan losses	1,274	1,160
Valuation adjustments on Other Real Estate Owned	283	300
Origination of loans held for sale	(7,676)	(8,816)
Proceeds from sale of loans held for sale	6,892	9,746
Gain on loan sales	(75)	(92)
Stock-based compensation expense	249	141
Net (gain) on sale of securities available-for-sale	(863)	(10)
Trading activity and fair value adjustments	139	2,389
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	2,843	(1,878)
Other liabilities	(351)	(385)

Net cash provided by (used in) operating activities	2,627	(187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(9,949)	(14,009)
Purchase of securities available-for-sale	(103,598)	(5,015)
Proceeds from sale/calls of securities available-for-sale	30,610	5,381
Paydowns on securities available-for-sale	10,025	—
Net change in trading securities	44,846	(15,114)
Net change in restricted stock	(1,013)	861
Net change in loan portfolio	9,861	9,464
Proceeds from sale of Other Real Estate Owned	2,690	4,919
Capital improvements on Other Real Estate Owned	—	(915)
Purchase of premises and equipment	(439)	(9)

Net cash (used in) investing activities	(16,967)	(14,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	72,711	23,021
Savings and NOW deposits	25,518	4,730
Money market deposits	533	(6,086)
Time deposits	(10,940)	37,287
Repurchase agreements, federal funds purchased and other borrowings	(14,552)	(3,128)
FHLB long term advances	—	(25,000)

Net cash provided by financing activities	73,270	30,824

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,930	16,200

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,205	10,121

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,135	$26,321

See Notes to Unaudited Consolidated Financial Statements.

Notes to Unaudited Consolidated Financial Statements
1. General
     Alliance Bankshares Corporation (Bankshares) is a single-bank holding company that was incorporated under Virginia law in 2002. Bankshares conducts its primary operations through its subsidiaries. Our banking subsidiary, Alliance Bank Corporation (the Bank) is state-chartered in Virginia and is a member of the Federal Reserve System. In addition to the Bank, Bankshares has another subsidiary, Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust that was formed in connection with the issuance of trust preferred capital securities in June of 2003.
     The Bank is a state-chartered commercial bank that was incorporated in Virginia and opened for business on November 16, 1998 and has continuously offered banking products and services to surrounding communities since that date. The Bank has six full service banking facilities. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in the greater Washington, D.C. metropolitan area. In addition, the Bank offers mortgage products for our clients as a small part of our business activities. We use the internet to offer online account access, bill payment and commercial cash management. In addition, certain loan and deposit products may be offered from time to time on our website, as well as at our numerous physical locations. The Bank executes our business via four distinct business lines: Commercial Banking, Private Client Services, Retail Banking and Insurance. The Bank provides the insurance products via its wholly owned insurance subsidiary, Alliance Insurance Agency, Inc. (AIA).
     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of June 30, 2009, December 31, 2008 and June 30, 2008, the results of operations for the three and six month periods ended June 30, 2009 and 2008, and cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2009 and 2008. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the SEC).
     Operating results for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of full year financial results.
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
     Included within salaries and employee benefits expense for the six months ended June 30, 2009 and the six months ended June 30, 2008 is $249 thousand and $141 thousand, respectively, of stock-based compensation. As of June 30, 2009 and December 31, 2008, there was $462 thousand and $612 thousand, respectively, of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period.
     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average assumptions for grants in the first six months of 2009 were: price volatility of 49.32%, risk-free interest rates of 1.8%, dividend rate of 0.00% and expected lives of 5.00 years. There were no grants for the first six months of 2008.
     Stock option activity for the six months ended June 30, 2009 is summarized below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2009	898,998	$9.57
Granted	13,000	1.54
Exercised	—	—
Forfeited	1,725	13.04

Outstanding at June 30, 2009	910,273	$9.45	4.3	$—

Exercisable at June 30, 2009	691,549	$9.04	3.1	$—

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
     The following describes the valuation techniques used by Bankshares to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
     Trading and Available-for-Sale Securities. Trading and available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). Financial assets and liabilities that are traded infrequently have values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. As a result there are not many reliable market prices for them. Valuations of these assets are typically based on management’s assumptions or expectations (Level 3).
     Time Deposits and FHLB Advances. Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. Bankshares has designated two wholesale liabilities as fair value instruments (a brokered certificate of deposit and a long-term FHLB advance.)
     These wholesale instruments are designated as either Level 2 or Level 3 under the SFAS No. 157 fair value hierarchy. Level 2 liabilities are based on quoted markets using independent valuation techniques for similar instruments with like characteristics. This information is deemed to be observable market data. Level 3 liabilities are financial instruments that are difficult to value due to dysfunctional, distressed markets or lack of active trading volume. Management gathers certain data to value the instrument. Data includes swap curves, option adjusted spreads and discounted cash flows. These data points are modeled to reflect the fair value of the liability.
     The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value Measurements at June 30, 2009
					Total	Total
		Quoted	Significant	Significant	Changes in	Changes in
		Prices in	Other	Other	Fair Value	Fair Value
		Active	Observable	Unobservable	Included in	Included in
	Fair	Markets	Inputs	Inputs	Current	YTD
Description	Value	(Level 1)	(Level 2)	(Level 3)	Quarter	Results
	(dollars in thousands)
Assets
Trading securities	$36,468	$—	$14,858	$21,610	$(184)	$(996)
Available-for-sale securities	137,538	—	82,273	55,265	—	—

Liabilities

Time deposits (brokered certificates of deposit)	9,329	—	9,329	—	82	225
FHLB advances	25,729	—	—	25,729	427	632

					$325	$(139)

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
(dollars in thousands)

	Trading Assets	FHLB Advances
Beginning balance, March 31, 2009	$34,823	$26,156
Transfers into Level 3	—	—
Sales, maturities or calls	(13,239)	—
Realized losses	(14)	—
Unrealized losses on trading assets	40	—
Unrealized gains on liabilities	—	(427)

Ending balance, June 30, 2009	$21,610	$25,729

     Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the period (above) are reported in trading revenues and in other revenues as follows:

Trading
Revenues
Total gains or losses included in earnings (or changes in net assets) for the period (above)	$(182)

Changes in unrealized gains or losses relating to assets still held at June 30, 2009	$(2)

     For the assets and liabilities selected for fair value accounting, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. Although there are positive signs in the economy, the market is still acting in a distressed manner; therefore, management has decided to continue monitoring certain instruments using additional inputs.
     Interest income and expense is accounted for using the level yield method on the accrual basis of accounting. Changes in fair values associated with fluctuations in market values reported above are reported as “Trading activity and fair value adjustments” on the consolidated statements of operations.
     Certain financial and nonfinancial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.
     The following describes the valuation techniques used by Bankshares to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:
     Loans Held For Sale. Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Bankshares records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2009. Gains and losses on the sale of loans are recorded within income from mortgage banking on the consolidated statements of operations.
     Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Bankshares using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.
     Other Real Estate Owned (OREO). OREO is measured at fair value based on an appraisal conducted by an independent, licensed appraiser outside of the Bank using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered (Level 3).

     The following table summarizes Bankshares’ financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at June 30, 2009
		Quoted	Significant	Significant
		Quoted Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Impaired loans	$4,475	$—	$4,475	$—
OREO	$9,835	$—	$9,835	$—
Loans held for sale	$1,206	$—	$1,206	$—
     In April 2009, the FASB issued FSP FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP became effective for interim periods ending after June 15, 2009, and Bankshares’ disclosures are presented below. The following describes the valuation techniques used by Bankshares to measure certain financial assets and liabilities not previously described elsewhere in this note that are not recorded at fair value on a recurring basis in the financial statements:
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

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$71,135	$71,135	$12,205	$12,205
Federal funds sold	14,999	14,999	5,050	5,050
Trading securities	36,468	36,468	82,584	82,584
AFS securities	137,538	137,538	73,303	73,303
Loans, net	349,426	350,781	361,620	362,483
Loans held for sale	1,206	1,206	347	347
Accrued interest receivable	3,152	3,152	3,801	3,801

Financial liabilities:
Noninterest-bearing deposits	$148,159	$148,159	$75,448	$75,448
Interest-bearing deposits	358,833	368,801	329,096	311,724
Interest-bearing deposits, at fair value	9,329	9,329	24,180	24,180
Short-term borrowings	26,159	26,159	40,711	40,255
FHLB advances	25,000	25,000	25,000	25,000
FHLB advances, at fair value	25,729	25,729	26,361	26,361
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	3,005	3,005	3,348	3,348
3. Trading Securities
     The following table reflects our trading assets accounted for on a fair value basis and the effective yield of the instruments as of the dates indicated:

	June 30,		December 31,		June 30,
	2009		2008		2008
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Trading securities:
U.S. government corporations and agencies	$28,910	3.30%	$70,333	4.15%	$85,355	4.37%
PCMOs	7,558	5.37%	12,251	5.42%	13,159	5.39%

Total trading securities	$36,468	3.81%	$82,584	4.34%	$98,514	4.55%

4. Investment Securities
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at June 30, 2009 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$39,678	$751	$(262)	$40,167
U.S. government agency CMOs and PCMOs	62,190	388	(527)	62,051
U.S. government agency MBS	13,633	158	(4)	13,787
Municipal securities	16,281	40	(1,106)	15,215
Restricted stocks:
Community Bankers Bank	206	—	—	206
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	4,911	—	—	4,911

Total available-for-sale securities	$138,100	$1,337	$(1,899)	$137,538

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2008 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$32,125	$1,104	$—	$33,229
U.S. government agency CMOs and PCMOs	8,596	516	(3)	9,109
U.S. government agency MBS	8,594	42	(15)	8,621
Municipal securities	18,688	19	(1,668)	17,039
Restricted stocks:
Community Bankers Bank	206	—	—	206
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,898	—	—	3,898

Total available-for-sale securities	$73,308	$1,681	$(1,686)	$73,303

     There were no held-to-maturity investments at June 30, 2009 or December 31, 2008.

     The following tables present the aggregate amount of unrealized loss in investment securities as of June 30, 2009 and December 31, 2008. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. government corporations and agencies	$13,943	$(262)	$—	$—	$13,943	$(262)
U.S. government agency CMOs and PCMOs	27,809	(527)	—	—	27,809	(527)
U.S. government agency MBS	2,269	(4)	—	—	2,269	(4)
Municipal securities	5,332	(121)	8,051	(985)	13,383	(1,106)

Total temporarily impaired investment securities	$49,353	$(914)	$8,051	$(985)	$57,404	$(1,899)

     As of June 30, 2009, 53 securities have an unrealized loss totaling $1.9 million. Management believes the unrealized losses noted at June 30, 2009 in the table above is a result of current market conditions and does not reflect on the ability of the issuers to repay the obligations. Bankshares does not intend to sell the investments and it is not more likely than not that Bankshares will be required to sell the investments before recovery of their amortized cost basis.
     Bankshares security portfolio is comprised of fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under FSP 115-2, an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). In the event that a security would suffer an impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the writedown would be included in earnings as a realized loss. Bankshares does not intend to sell any securities; additionally, it s is more likely than not that Bankshares will not be required to sell any securities before recovery of its amortized cost basis, and Bankshares expects to recover all of its securities amortized cost basis.

     Bankshares investment in Federal Home loan Bank (FHLB) stock totaled $4.9 million at June 30, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, Bankshares does not consider this investment to be other temporarily impaired at June 30, 2009 and no impairment has been recognized.

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. government agency CMOs and PCMOs	$2,513	$(3)	$—	$—	$2,513	$(3)
U.S. government agency MBS	2,009	(15)	—	—	2,009	(15)
Municipal securities	15,151	(1,240)	1,424	(428)	16,575	(1,668)

Total temporarily impaired investment securities	$19,673	$(1,258)	$1,424	$(428)	$21,097	$(1,686)

5. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages as of the dates indicated:

	June 30,		December 31,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Real estate:
Residential real estate	$102,204	28.8%	$92,764	25.3%
Commercial real estate	148,589	41.9%	154,929	42.1%
Construction	61,431	17.3%	71,771	19.5%

Total real estate	312,224	88.0%	319,464	86.9%
Commercial	37,754	10.7%	44,409	12.1%
Consumer	4,135	1.2%	3,498	1.0%
Other	526	0.1%	—	0.0%

Gross loans	354,639	100.0%	367,371	100.0%

Less: allowance for loan losses	(5,213)		(5,751)

Net loans	$349,426		$361,620

     As of June 30, 2009 and December 31, 2008, there were $120 thousand and $102 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.
6. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses for the periods presented:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2009	2008	2008
	(dollars in thousands)
Balance, beginning of period	$5,751	$6,411	$6,411
Provision for loan losses	1,274	4,724	1,160
Loans charged off	(1,912)	(6,014)	(2,269)
Recoveries of loans charged off	100	630	200

Net charge-offs	(1,812)	(5,384)	(2,069)

Balance, end of period	$5,213	$5,751	$5,502

Impaired loans and nonaccrual loans are summarized as follows as of the dates indicated:

	June 30,	December 31,
	2009	2008
	(dollars in thousands)
Impaired loans without a valuation allowance	$410	$—
Impaired loans with a valuation allowance	5,281	4,895

Total impaired loans	$5,691	$4,895

Valuation allowance related to impaired loans	$806	$1,148

Total loans past due 90 days and still accruing	$390	$90

Average investment in impaired loans	$6,086	$27,975

Interest income recognized on impaired loans	$44	$553

Interest income recognized on a cash basis on impaired loans	$44	$553

     There were no nonaccrual loans excluded from impaired loan disclosures as of June 30, 2009 and December 31, 2008. No additional funds are committed to be advanced in connection with impaired loans.
7. Other Real Estate Owned
     The table below reflects Other Real Estate Owned (OREO) for the periods indicated:

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2009	2008	2008
	(dollars in thousands)
Balance, beginning of period	$11,749	$4,277	$4,277

Properties acquired at foreclosure	1,059	17,706	14,522
Capital improvements on foreclosed properties	—	915	915
Sales on foreclosed properties	(2,690)	(8,039)	(4,919)
Valuation adjustments	(283)	(3,110)	(300)

Balance, end of period	$9,835	$11,749	$14,495

     Expenses applicable to OREO include the following:

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2009	2008	2008
	(dollars in thousands)
Net loss on sales of OREO	$14	$120	$—
Valuation adjustments	283	3,110	300
Operating expenses, net of rental income	318	759	274

	$615	$3,989	$574

8. Intangibles and Goodwill
     On November 15, 2005, the Bank acquired all of the stock of Danaher Insurance Agency, Inc, a Virginia based insurance agency. Upon consummation of the transaction, the agency was renamed Alliance Insurance Agency, Inc (AIA). The Bank paid $3.0 million in cash (including escrows) for the stock in the agency. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately $1.6 million of the purchase price was deemed to be an intangible asset and amortized over ten years in accordance with the accounting prescribed in SFAS No. 142, Goodwill and Other Intangible Assets.
     On December 14, 2006, AIA acquired certain assets and liabilities of Battlefield Insurance Agency, Inc, and Northern Virginia Insurance Agency, Inc., both Virginia based insurance agencies. AIA paid a total of $2.4 million, of which $1.5 million was in cash with contract payments of $295 thousand due each of the next three years amounting to $885 thousand. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately $1.0 million of the purchase price was deemed to be an intangible asset and amortized over ten years in accordance with the accounting prescribed in SFAS No. 142.
     On April 5, 2007, AIA acquired certain assets and liabilities of the Thomas Agency, Inc., a Virginia based insurance agency. AIA paid a total of $1.1 million, of which $875 thousand was in cash and $175 thousand was in restricted common stock of Bankshares. In addition, earnout payment amounts up to $350 thousand for the insurance agency’s performance in calendar years 2007, 2008 and 2009 may be paid out if performance objectives are achieved.
     The value of intangibles and goodwill for insurance activities was $5.7 million and $5.9 million as of June 30, 2009 and December 31, 2008, respectively. For the six months ended June 30, 2009, amortization expense for the insurance operation was $210 thousand, compared to $336 thousand for year ended on December 31, 2008.

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
     At June 30, 2009 and December 31, 2008, the convertible advance accounted for on a fair value accounting basis had a par value of $25.0 million and matures in 2021. The advance was converted by the FHLB in February 2009 from a floating rate to a fixed rate.

			June 30, 2009			December 31, 2008
Type of	Advance	Maturity	Interest	Par	Fair	Interest	Par	Fair
Advance	Term	Date	Rate	Value	Value	Rate	Value	Value
			(dollars in thousands)
Convertible*	15 years	2021	3.99%	$25,000	$25,729	1.42%	$25,000	$26,361

Total FHLB Advances			3.99%	$25,000	$25,729	1.42%	$25,000	$26,361

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
     At June 30, 2009 and December 31, 2008, Bankshares had a convertible FHLB advance accounted for on a cost basis totaling $25.0 million that matures in 2012.

			June 30, 2009		December 31, 2008
Type of	Advance	Maturity	Interest	Par	Interest	Par
Advance	Term	Date	Rate	Value	Rate	Value
			(dollars in thousands)
Convertible*	4 years	2012	0.79%	$25,000	2.21%	25,000

Total FHLB Advances			0.79%	$25,000	2.21%	$25,000

*	Certain conversion options exist that may cause the advance to mature or convert prior to final maturity.
10. Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The Trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of June 30, 2009 was 3.78% compared to 5.15% as of December 31, 2008.
     All or a portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At June 30, 2009 and December 31, 2008, the entire amount was considered Tier 1 capital.
11. Earnings (Loss) Per Share
     The following table shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders for the periods presented.

Three Months Ended June 30,	2009		2008
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic (loss) per share	5,106,819	$(0.10)	5,106,819	$(0.21)

Effect of dilutive securities, stock options	—		—

Diluted (loss) per share	5,106,819	$(0.10)	5,106,819	$(0.21)

Net (loss) utilized in the earnings per share calculations above:	$(493,000)		$(1,088,000)

Six Months Ended June 30,	2009		2008
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic (loss) per share	5,106,819	$(0.19)	5,106,819	$(0.62)

Effect of dilutive securities, stock options	—		—

Diluted (loss) per share	5,106,819	$(0.19)	5,106,819	$(0.62)

Net (loss) utilized in the earnings per share calculations above:	$(972,000)		$(3,166,000)

     Average shares of 893,273 and 932,667 have been excluded from the calculation for the six months ended June 30, 2009 and June 30, 2008, respectively, because their effects were anti-dilutive.
12. Supplemental Cash Flow Information

	June 30,	June 30,
	2009	2008
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the six months	$7,029	$8,207

Income taxes paid during the six months	$—	$—

Supplemental Disclosures of Noncash Activities:
Fair value adjustment on available-for-sale securities	$(557)	$(651)

Transfer of loans to foreclosed assets	$1,059	$14,522

13. Segment Reporting
     Bankshares has two reportable segments: traditional commercial and mortgage banking and the insurance agencies. In evaluating the segment disclosures for all presented periods, it was determined that revenues, assets and performance of the mortgage banking activity do not warrant separate segment reporting. Revenues from commercial and mortgage banking activities consist primarily of interest earned on loans, investment securities, trading account assets, fees from deposit services, interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. The insurance agencies’ revenues consist of property and casualty commissions, contingency commissions, and employee benefits commissions.
     All intercompany transactions are eliminated in the consolidation process.
     The following tables present segment information for the three and six month periods ended June 30, 2009 and 2008:

	For the Three Months Ended
	June 30, 2009
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$7,084	$—	$—	$7,084
Gain on sale of loans	33	—	—	33
Insurance commissions	—	738	—	738
Trading activity and fair value adjustments	325	—	—	325
Other	378	—	—	378

Total operating income	7,820	738	—	8,558

Expenses:
Interest expense	3,224	—	—	3,224
Provision for loan losses	700	—	—	700
Salaries and employee benefits	1,699	486	—	2,185
Other	3,066	143	—	3,209

Total operating expenses	8,689	629	—	9,318

Income (loss) before income taxes	$(869)	$109	$—	$(760)

Total assets	$642,856	$1,140	$(175)	$643,821

Capital expenditures	$439	$—	$—	$439

	For the Three Months Ended
	June 30, 2008
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$7,309	$—	$(12)	$7,297
Gain on sale of loans	32	—	—	32
Insurance commissions	—	753	—	753
Trading activity and fair value adjustments	166	—	—	166
Other	98	—	—	98

Total operating income	7,605	753	(12)	8,346

Expenses:
Interest expense	4,154	—	(12)	4,142
Provision for loan losses	610	—	—	610
Salaries and employee benefits	1,687	444	—	2,131
Other	3,067	145	—	3,212

Total operating expenses	9,518	589	(12)	10,095

Income (loss) before income taxes	$(1,913)	$164	$—	$(1,749)

Total assets	$569,126	$1,663	$(1,227)	$569,562

Capital expenditures	$(146)	$17	$—	$(129)

	For the Six Months Ended
	June 30, 2009
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$14,207	$—	$—	$14,207
Gain on sale of loans	75	—	—	75
Insurance commissions	—	1,690	—	1,690
Trading activity & fair value adjustments	(139)	—	—	(139)
Other	1,052	—	—	1,052

Total operating income	15,195	1,690	—	16,885

Expenses:
Interest expense	6,685	—	—	6,685
Provision for loan loss	1,274	—	—	1,274
Salaries and employee benefits	3,436	942	—	4,378
Other	5,749	290	—	6,039

Total operating expenses	17,144	1,232	—	18,376

Income (loss) before income taxes	$(1,949)	$458	$—	$(1,491)

Total assets	$642,856	$1,140	$(175)	$643,821

Capital expenditures	$439	$—	$—	$439

	For the Six Months Ended
	June 30, 2008
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$15,018	$—	$(26)	$14,992
Gain on sale of loans	92	—	—	92
Insurance commissions	—	1,816	—	1,816
Trading activity & fair value adjustments	(2,389)	—	—	(2,389)
Other	221	—	—	221

Total operating income	12,942	1,816	(26)	14,732

Expenses:
Interest expense	8,694	—	(26)	8,668
Provision for loan loss	1,160	—	—	1,160
Salaries and employee benefits	3,501	924	—	4,425
Other	5,084	298	—	5,382

Total operating expenses	18,439	1,222	(26)	19,635

Income (loss) before income taxes	$(5,497)	$594	$—	$(4,903)

Total assets	$569,126	$1,663	$(1,227)	$569,562

Capital expenditures	$(15)	$24	$—	$9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “ anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Further adverse changes in the overall national economy as well as continuing adverse economic conditions in our specific market areas within Northern Virginia and the greater Washington, D.C. metropolitan area;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	Sustained weakness in the local housing market;

•	Additional negative changes in the national and local home mortgage market;

•	The timing of and value realized upon the sale of Other Real Estate Owned (OREO) property;

•	Changes in regulatory requirements and/or restrictive banking legislation, including the impact of any policies or programs including the Emergency

Economic Stabilization Act of 2008 (EESA), as amended by the American Recovery and Reinvestment Act of 2009 (ARRA);
•	Changes in Federal Deposit Insurance Corporation (FDIC) deposit insurance programs including the Temporary Liquidity Guarantee Program and changes in FDIC premiums and/or assessments;

•	Loss of key production personnel;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Effects of implementation of certain balance sheet strategies;

•	Timing of expected implementation of certain balance sheet strategies;

•	Impacts of fair value accounting, including income statement volatility;

•	Anticipated growth of our insurance company;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our use of technology or the use of technology by key competitors;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards; and

•	Other factors described from time to time in our SEC filings.
     In addition, a continuation of the turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets in the past year have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that the EESA, the ARRA or other actions taken by the federal government will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the regulatory and competitive landscape.
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
     Highlights of Bankshares’ financial results for the first six months of 2009 include the following:
•	For the second quarter of 2009 we had a net loss of $493 thousand compared to a net loss of $1.1 million for the same period in 2008.

•	FDIC special assessment on June 30, 2009 was $299 thousand.

•	Our net interest margin has improved to 2.82% from 2.59% for the quarter, and to 2.80% from 2.58% for the six months.

•	The ratio of nonperforming assets to total assets was 2.41% of total assets as of June 30, 2009 compared to 2.91% as of December 31, 2008 and 3.85% as of June 30, 2008. This has been an area of significant managerial focus.

•	The net loss was $972 thousand for the six month period ended June 30, 2009, compared to net loss of $3.2 million for the same period in 2008, representing a substantial improvement and a positive trend.

•	Total assets increased by $71.0 million or 12.4% in the second quarter of 2009 to $643.8 million over the December 31, 2008 balance of $572.8 million.

•	Total non-interest bearing deposits were $148.2 million or 28.7% of total deposits as of June 30, 2009, up from $75.4 million or 17.6% of total deposits as of December 31, 2008.

•	Total deposits grew to $516.3 million as of June 30, 2009 compared to the December 31, 2008 level of $428.7 million.

•	As of June 30, 2009, nonperforming assets included $147 thousand of impaired loans (performing loans with a specific allowance), $5.5 million of nonaccrual loans and $9.8 million of OREO, totaling $15.5 million, down from the December 31, 2008 level of $16.6 million.

•	Trading assets declined to $36.5 million as of June 30, 2009, down $46.1 million from the December 31, 2008 level of $82.6 million.

•	Our investment securities portfolio has increased to $137.5 million as of June 30, 2009, up from the December 31, 2008 level of $73.3 million.

•	Commission revenues for AIA were $1.7 million for the six months ended June 30, 2009 compared to $1.8 million for the same period in 2008. Net income for AIA was $309 thousand for the six months ended June 30, 2009 compared to $390 thousand for the same period in 2008.
Principal Business Segments. An overview of the financial results for each of Bankshares’ principal segments is presented below. A more detailed discussion is included in “Results of Operations.”
     Commercial and Mortgage Banking: The Bank’s pre-tax loss was $869 thousand for the three months ended June 30, 2009 compared to pre-tax loss of $1.9 million for the same period in the prior year. The second quarter 2009 pre-tax loss includes $299 thousand for the special FDIC assessment, $217 thousand of OREO expense and valuation adjustments and the reversal of $103 thousand of interest income related to nonaccrual loans. The second quarter 2008 pre-tax loss includes $566 thousand of OREO expense and valuation adjustments, and the reversal of $65 thousand of interest income related to nonaccrual loans.
     The Bank’s pre-tax loss was $1.9 million for the six months ended June 30, 2009 compared to pre-tax loss of $5.5 million for the same period in the prior year. The six months ended 2009 pre-tax loss includes $299 thousand for the special FDIC assessment, $615 thousand of OREO expense and valuation adjustments, trading activity and fair value adjustments of $139 thousand and the reversal of $206 thousand of interest income related to nonaccrual loans. The six months ended 2008 pre-tax loss includes the effects of $2.4 million related to the portfolio rebalancing and fair value adjustments, $574 thousand of OREO expense and valuation adjustments and the reversal of $406 thousand of interest income related to nonaccrual loans.
     The following table reflects the key drivers of the costs associated with the performance for the following periods indicated:

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Provision for loan losses	$700	$610	$1,274	$1,160
Trading activity and fair value adjustments	(325)	(166)	139	2,389
FDIC special assessment	299	—	299	—
OREO direct expenses	104	266	332	274
OREO valuation adjustments	113	300	283	300
Nonaccrual interest reversal	103	65	206	406

Total	$994	$1,075	$2,533	$4,529

     As of June 30, 2009, the Bank had $36.5 million in fair value trading assets and $35.1 million in fair value trading liabilities, as compared to $82.6 million in fair value trading assets and $50.5 million in fair value trading liabilities as of December 31, 2008. Management’s decision to reduce the trading security portfolio has been effective; for the six months ended June 30, 2009 we have reduced the trading asset portfolio by $46.1 million.
     At June 30, 2009, the Bank had nonaccrual loans totaling $5.5 million compared to $3.5 million as of December 31, 2008. The nonaccrual loans for 2009 relate to a variety of borrowers. The largest is $3.2 million, which relates to a multi-family land loan in Northern Virginia. The remainder of nonaccrual loans is made up of first and second trusts on properties in the greater Washington, D.C. metropolitan area.
     The OREO balance was $9.8 million as of June 30, 2009 and $11.7 million as of December 31, 2008. During the first six months of 2009, there were foreclosures on nonaccrual loans of $1.1 million, sales of $2.7 million and market value adjustments of $283 thousand.
     Total nonperforming assets amounted to $15.5 million or 2.41% of total assets, a decrease from the December 31, 2008 level of $16.6 million or 2.91% of total assets and a substantial decrease from the June 30, 2008 level of $21.9 million or 3.85% of total assets.

     Total loans were $354.6 million as of June 30, 2009, compared to $367.4 million as of December 31, 2008, a decrease of $12.8 million. This decrease is a result of management’s strategic initiative to reduce certain loan concentrations.
     Total deposits were $516.3 million as of June 30, 2009, compared to $428.7 million as of December 31, 2008. This substantial increase of $87.6 million is due to management’s strategic long-term goal to increase core deposits. Non-interest bearing deposits have grown substantially in the first six months of 2009, due mostly to our on going business initiative and unique services provided to our title company customers. The non-interest bearing deposit portfolio increased to $148.2 million, or 28.7% of total deposits as of June 30, 2009, over our December 31, 2008 level of $75.4 million or 17.6% of total deposits.
     Bankshares is considered “well capitalized”, as stockholders’ equity amounted to $36.1 million as of June 30, 2009 and $37.2 million as of December 31, 2008.
     Insurance Agencies: Commission revenues for the three month period ended June 30, 2009 were $738 thousand, a decrease of $15 thousand compared to commission revenues of $753 thousand for the three month period ended June 30, 2008. Pre-tax income for AIA was $109 thousand for the three months ended June 30, 2009, a decrease of $55 thousand, compared to $164 thousand for the same period in the prior year.
     Pre-tax income for AIA was $458 thousand for the six months ended June 30, 2009, a decrease of $136 thousand, compared to $594 thousand for the same period in the prior year. During 2009, the insurance agencies have been affected by the economic downturn, resulting in lower renewal premiums and commission income. Commission revenues were $1.7 million for the six month period ended June 30, 2009 compared to $1.8 million for the six month period ended June 30, 2008.
Financial Performance Measures. Bankshares had a net loss for the three month period ended June 30, 2009 of $493 thousand compared to a net loss of $1.1 million for the same period in the prior year. As outlined in the table on page 32, the net loss of $493 thousand includes the effects of the FDIC special assessment, the OREO expenses and valuation adjustments, the additional provision for loan losses and the reversal of interest income on nonaccrual loans. These results led to $0.10 basic and diluted loss per share for the quarter ended June 30, 2009, compared to $0.21 basic and diluted loss per share for the quarter ended June 30, 2008. Weighted average diluted shares outstanding were 5,106,819 for the three months ended June 30, 2009 and June 30, 2008.
     For the six month period ended June 30, 2009, Bankshares had a net loss of $972 thousand compared to a net loss of $3.2 million for the same period in the prior year. The net loss of $972 thousand includes the effects of the FDIC special assessment, the OREO expenses and valuation adjustments, the additional provision for loan losses and the reversal of interest income on nonaccrual loans. These results led to $0.19 basic and diluted loss per share for the six months ended June 30, 2009. The basic and diluted loss per share for the six months ended June 30, 2008 was $0.62 per share. Weighted average diluted shares outstanding were 5,106,819 for the six months ended June 30, 2009 and June 30, 2008.
     Net interest margin was 2.82% for the three months ended June 30, 2009 compared to 2.59% for the three months ended June 30, 2008. A key contributing factor to the improved net interest margin is the lower cost of funds. Certain deposit accounts were repriced downward over the respective periods and levels of demand deposit funding increased. The reversal of nonaccrual interest income reduced the second quarter 2009 net interest margin by 8 basis points.
     Net interest margin was 2.80% for the six months ended June 30, 2009 compared to 2.58% for the six months ended June 30, 2008. The reversal of nonaccrual interest income reduced the six months ended June 30, 2009 net interest margin by 7 basis points. Nonperforming assets to total assets was 2.41% as of June 30, 2009 compared to 2.91% as of December 31, 2008, a decrease of 50 basis points.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended June 30, 2009 was $3.9 million compared to $3.2 million for the same period in 2008. Loan interest income decreased $795 thousand to $5.2 million in the three months ended June 30, 2009 compared to $6.0 million for the same period in 2008.
     Net interest income (on a fully tax equivalent basis) for the six months ended June 30, 2009 was $7.7 million compared to $6.5 million for the same period in 2008. Loan interest income decreased $1.7 million to $10.5 million in the six months ended June 30, 2009 compared to $12.2 million for the same period in 2008.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended June 30,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
			(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$362,088	$5,177	5.73%	$375,545	$5,972	6.40%
Trading securities	48,382	445	3.69%	93,845	987	4.23%
Investment securities	122,892	1,522	4.97%	25,828	382	5.95%
Federal funds sold	25,375	15	0.24%	7,639	40	2.11%

Total interest earning assets	558,737	7,159	5.14%	502,857	7,381	5.90%
Non-interest earning assets:
Cash and due from banks	18,980			23,849
Premises and equipment	1,892			2,098
Other real estate owned (OREO)	9,918			15,037
Other assets	20,405			19,615
Less: allowance for loan losses	(5,182)			(5,351)

Total non-interest earning assets	46,013			55,248

Total Assets	$604,750			$558,105

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$48,765	$134	1.10%	$32,590	$133	1.64%
Money market deposit accounts	16,597	62	1.50%	32,359	223	2.77%
Savings accounts	3,669	4	0.44%	3,743	8	0.86%
Time deposits(3)	284,319	2,449	3.45%	258,632	2,971	4.62%

Total interest-bearing deposits	353,350	2,649	3.01%	327,324	3,335	4.10%
FHLB advances(4)	51,147	318	2.49%	51,055	262	2.06%
Other borrowings	51,006	257	2.02%	64,700	545	3.39%

Total interest-bearing liabilities	455,503	3,224	2.84%	443,079	4,142	3.76%

Non-interest bearing liabilities:
Demand deposits	110,320			69,049
Other liabilities	2,637			2,365

Total liabilities	568,460			514,493
Stockholders’ Equity	36,290			43,612

Total Liabilities and Stockholders’ Equity	$604,750			$558,105

Interest Spread (5)			2.30%			2.14%

Net Interest Margin (6)		$3,935	2.82%		$3,239	2.59%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $5.7 million and $4.2 million in the second quarter of 2009 and 2008, respectively. The 2009 and 2008 interest income excluded from the loans above was $103 thousand and $65 thousand, respectively.

(3)	Average fair value of time deposits for the second quarter of 2009 and 2008 was $9,273 and $83,436, respectively.

(4)	Average fair value of FHLB advances for the second quarter of 2009 and 2008 was $26,146 and $26,056, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $362.1 million for the three months ended June 30, 2009 compared to $375.5 million for the same period in 2008. The related interest income from loans was $5.2 million in 2009 compared to $6.0 million in 2008. The average yield on loans decreased to 5.73% in 2009 from 6.40% in 2008. The lower yield on loans for the second quarter of 2009 includes $103 thousand of reversed nonaccrual interest. Another contributing factor for the lower yield is the lower prime rate for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008. The average prime rate for the second quarter of 2009 was 3.25% compared to the average prime rate of 5.08% for the second quarter of 2008.
     Trading securities averaged $48.4 million for the three months ended June 30, 2009, compared to $93.8 million for the three months ended June 30, 2008. The decrease is a result of management’s decision to reduce the trading securities portfolio. Trading securities interest income for the three months ended June 30, 2009 was $445 thousand compared to $987 thousand for the three months ended June 30, 2008. The average yield on trading securities was 3.69% for the second quarter of 2009 compared to 4.23% for the second quarter of 2008. A key driver of the lower yield was the impact of decreases in the prime rate that occurred over the period. The decreased prime rate has a direct impact on the Small Business Administration (SBA) securities which are prime rate-based instruments.
     The average balance of investment securities was $122.9 million for the quarter ended June 30, 2009 compared to $25.8 million for the same quarter in 2008. Investment securities income (on a fully tax equivalent basis) was $1.5 million for the three months ended June 30, 2009 compared to $382 thousand for the three months ended June 30, 2008. The tax equivalent average yield on investment securities for the three months ended June 30, 2009 was 4.97% compared to the June 30, 2008 yield of 5.95%.
     Excess liquidity resulted in a $17.7 million increase in federal funds sold for Bankshares. The short-term investments in federal funds sold contributed $15 thousand to interest income in the three month period ended June 30, 2009, compared to $40 thousand for the same period in 2008.
     Total average earning assets yielded 5.14% for the three months ended June 30, 2009 or 76 basis points lower than the yield of 5.90% for the same period in 2008. Total interest income (on a fully tax equivalent basis) was $7.2 million for the three months ended June 30, 2009 compared to $7.4 million for the three months ended June 30, 2008.
     Total average interest-bearing liabilities (deposits and purchased funds) were $455.5 million in the second quarter of 2009 or $12.4 million more than the second quarter of 2008 level of $443.1 million. The average cost of interest-bearing liabilities for the second quarter of 2009 was 2.84% or 92 basis points lower than the 2008 level of 3.76%. Interest expense for all interest-bearing liabilities amounted to $3.2 million for the three months ended June 30, 2009 compared to $4.1 million for the three months ended June 30, 2008. Products such as money market and savings accounts have rates that are set by management and are adjusted to be competitive with the market. In addition, many of the larger wholesale deposits have repriced downward during 2009. Since the beginning of 2009, deposit costs have decreased by 113 basis points to 3.45%

as of June 30, 2009. As of June 30, 2009 deposit costs were 3.45% compared 4.62% or 117 basis points lower than the June 30, 2008 level.
     The non-interest bearing demand deposits average balance was $110.3 million for the second quarter of 2009, or $41.3 million more than the 2008 level of $69.0 million. This increase is due to the substantial growth in our non-interest bearing demand deposit portfolio and is attributed to our ongoing strategic initiative and unique services provided to our title company customers.
     The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the six months indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Six Months Ended June 30,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
			(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$365,166	$10,462	5.78%	$382,565	$12,213	6.42%
Trading securities	61,491	1,103	3.62%	89,804	2,096	4.69%
Investment securities	106,910	2,752	5.19%	25,813	759	5.91%
Federal funds sold	19,068	28	0.30%	7,052	86	2.45%

Total interest earning assets	552,635	14,345	5.23%	505,234	15,154	6.03%
Non-interest earning assets:
Cash and due from banks	16,539			20,798
Premises and equipment	1,889			2,092
Other real estate owned (OREO)	10,964			10,488
Other assets	20,830			19,729
Less: allowance for loan losses	(5,356)			(5,815)

Total non-interest earning assets	44,866			47,292

Total Assets	$597,501			$552,526

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$43,699	$245	1.13%	$31,963	$294	1.85%
Money market deposit accounts	16,293	115	1.42%	34,557	462	2.69%
Savings accounts	3,524	8	0.46%	3,762	16	0.86%
Time deposits (3)	284,679	5,182	3.67%	245,762	5,822	4.76%

Total interest-bearing deposits	348,195	5,550	3.21%	316,044	6,594	4.20%
FHLB Advances (4)	51,294	581	2.28%	62,607	950	3.05%
Other borrowings	63,985	554	1.75%	59,156	1,124	3.82%

Total interest-bearing liabilities	463,474	6,685	2.91%	437,807	8,668	3.98%

Non-interest bearing liabilities:
Demand deposits	94,399			67,186
Other liabilities	2,879			3,214

Total liabilities	560,752			508,207
Stockholders’ Equity	36,749			44,319

Total Liabilities and Stockholders’ Equity	$597,501			$552,526

Interest Spread (5)			2.32%			2.05%

Net Interest Margin (6)		$7,660	2.80%		$6,486	2.58%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans $4.7 million in 2009 and average nonaccrual loans of $4.0 million in 2008. The 2009 and 2008 interest income excluded from the loans above was $206 thousand and $406 thousand, respectively.

(3)	Average fair value of time deposits for the six months ended June 30, 2009 and June 30, 2008 was $14,635 and $111,426, respectively.

(4)	Average fair value of FHLB advances for the six months ended June 30, 2009 and June 30, 2008 was $26,294 and $44,613, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     For the six months ended June 30, 2009, average loan balances (including loans held for sale) were $365.2 million compared to $382.6 million for the same period in 2008. Interest income from loans was $10.5 million in 2009 compared to $12.2 million in 2008, with the average yield decreasing to 5.78% from 6.42%. The lower yield for the first six months of 2009 includes $206 thousand of reversed nonaccrual interest. In addition, the lower average prime rate for the six months ended June 30, 2009 was 3.25% compared to the average prime rate of 5.65% for the same period in 2008.
     For the six months ended June 30, 2009 average trading securities were $61.5 million, compared to $89.8 million for the same period in 2008. The decrease is a result of management’s decision to reduce the trading securities portfolio. Interest income for the six months ended June 30, 2009 was $1.1 million compared to $2.1 million for the six months ended June 30, 2008. Average yield on trading securities was 3.62% for the first six months of 2009 compared to 4.69% for the same period in 2008. A key driver of the lower yield was the impact of decreases in the prime rate that occurred over the period.
     Investment securities averaged $106.9 million for the six months ended June 30, 2009 compared to $25.8 million for the same quarter in 2008. Management’s strategy is to deploy excess cash into earning assets such as loans. In the event loans are not available, cash is used to purchase available-for-sale securities. Investment securities income (on a fully tax equivalent basis) was $2.8 million for the six months ended June 30, 2009 compared to $759 thousand for the six months ended June 30, 2008. The tax equivalent average yield on investment securities for the six months ended June 30, 2009 was 5.19% compared to the June 30, 2008 yield of 5.91%.
     Short-term investments in federal funds sold contributed $28 thousand to interest income in the six month period ended June 30, 2009, compared to $86 thousand for the same period in 2008.
     Average earning assets yielded 5.23% for the six months ended June 30, 2009 or 80 basis points lower than the yield of 6.03% for the same period in 2008. Total interest income (on a fully tax equivalent basis) was $14.3 million for the six months ended June 30, 2009 compared to $15.2 million for the six months ended June 30, 2008.
     Average interest-bearing liabilities (deposits and purchased funds) were $463.5 million in the first six months of 2009 or $25.7 million more than the first six months of 2008 level of $437.8 million. For the six months ended June 30, 2009, interest expense was $6.7 million compared to $8.7 million for the six months ended June 30, 2008. The average cost of interest-bearing liabilities for the first six months of 2009 was 2.91% or 107 basis points lower than the 2008 level of 3.98%. Products such as money market and savings accounts have rates that are set by management and are adjusted to be competitive with the market. In addition, many of the larger wholesale deposits have repriced downward during 2009. The benefits of the repricing are seen in the lower time deposit cost of 3.67% in 2009 compared to the 2008 level of 4.76%.

     Non-interest bearing demand deposits averaged $94.4 million for the first six months of 2009, or $27.2 million more than the 2008 level of $67.2 million.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Volume and Rate Analysis

	Six Months Ended June 30,
	2009 compared to 2008
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(dollars in thousands)
Interest Earning Assets:
Loans	$(1,751)	$(549)	$(1,202)
Trading securities	(993)	(576)	(417)
Investment securities	1,993	2,073	(80)
Federal funds sold	(58)	(120)	62

Total increase (decrease) in interest income	(809)	828	(1,637)

Interest-Bearing Liabilities:
Interest-bearing deposits	(1,044)	2,068	(3,112)
Purchased funds	(939)	(53)	(886)

Total increase (decrease) in interest expense	(1,983)	2,015	(3,998)

Increase (decrease) in net interest income	$1,174	$(1,187)	$2,361

     Non-interest Income. Non-interest income increased to $1.5 million during the three months ended June 30, 2009, an increase of $425 thousand from the 2008 level of $1.0 million. Our primary source of non-interest income is insurance commissions, which added $738 thousand in non-interest income for the second quarter of 2009, compared to $753 thousand for the same period in 2008.
     Another source of non-interest income is gains on the sale of residential mortgage loans. Bankshares earned $33 thousand on the sale of mortgage loans in the three months ended June 30, 2009, compared to $32 thousand in the three months ended June 30, 2008.
     Bankshares recorded a net gain of $274 thousand on the sale of investment securities in the three months ended June 30, 2009, compared to a net gain of $8 thousand in the three months ended June 30, 2008.
     Trading activity and fair value adjustments recorded for the three months ended June 30, 2009 resulted in a net gain of $325 thousand, compared to a net gain of $166 thousand for the same period in 2008, an increase of $159 thousand.

     For the six month period ended June 30, 2009, non-interest income was $2.7 million, an improvement of $2.9 million from the June 30, 2008 loss of $260 thousand. Our primary source of non-interest income is insurance commissions. Commission revenues added $1.7 million in non-interest income for the first six months of 2009, compared to $1.8 million for the same period in 2008.
     Bankshares earned $75 thousand on the sale of mortgage loans in the six months ended June 30, 2009, compared to $92 thousand in the six months ended June 30, 2008.
     Bankshares recorded a net gain of $863 thousand on the sale of investment securities in the six months ended June 30, 2009, compared to a net gain of $10 thousand in the six months ended June 30, 2008.
     Trading activity and fair value adjustments recorded for the six months ended June 30, 2009 resulted in a net loss of $139 thousand, compared to a net loss of $2.4 million for the same period in 2008, an improvement of $2.3 million.
     Non-interest Expense. Non-interest expense for the three months ended June 30, 2009 amounted to $5.4 million compared to the 2008 level of $5.3 million. Salaries and benefits expense for the three months ended June 30, 2009 was $2.2 million, or $54 thousand higher than the 2008 level of $2.1 million. Occupancy and equipment expense for the three months ended June 30, 2009 increased by $104 thousand over the 2008 level of $788 thousand. OREO expense was $217 thousand for the three months ended June 30, 2009 compared to $566 thousand for the three months ended June 30, 2008. Included in OREO expense for the second quarter of 2009 is $113 thousand of valuation adjustments. Other operating expenses were $2.1 million for the three months ended June 30, 2009, an increase of $242 thousand from the three months ended June 30, 2008. The bulk of this increase is due to a special FDIC assessment fee of $299 thousand.
     Non-interest expense in the six months ended June 30, 2009 amounted to $10.4 million compared to the 2008 level of $9.8 million. Salaries and benefits expense for the six months ended June 30, 2009 and for the six months ended June 30, 2008 was $4.4 million. Occupancy and equipment expense for the six months ended June 30, 2009 increased by $148 thousand over the 2008 level of $1.6 million. OREO expense was $615 thousand for the six months ended June 30, 2009, compared to $574 thousand for the six months ended June 30, 2008. Other operating expenses were $3.7 million for the six months ended June 30, 2009, an increase of $468 thousand from the six months ended June 30, 2008. This increase is primarily due to the special FDIC assessment fee.
     Income Taxes. We recorded an income tax benefit of $267 thousand in the second quarter of 2009 compared to an income tax benefit of $661 thousand in 2008. Our effective tax rates were 35.1% for the three months ended June 30, 2009 and 37.8% for the three months ended June 30, 2008.
     We recorded an income tax benefit of $519 thousand in the first six months of 2009 compared to an income tax benefit of $1.7 million in 2008. Our effective tax rates were 34.8% for the six months ended June 30, 2009 and 35.4% for the six months ended June 30, 2008.
Analysis of Financial Condition
     Trading Securities. The trading portfolio was $36.5 million as of June 30, 2009 compared to $82.6 million as of December 31, 2008 and $98.5 million as of June 30, 2008. Management’s strategy to reduce the trading portfolio has been effective, as evidenced by the decrease of $46.1 million during the first six months of 2009. All of the PCMOs are rated AAA by at least one of the following agencies: Moody’s, S&P or Fitch. Three PCMO bonds with a value of $3.6 million have a split rating as of June 30, 2009. The portfolio yield decreased on a year over year basis by 74 basis points, to 3.81%. The two key drivers of the decline are SBA repricing and changing in the trading security mix. All of the SBA securities are earning interest on a variable rate basis with a coupon rate based on the prime rate. The prime rate declined to 3.25% at June 30, 2009 from 5.00% at June 30, 2008.
     The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:
Trading Securities

	June 30,		December 31,		June 30,
	2009		2008		2008
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. government corporations & agencies	$14,052	5.25%	$35,947	5.25%	$46,037	5.42%
PCMOs (1)	7,558	5.37%	12,251	5.42%	13,159	5.39%
SBA securities (2)	14,858	1.44%	34,386	2.99%	39,318	3.14%

Totals	$36,468	3.81%	$82,584	4.34%	$98,514	4.55%

(1)	All PCMOs are rated AAA by at least one of the following agencies: Moody’s, S&P or Fitch. $3.6 million of the PCMOs have a split rating as of June 30, 2009.

(2)	SBA securities are U.S. government agency securities. For presentation purposes, they are separated out in the table above.
     Trading Securities Classified as Level 3. Beginning in the third quarter of 2008 and continuing to the present time, the markets have behaved in a distressed and dysfunctional manner. In evaluating the fair value of instruments held in our portfolios, we determined that the typical valuation techniques for the securities that contained a LIBOR basis did not take into account the distressed and dysfunctional markets. As such, we considered other factors such as typical spreads for the instruments and requested supplemental dealer pricing to determine fair value. We believe this approach more accurately reflects the fair value of PCMO and agency securities, as 59% or $21.6 million of our portfolio was impacted.
     Investment Securities Available-for-Sale. The total amount of the investment securities accounted for under available-for-sale accounting was $137.5 million on June 30, 2009. Our portfolio contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, state and municipal bonds, Federal Reserve Bank (FRB) stock, FHLB stock and other securities. U.S. government agency securities were $40.2 million, PCMOs, CMOs and MBS made up $75.8 million of the portfolio, and municipal securities were $15.2 million. We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The investment portfolio’s tax-equivalent yield was 4.83% as of June 30, 2009.
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

	June 30, 2009			December 31, 2008
	Fair		% of	Fair		% of
	Value	Yield	Portfolio	Value	Yield	Portfolio
			(dollars in thousands)
Available-for-Sale Securities:
U.S. government corporations and agencies	$40,167	4.81%	29.2%	$33,229	5.38%	45.3%
U.S. government agency CMOs	46,953	3.65%	34.1%	2,513	4.85%	3.4%
PCMOs	15,098	6.82%	11.0%	6,596	10.10%	9.0%
U.S. government agency MBS	13,787	5.01%	10.0%	8,621	5.26%	11.8%
Municipal securities	15,215	6.00%	11.1%	17,039	6.00%	23.2%
Other securities	6,318	0.00%	4.6%	5,305	0.00%	7.3%

Total Available-for-Sale Securities	$137,538	4.83%	100.0%	$73,303	6.02%	100.0%

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of June 30, 2009:

	Contractual Maturities of Investment Securities
	June 30, 2009
	(dollars in thousands)
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Available-For-Sale Securities
U.S. government corporations and agencies	$—	0.00%	$—	0.00%	$23,682	4.42%	$15,996	5.39%	$39,678	4.81%
U.S. government agency CMOs and PCMOs (1)	—	0.00%	1,620	3.25%	3,258	4.94%	57,312	4.70%	62,190	4.67%
U.S. government agency MBS(1)	—	0.00%	—	0.00%	—	0.00%	13,633	5.01%	13,633	5.01%
Municipal securities (2)	—	0.00%	322	4.23%	2,506	5.92%	13,453	6.00%	16,281	5.95%
Other securities	—	0.00%	—	0.00%	—	0.00%	6,318	3.00%	6,318	3.00%

Total Available-For-Sale Securities (3)	$—	0.00%	$1,942	3.41%	$29,446	4.61%	$106,712	4.91%	$138,100	4.83%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

(3)	We do not have any held-to-maturity securities as of June 30, 2009.
     Loan Portfolio. There are five primary classifications within the portfolio: commercial real estate, real estate construction, residential real estate, commercial and consumer installment. The loan portfolio, net of discounts and fees, was $354.6 million at June 30, 2009, compared to $367.4 million at December 31, 2008 and $372.2 million at June 30, 2008. Many of our loans are tied to the prime rate and other rate indices that have declined in the past year. Management’s strategic initiative is to reduce certain loan concentrations within our portfolio, such as real estate construction and land loans, as they pose more risk than other loan types.
     Commercial real estate loans were $148.6 million or 41.9% of the loan portfolio as of June 30, 2009. This compares to $154.9 million or 42.1% as of December 31, 2008 and $143.6 million or 38.6% as of June 30, 2008. These loans are typically secured by first trusts on office, warehouse, commercial condominiums or industrial space. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) and loans for income producing properties held by investors.
     The real estate construction category of our loan portfolio generally falls into three primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual condominium units, residential construction loans to builders for resale, and land in various stages of development. This category totaled $61.4 million or 17.3% of our portfolio as of June 30, 2009, compared to $71.8 million or 19.5% of the portfolio as of December 31, 2008 and $93.6 million or 25.2% as of June 30, 2008. The decrease is due to normal construction loan maturities and management’s strategic decision to reduce lending in this area due to the unusual market conditions leading to decreased construction projects.
     Residential real estate loans (home equity and fixed rate trusts) were $102.2 million or 28.8% of the loan portfolio as of June 30, 2009, compared to $92.8 million, or 25.3% as of December 31, 2008, and $86.3 million or 23.2% as of June 30, 2008. This category consists of three different loan types: HELOCs, which are secured by secondary financing on residential real estate and represent the most significant portion of the category, fixed rate amortizing second mortgages and first mortgage loans secured by single family residences not held for sale.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and other credit needs of small and medium sized businesses. Commercial loans represent $37.8 million or 10.7% of the loan portfolio as of June 30, 2009, compared to $44.4 million or 12.1% of the loan portfolio at December 31, 2008, and $45.0 million or 12.1% of the loan portfolio at June 30, 2008.
     The consumer installment category constitutes the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of June 30, 2009 was $4.1 million or 1.2% of the loan portfolio, compared to $3.5 million or 1.0% of the loan portfolio as of December 31, 2008 and $3.5 million or 0.9% of the loan portfolio as of June 30, 2008.
     Allowance for Loan Losses. The allowance for loan losses was $5.2 million at June 30, 2009, or 1.47% of loans outstanding, compared to $5.8 million, or 1.57% of loans outstanding, at December 31, 2008. (These ratios exclude loans held for sale.) We allocated $806 thousand and $1.1 million, respectively, of our allowance for loan losses at June 30, 2009 and December 31, 2008 for specific nonperforming or impaired loans. In the first six months of 2009, we had net charge-offs of $1.8 million compared to net charge-offs of $2.1 million for the six months ended June 30, 2008. Of the $1.8 million in net charge-offs for the first six months of 2009, $896 thousand represented previously established specific allocations at December 31, 2008. There was one loan of $390 thousand past due and still accruing interest as of June 30, 2009, compared to one loan of $90 thousand that was past due 90 days and still accruing interest as of December 31, 2008. The $390 thousand loan is a balloon payment that has become due and Bankshares is now in the process of extending new terms on the existing credit.
     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2009	2008	2008
	(dollars in thousands)
Balance, beginning of period	$5,751	$6,411	$6,411

Provision for loan losses	1,274	4,724	1,160

Net charge-offs:
Commercial	140	905	208
HELOC	1,286	2,324	357
Real estate	368	2,100	1,469
Consumer	18	55	35

Total net charge-offs	1,812	5,384	2,069

Balance, end of period	$5,213	$5,751	$5,502

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
Nonperforming Assets
     Impaired Loans (Performing Loans with a Specific Allowance). The principal amount of impaired loans was $147 thousand as of June 30, 2009 and $1.4 million as of December 31, 2008. The $147 thousand relates to an office condominium in Northern Virginia.
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

     At June 30, 2009, Bankshares had $5.5 million of nonaccrual loans, compared to nonaccrual loans of $3.5 million as of December 31, 2008. The $5.5 million balance consists of a loan for $3.2 million, which is multi-family land in Northern Virginia, $410 thousand, which is a commercial construction loan on a residential condominium project in Virginia Beach, a loan for $400 thousand, which is secured by a subordinate lien on a commercial real estate property in Winchester, Virginia and a variety of loans totaling $1.3 million to six borrowers on first and second trusts on properties in the greater Washington, D.C. metropolitan area.
     Other Real Estate Owned (OREO). As of June 30, 2009, we had OREO totaling $9.8 million. The bulk of the OREO balance consists of $2.1 million which relates to farmland/development acreage in the Winchester, Virginia area, $2.0 million which relates to a single family residence in Northern Virginia, $1.4 million which relates to residential building lots in Northern Virginia, and $1.2 million which relates to building lots in Northern Virginia. The remainder is made up of a variety of other properties totaling $3.1 million.
     The table below reflects the OREO activity in 2009:
Other Real Estate Owned

	Six Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2009	2008
	(dollars in thousands)
Balance, beginning of period	$11,749	$4,277

Properties acquired at foreclosure	1,059	17,706
Capital improvements on foreclosed properties	—	915

Sales on foreclosed properties	(2,690)	(8,039)
Valuation adjustments	(283)	(3,110)

Balance, end of period	$9,835	$11,749

     During the quarter, an OREO asset formerly operating as a retail hardware store and lumber yard with a carrying value of $452 thousand was the site of a fire which destroyed all structures on the property. Bankshares was insured against loss on the improvements and is negotiating with the insurer regarding the fair market value of the loss. In March 2009, we had an auction with a winning bid on an OREO property for $2.0 million; however that contract was not consummated. The property is now back on the market under the multiple listing system.
     Total Nonperforming Assets. As of June 30, 2009, we had $15.5 million classified as nonperforming assets on the balance sheet. The balance as of December 31, 2008 was $16.6 million.
     Specific Reserves. As of June 30, 2009, we had $806 thousand in specific reserves for nonperforming assets. As of December 31, 2008, we had $1.1 million in specific reserves for nonperforming assets.
Credit Quality Information

	June	December	June
	30,	31,	30,
	2009	2008	2008
	(dollars in thousands)
Nonperforming assets:
Impaired loans (performing loans with a specific allowance)	$147	$1,428	$4,616
Impaired loans on nonaccrual status	5,544	3,467	2,834
Other real estate owned (OREO)	9,835	11,749	14,495

Total nonperforming assets & past due loans	$15,526	$16,644	$21,945

Specific reserves associated with impaired loans	$806	$1,148	$1,283

Nonperforming assets to total assets	2.41%	2.91%	3.85%

     Goodwill and Intangible Assets. As of June 30, 2009, goodwill was $3.6 million, and intangibles were $2.1 million. The goodwill was $3.6 million as of December 31, 2008, and the intangibles were $2.3 million as of December 31, 2008. Goodwill related to the AIA acquisitions is tested for impairment on an annual basis or more frequently if events or circumstances warrant.
     Deposits. We seek deposits within our market area by offering high-quality customer service and using technology to deliver deposit services effectively and by paying competitive interest rates. During the first six months of 2009, our core deposits have increased. Demand deposits were $148.2 million as of June 30, 2009 and averaged $94.4 million for the first six months of 2009. For the three months ended June 30, 2009, average demand deposits were $110.3 million. Management’s strategic decision to increase the core deposits has shown positive results.
     At June 30, 2009, the total deposit portfolio was $516.3 million, compared to the December 31, 2008 level of $428.7 million. The interest-bearing deposits cost the Bank 3.21% for the first six months of 2009 or 99 basis points less than the first six months of 2008 average cost of 4.20%. As key interest rates declined over the past year, we repriced deposits at a lower level. In addition, the rates on time deposits have decreased substantially. As we have the opportunity to reprice time deposits, we have realized significant interest rate savings. Our forecasted 2009 time deposit maturities indicate opportunities for further interest rate savings.
     We are active users of wholesale brokered deposits. We believe these types of funds offer a reliable stable source of funds for the Bank. Frequently the interest rates associated with wholesale brokered deposits are significantly lower than general customer rates in the marketplace. As of June 30, 2009, we had $170.3 million of wholesale brokered certificates of deposit which is $37.2 million lower than the December 31, 2008 level of $207.5 million. Management has reduced the reliance on brokered deposits for funding. This has allowed Bankshares the opportunity to reposition our long-term deposit strategy to reduce its overall interest costs. Certain wholesale brokered deposits are accounted for on a fair value basis. As of June 30, 2009, we had a single wholesale brokered deposit in the amount of $9.1 million maturing in early 2010 accounted for on a fair value basis.
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
     In addition, in May of 2009, the FDIC announced that the temporary increase in FDIC deposit insurance from $100,000 to $250,000 per depositor would be extended through December 31, 2013. The temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts at institutions participating in FDIC’s Temporary Liquidity Guarantee Program remains effective through December 31, 2009.
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The majority of purchased funds is comprised of the following two categories: customer repurchase agreements and outstanding federal funds purchased. Customer repurchase agreements amounted to $26.1 million at June 30, 2009, compared to $25.3 million at December 31, 2008. There were no outstanding federal funds purchased as of June 30, 2009, as compared to outstanding federal funds purchased of $15.0 million at December 31, 2008.
     Customer repurchases agreements are standard repurchase agreement transactions that involve a Bank customer instead of a wholesale bank or broker. We offer this product as an accommodation to larger retail and commercial customers and affluent individuals that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not have any open repurchase agreements with broker-dealers.
     FHLB Advances. The FHLB is a key source of funding for us. During the periods presented, we have used overnight advances (daily rate credit) to support our short-term liquidity needs. On a longer term basis, we augment our funding portfolio with our two FHLB advances, one of which is accounted for on a fair value basis, and one of which is accounted for on a cost basis.
     As of June 30, 2009 and December 31, 2008, we had a FHLB long-term advance accounted for on a fair value basis of $25.7 million and $26.4 million, respectively. The advance matures in early 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.99% and 1.42% as of June 30, 2009 and December 31, 2008, respectively.
     As of June 30, 2009 and December 31, 2008, Bankshares had a single FHLB long-term advance accounted for on a cost basis. This $25.0 million long-term advance matures in 2012 and has an effective interest rate of .79% and 2.21% as of June 30, 2009 and December 31, 2008, respectively.
     Trading Liabilities Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, the investment and debt markets were acting in a distressed and dysfunctional manner. In evaluating the fair value of funding instruments, we determined that the typical valuation techniques did not take into account the distressed and dysfunctional markets. As such, we considered other factors such as typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of June 30, 2009 and December 31, 2008 respectively, the fair value of the long-term FHLB advance accounted for on a fair value basis was $25.7 million and $26.4 million, respectively.
     Deposit Liabilities at Fair Value. We currently have one brokered certificate of deposit totaling $9.1 million in par value compared to three certificates totaling $23.7 million in par value reported under FVO accounting as of June 30, 2009 and December 31, 2008, respectively.
     The following table reflects the fair value of liabilities accounted for under SFAS No. 159 as of the dates indicated:

	June 30, 2009			December 31, 2008
	Par	Fair		Par	Fair
	Value	Value	Yield	Value	Value	Yield
			(dollars in thousands)
Brokered CDs	$9,102	$9,329	5.00%	$23,728	$24,180	5.04%
FHLB long-term advances	25,000	25,729	3.99%	25,000	26,361	1.42%

Total liabilities at fair value	$34,102	$35,058	4.26%	$48,728	$50,541	3.18%

     Liquidity. Our overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Our liquidity is impacted by the general growth of the Bank, title company balances, the national and local mortgage refinance market, and the trading and investment portfolios. We use a variety of tools to manage our liquidity. These include pricing on loans and deposits, purchase or sale of investments, brokered deposits, the sale or participation of loans, and rates and fees on home mortgages. In addition, we have a variety of credit facilities at our disposal. Our funding department monitors our overall position daily. We can and will draw upon federal funds lines with correspondent banks, draw upon reverse repurchase agreement lines with correspondent banks and use FHLB advances. Our deposit customers frequently have lower deposit balances in the middle of the month, and balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our overall balance sheet growth.
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned subsidiary business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. The interest rate as of June 30, 2009 and December 31, 2008 was 3.78% and 5.15%, respectively.
     Under the current bank regulatory guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At June 30, 2009 and December 31, 2008, the entire amount was considered Tier 1 capital.
     Capital. Both Bankshares and the Bank are considered “well capitalized” under the risk based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $36.1 million as of June 30, 2009 compared to the December 31, 2008 level of $37.2 million. The change in equity is attributable to the net loss of $972 thousand for the first six months of 2009, which reduced stockholders’ equity as of June 30, 2009. Book value per common share was $7.06 as of June 30, 2009 compared to $7.28 as of December 31, 2008. The net unrealized loss on available-for-sale securities amounted to $371 thousand, as of June 30, 2009, compared to a net unrealized gain on available-for-sale securities of $4 thousand, as of December 31, 2008.
     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of the dates indicated:

	Risk Based Capital Analysis
	June 30,	December 31,
	2009	2008
	(dollars in thousands)
Tier 1 Capital:
Common stock	$20,427	$20,427
Capital surplus	25,613	25,364
Retained (deficit)	(9,592)	(8,620)
Less: disallowed intangible assets and goodwill	(5,690)	(5,900)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total Tier 1 Capital	40,758	41,271

Tier 2 Capital:
Qualifying allowance for loan losses	5,085	5,359

Total Tier 2 Capital	5,085	5,359

Total Risk Based Capital	$45,843	$46,630

Risk weighted assets	$407,509	$429,077

Quarterly average assets	$604,750	$548,388

	June 30,	December 31,	Regulatory
	2009	2008	Minimum
Capital Ratios:
Tier 1 risk based capital ratio	10.0%	9.6%	4.0%
Total risk based capital ratio	11.2%	10.9%	8.0%
Leverage ratio	6.8%	7.5%	4.0%
Equity to assets ratio	5.6%	6.5%	N/A
     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three	Six	Year
	Months Ended	Months Ended	Ended
	June 30,	June 30,	December 31,
	2009	2009	2008
		(dollars in thousands)
Average total assets	$604,750	$597,501	$551,853

Average stockholders’ equity	$36,290	$36,749	$42,377

Net loss	$(493)	$(972)	$(9,020)

Cash dividends declared	$—	$—	$—

Return on average assets (annualized)	NM	NM	NM

Return on average stockholders’ equity (annualized)	NM	NM	NM

Average stockholders’ equity to average total assets	6.00%	6.15%	7.68%

NM=	Not meaningful
     Concentrations. Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. Commercial real estate loans are 41.9% of the total gross loan portfolio as of June 30, 2009 and total real estate loans are 88.0% of the total gross loan portfolio as of June 30, 2009.
Off-Balance Sheet Activities
     As of June 30, 2009, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2008.
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
     In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. Bankshares adopted FSP FAS No. 157-4 effective for the quarter ended June 30, 2009, and the adoption did not have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS No. 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. Bankshares adopted FSP FAS No. 107-1 and APB 28-1 effective for the quarter ended June 30, 2009, and the adoption did not have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS No. 115-2 and FAS No. 124-2 amends other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009. Bankshares adopted FSP FAS No. 115-2 and FAS No. 124-2 effective for the quarter ended June 30, 2009, and the adoption did not have a material impact on its consolidated financial statements.
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
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15,

2009. Bankshares adopted SFAS No. 165 effective for the quarter ended June 30, 2009, and the adoption did not have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. Bankshares does not expect the adoption of SFAS No. 166 to have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities. SFAS No. 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is prohibited. Bankshares does not expect the adoption of SFAS No. 167 to have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Bankshares does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.
     In June 2009, the SEC issued SAB No. 112 (SAB No.112). SAB No. 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. Bankshares does not expect the adoption of SAB No. 112 to have a material impact on its consolidated financial statements.

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
     The ALM model results for May 31, 2009 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares is in a reasonably good position and would expect to see a negligible change in net interest income compared to the baseline projections. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 1.8%.
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
     The table below shows ALM model results as of May 31, 2009 under various interest rate shocks:

	May 31, 2009
Interest Rate Shocks	NII	EVE
-200 bp	(7.7)%	4.7%
-100 bp	(1.8)%	3.7%
+100 bp	(0.0)%	(7.4)%
+200 bp	(0.0)%	(14.4)%

     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $181.2 million, or 28.1% of total assets, at June 30, 2009. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long-term interest rate exposure. As an example, $159.1 million of the trading and investment securities at June 30, 2009 are classified as greater than one year due to the contractual maturity of the instruments. The past few years have had dysfunctional markets which have affected the ability of the market participants to sell certain instruments. The markets appear to be normalizing in certain categories. As a result, it is reasonable to consider a portion, or perhaps all, of the $159.1 million of trading and investment securities as the “within three month” category, which further suggests an asset sensitive position for Bankshares.
     The following table reflects our June 30, 2009 “static” interest rate gap position:

	June 30, 2009
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$31,945	$105,593	$137,538
Trading securities	14,858	—	—	21,610	36,468
Loans held for sale	1,206	—	—	—	1,206
Loans	95,021	42,379	137,954	73,742	349,096
Interest-bearing deposits	100	—	—	—	100
Federal funds sold	14,999	—	—	—	14,999

Total interest earning assets	126,184	42,379	169,899	200,945	539,407

Interest-bearing liabilities:
Interest-bearing demand deposits	66,758	—	—	—	66,758
Money market deposit accounts	18,206	—	—	—	18,206
Savings accounts & IRAs	3,581	—	—	—	3,581
Time deposits, at fair value	—	9,329	—	—	9,329
Time deposits	49,194	141,222	74,255	5,617	270,288

Total interest-bearing deposits	137,739	150,551	74,255	5,617	368,162

FHLB advances, at fair value	—	—	—	25,729	25,729
FHLB advances	25,000	—	—	—	25,000
Repurchase agreements (Repos)	26,143	—	—	—	26,143
Other borrowings	16	—	—	—	16
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	199,208	150,551	74,255	31,346	455,360

Period Gap	$(73,024)	$(108,172)	$95,644	$169,599	$84,047

Cumulative Gap	$(73,024)	$(181,196)	$(85,552)	$84,047	$84,047

Cumulative Gap / Total Assets	-11.34%	-28.14%	-13.29%	13.05%	13.05%

     Over the next twelve months $199.7 million of time deposits are due to reprice or mature. The most recent repricing of the brokered deposit reflected an interest rate savings of several hundred basis points.
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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent and within policy guidelines in the base case of our modeling efforts as of June 30, 2009.
Item 4T. Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
     Except as noted above, no changes in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors
     Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     Bankshares held its Annual Meeting of Shareholders on July 15, 2009 (2009 Annual Meeting). A quorum of shareholders was present, consisting of a total of 4,015,182 shares, represented in person or by proxy. At the 2009 Annual Meeting, the shareholders elected Class A directors Robert G. Weyers and Donald W. Fisher, PhD to three-year terms to serve until the 2012 Annual Meeting. The shareholders also ratified the appointment of Yount, Hyde & Barbour, P.C. as independent public accountants of Bankshares for the year ending December 31, 2009.
1. Election of two Class A directors of Bankshares.

	For	Withheld
Donald W. Fisher, PhD	3,124,744	890,438
Robert G. Weyers	3,267,729	747,453
     Class B directors continuing to serve until the 2010 Annual Meeting are: Oliver T. Carr, III, William M. Drohan and George S. Webb.
     Class C directors continuing to serve until the 2011 Annual Meeting are: Lawrence N. Grant, Serina Moy and Thomas A. Young, Jr.

2. Proposal to ratify the appointment of Yount, Hyde & Barbour, P.C. as Bankshares’ independent public accountants for the year ending December 31, 2009.

For	Against	Abstain	Broker Non-Vote
3,531,384	433,900	49,898	0
No other matters were voted on during the 2009 Annual Meeting.

Item 5.	Other Information
     None.

Item 6.	Exhibits
2.2	Stock Purchase Agreement dated as of October 6, 2005, by and between Thomas P. Danaher, Thomas P. Danaher and Company, Inc. and Alliance Bank Corporation (incorporated by reference to Exhibit 10.9 to Form 8-K filed October 12, 2005).
2.3	Asset Purchase Agreement dated as of September 13, 2006, by and between Battlefield Insurance Agency, Inc., Northern Virginia Insurance Agency, Inc., Oswald H. Skewes, Jr. and Alliance/Battlefield Insurance Agency, LLC (incorporated by reference to Exhibit 2.3 to Form 8-K filed September 19, 2006).
3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).
3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

August 14, 2009	/s/ Thomas A. Young, Jr.
Date	Thomas A. Young, Jr.
President & Chief Executive Officer (principal executive officer)

August 14, 2009	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer (principal financial and accounting officer)