Form 10-Q
period 2009-09-30
ALLIANCE BANKSHARES CORP
filed 2009-11-16
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of November 12, 2009, the number of outstanding shares of registrant’s common stock, par value $4.00 per share, was: 5,106,819.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
September 30, 2009, December 31, 2008 and September 30, 2008
(Dollars in thousands)

	September	December	September
	30,	31,	30,
	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$72,711	$12,205	$25,211
Federal funds sold	35,249	5,050	12,976
Trading securities, at fair value	10,893	82,584	89,386
Investment securities available-for-sale, at fair value	133,327	73,303	21,793
Loans held for sale	589	347	989
Loans, net of allowance for loan losses of $5,295, $5,751 and $6,000	350,205	361,620	364,768
Premises and equipment, net	2,153	1,888	1,861
Other real estate owned	9,808	11,749	13,379
Intangible assets	2,016	2,331	2,415
Goodwill	3,569	3,569	3,869
Accrued interest and other assets	15,210	18,203	16,172

TOTAL ASSETS	$635,730	$572,849	$552,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$120,941	$75,448	$74,167
Savings and NOW deposits	66,177	44,821	41,479
Money market deposits	22,736	17,673	24,831
Time deposits ($9,233, $24,180 and $41,329 at fair value)	292,030	290,782	260,971

Total deposits	501,884	428,724	401,448

Repurchase agreements, federal funds purchased and other borrowings	32,907	40,711	46,318
Federal Home Loan Bank advances ($25,908, $26,361 and $26,111 at fair value)	50,908	51,361	51,111
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	3,387	4,576	4,379
Commitments and contingent liabilities	—	—	—

Total liabilities	599,396	535,682	513,566

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,106,819 shares issued and outstanding at September 30, 2009, December 31, 2008 and September 30, 2008, respectively	20,427	20,427	20,427
Capital surplus	25,724	25,364	25,293
Retained (deficit)	(10,488)	(8,620)	(5,137)
Accumulated other comprehensive income (loss), net	671	(4)	(1,330)

Total stockholders’ equity	36,334	37,167	39,253

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$635,730	$572,849	$552,819

     See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended September 30, 2009 and 2008
(Dollars in thousands, except for per share data)

	2009	2008
INTEREST INCOME:
Loans	$5,319	$5,897
Trading securities	242	986
Investment securities	1,719	253
Federal funds sold	16	28

Total interest income	7,296	7,164

INTEREST EXPENSE:
Savings and NOW deposits	101	127
Time deposits	2,496	2,877
Money market deposits	73	162
Repurchase agreements, federal funds purchased and other borrowings	516	788

Total interest expense	3,186	3,954

Net interest income	4,110	3,210

Provision for loan losses	1,421	2,200

Net interest income after provision for loan losses	2,689	1,010

OTHER INCOME:
Insurance commissions	611	681
Deposit account service charges	75	65
Gain on residential mortgage loan sales	12	29
Net gain (loss) on sale of available-for-sale securities	507	(56)
Trading activity and fair value adjustments	(4)	(142)
Other operating income	47	24

Total other income	1,248	601

OTHER EXPENSES:
Salaries and employee benefits	2,156	2,270
Occupancy expense	661	623
Equipment expense	238	254
Other real estate owned expense	519	715
Goodwill impairment charges	—	—
Operating expenses	1,748	1,400

Total other expenses	5,322	5,262

(LOSS) BEFORE INCOME TAXES	(1,385)	(3,651)

Income tax (benefit)	(489)	(1,280)

NET (LOSS)	$(896)	$(2,371)

Net (loss) per common share, basic	$(0.18)	$(0.46)

Net (loss) per common share, diluted	$(0.18)	$(0.46)

Weighted average number of shares, basic	5,106,819	5,106,819

Weighted average number of shares, diluted	5,106,819	5,106,819

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands, except for per share data)

	2009	2008
INTEREST INCOME:
Loans	$15,781	$18,110
Trading securities	1,345	3,082
Investment securities	4,333	850
Federal funds sold	44	114

Total interest income	21,503	22,156

INTEREST EXPENSE:
Savings and NOW deposits	355	437
Time deposits	7,677	8,699
Money market deposits	188	624
Repurchase agreements, federal funds purchased and other borrowings	1,652	2,862

Total interest expense	9,872	12,622

Net interest income	11,631	9,534

Provision for loan losses	2,695	3,360

Net interest income after provision for loan losses	8,936	6,174

OTHER INCOME:
Insurance commissions	2,301	2,497
Deposit account service charges	218	209
Gain on residential mortgage loan sales	87	121
Net gain (loss) on sale of available-for-sale securities	1,370	(46)
Trading activity and fair value adjustments	(143)	(2,531)
Other operating income	94	91

Total other income	3,927	341

OTHER EXPENSES:
Salaries and employee benefits	6,534	6,695
Occupancy expense	1,933	1,714
Equipment expense	682	731
Other real estate owned expense	1,134	1,289
Goodwill impairment charges	—	—
Operating expenses	5,456	4,640

Total other expenses	15,739	15,069

(LOSS) BEFORE INCOME TAXES	(2,876)	(8,554)

Income tax (benefit)	(1,008)	(3,017)

NET (LOSS)	$(1,868)	$(5,537)

Net (loss) per common share, basic	$(0.37)	$(1.08)

Net (loss) per common share, diluted	$(0.37)	$(1.08)

Weighted average number of shares, basic	5,106,819	5,106,819

Weighted average number of shares, diluted	5,106,819	5,106,819

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)

				Accumulated		Total
			Retained	Other		Stock-
	Common	Capital	Earnings	Comprehensive	Comprehensive	holders’
	Stock	Surplus	(Deficit)	Income (Loss)	(Loss)	Equity
BALANCE, DECEMBER 31, 2007	$20,427	$25,082	$400	$(176)		$45,733

COMPREHENSIVE (LOSS):

Net loss	—	—	(5,537)	—	$(5,537)	(5,537)
Other comprehensive (loss), net of tax:
Unrealized holding losses on securities available-for-sale, net of tax of $(611)	—	—	—	—	(1,184)	—
Add: reclassification adjustment, net of income taxes of $16	—	—	—	—	30	—

Other comprehensive (loss), net of tax	—	—	—	(1,154)	(1,154)	(1,154)

Total comprehensive (loss)	—	—	—	—	$(6,691)	—

Stock-based compensation expense	—	211	—	—		211

BALANCE, SEPTEMBER 30, 2008	$20,427	$25,293	$(5,137)	$(1,330)		$39,253

BALANCE, DECEMBER 31, 2008	$20,427	$25,364	$(8,620)	$(4)		$37,167

COMPREHENSIVE (LOSS):

Net loss	—	—	(1,868)	—	$(1,868)	(1,868)
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $813	—	—	—	—	1,579	—
Less: reclassification adjustment, net of income taxes of $(466)	—	—	—	—	(904)	—

Other comprehensive income, net of tax	—	—	—	675	675	675

Total comprehensive (loss)	—	—	—	—	$(1,193)	—

Stock-based compensation expense	—	360	—	—		360

BALANCE, SEPTEMBER 30, 2009	$20,427	$25,724	$(10,488)	$671		$36,334

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,868)	$(5,537)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,188	829
Loss on disposal of fixed assets	—	17
Provision for loan losses	2,695	3,360
Valuation adjustments on Other Real Estate Owned	391	545
Origination of loans held for sale	(10,185)	(11,694)
Proceeds from sale of loans held for sale	10,030	12,751
Gain on loan sales	(87)	(121)
Stock-based compensation expense	360	211
Net (gain) loss on sale of securities available-for-sale	(1,370)	46
Trading activity and fair value adjustments	143	2,531
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	2,646	(3,175)
Other liabilities	(1,189)	(758)

Net cash provided by (used in) operating activities	2,754	(995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(30,199)	(11,720)
Purchase of securities available-for-sale	(126,736)	(5,323)
Proceeds from sale/calls of securities available-for-sale	54,211	7,370
Paydowns on securities available-for-sale	15,916	—
Net change in trading securities	70,445	(6,266)
Net change in restricted stock	(1,013)	636
Net change in loan portfolio	5,118	8,924
Proceeds from sale of Other Real Estate Owned	5,207	6,029
Capital improvements on Other Real Estate Owned	(55)	(915)
Purchase of premises and equipment	(819)	(26)

Net cash (used in) investing activities	(7,925)	(1,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	45,493	8,015
Savings and NOW deposits	21,356	(1,124)
Money market deposits	5,063	(9,214)
Time deposits	1,569	36,584
Repurchase agreements, federal funds purchased and other borrowings	(7,804)	8,115
FHLB long term advances	—	(25,000)

Net cash provided by financing activities	65,677	17,376

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,506	15,090

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,205	10,121

CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,711	$25,211

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
     The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of September 30, 2009, December 31, 2008 and September 30, 2008, the results of operations for the three and nine month periods ended September 30, 2009 and 2008, and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2009 and 2008. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the SEC).
     Operating results for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of full year financial results.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 718-10, Stock Compensation (formerly Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment). ASC 718-10 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
     Included within salaries and employee benefits expense for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 is $360 thousand and $211 thousand, respectively, of stock-based compensation. As of September 30, 2009 and December 31, 2008, there was $381 thousand and $612 thousand, respectively, of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period.
     Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average assumptions for grants in the first nine months of 2009 were: price volatility of 49.32%, risk-free interest rates of 1.8%, dividend rate of 0.00% and expected lives of 5.00 years. In the first nine months of 2008, weighted average assumptions for grants were: price volatility of 27.52%, risk-free interest rates of 3.24%, dividend rate of 0.00% and expected lives of 5.00 years.
     Stock option activity for the nine months ended September 30, 2009 is summarized below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2009	898,998	$9.57
Granted	13,000	1.54
Exercised	—	—
Forfeited	1,725	13.04
Expired	231,331	3.87

Outstanding at September 30, 2009	678,942	$11.35	5.4	$—

Exercisable at September 30, 2009	492,633	$11.54	4.5	$—

2. Fair Value Measurements
Bankshares adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements) and ASC 825-10-25, Financial Instruments (formerly SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities) effective January 1, 2007. ASC 820-10 clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
     In October of 2008, the FASB issued former Staff Position No. 157-3 (FSP 157-3), which is now contained in ASC 820-10, to clarify the application of former SFAS No. 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The provisions of former FSP 157-3 were effective upon issuance, including prior periods for which financials statements were not issued.
Fair Value Hierarchy
     ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Bankshares’ market assumptions. The three levels of the fair value hierarchy under ASC 820-10 based on these two types of inputs are as follows:
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
     Time Deposits and FHLB Advances. Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. Bankshares has designated two wholesale liabilities as fair value instruments: a brokered certificate of deposit and a long-term FHLB advance.
     These wholesale instruments are designated as either Level 2 or Level 3 under the ASC 820-10 fair value hierarchy. Level 2 liabilities are based on quoted markets using independent valuation techniques for similar instruments with like characteristics. This information is deemed to be observable market data. Level 3 liabilities are financial instruments that are difficult to value due to dysfunctional, distressed markets or lack of actual trading volume. Management gathers certain data to value the instrument. Data include swap curves, option adjusted spreads and discounted cash flows. These data points are modeled to reflect the fair value of the liability.
     The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value Measurements at September 30, 2009
					Total	Total
					Changes in	Changes in
					Fair Value	Fair Value
		Quoted	Significant	Significant	Included in	Included in
		Prices in	Other	Other	Current QTR	YTD
		Active	Observable	Unobservable	Income	Income
	Fair	Markets	Inputs	Inputs	Statement	Statement
Description	Value	(Level 1)	(Level 2)	(Level 3)	Results	Results
	(dollars in thousands)
Assets

Trading securities	$10,893	$—	$—	$10,893	$79	$(917)

Available-for-sale securities	127,009	—	70,557	56,452	—	—
Liabilities

Time deposits (brokered certificates of deposit)	9,233	—	9,233	—	96	321
FHLB advances	25,908	—	—	25,908	(179)	453

					$(4)	$(143)

Fair Value Measurements Using
Significant Unobservable Inputs
For the Three Months Ended September 30, 2009
(Level 3)
(dollars in thousands)

	Trading Assets	FHLB Advances
Beginning balance, June 30, 2009	$21,610	$25,729
Transfers into Level 3	—	—
Sales, maturities or calls	(10,673)	—
Realized losses	(94)	—
Unrealized gains on trading assets	50	—
Unrealized losses on liabilities	—	179

Ending balance, September 30, 2009	$10,893	$25,908

     Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the period above are reported in trading revenues and in other revenues as follows:

Trading
Revenues
Total gains or losses included in earnings (or changes in net assets) for the period above.
$29

Changes in unrealized gains or losses relating to assets still held at September 30, 2009
$50

Fair Value Measurements Using
Significant Unobservable Inputs
For the Nine Months Ended September 30, 2009
(Level 3)
(dollars in thousands)

	Trading Assets	FHLB Advances
Beginning balance, December 31, 2008	$35,947	$26,361
Transfers into Level 3	11,742	—
Sales, maturities or calls	(36,162)	—
Realized losses	(192)	—
Unrealized losses on trading assets	(442)	—
Unrealized gains on liabilities	—	(453)

Ending balance, September 30, 2009	$10,893	$25,908

     For the assets and liabilities selected for fair value accounting, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. Although there are positive signs in the economy, the market is continuing to act in a dysfunctional manner; therefore, management is continuing to monitor certain instruments using additional inputs as well as implementing its strategy to reduce the fair value portfolio.
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
     The following describes the valuation techniques used by Bankshares to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:
     Loans Held For Sale. Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Bankshares records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the three and nine months ended September 30, 2009. Gains and losses on the sale of loans are recorded within gain on residential mortgage loan sales on the consolidated statements of operations.

     Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Bankshares using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3. Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.
     Other Real Estate Owned (OREO). OREO is measured at fair value based on an appraisal conducted by an independent, licensed appraiser outside of Bankshares using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3.
     The following table summarizes Bankshares’ financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the three months ended September 30, 2009.

	Carrying Value at September 30, 2009
		Quoted	Significant	Significant
		Quoted Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Impaired loans	$2,877	$—	$2,877	$—
Other real estate owned (OREO)	$9,808	$—	$9,808	$—
Loans held for sale	$589	$—	$589	$—
     In April 2009, the FASB issued ASC 825-10-65, Financial Instruments (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amended former SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, ASC 825-10-65 requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 became effective for interim periods ending after June 15,

2009, and Bankshares’ disclosures are presented below. The following describes the valuation techniques used by Bankshares to measure certain financial assets and liabilities not previously described in this note that are not recorded at fair value on a recurring basis in the financial statements:
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

Trust Preferred Capital Notes
     The fair value of Bankshares’ Trust Preferred Capital Notes, which are discussed in Note 10, are estimated using discounted cash flow analyses based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.
Off-Balance-Sheet Financial Instruments
     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.
     The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and short-term investments	$72,711	$72,711	$12,205	$12,205
Federal funds sold	35,249	35,249	5,050	5,050
Trading securities	10,893	10,893	82,584	82,584
Avalable-for-sale securities	133,327	133,327	73,303	73,303
Loans, net	350,205	353,652	361,620	362,483
Loans held for sale	589	589	347	347
Accrued interest receivable	2,641	2,641	3,801	3,801

Financial liabilities:
Noninterest-bearing deposits	$120,941	$120,941	$75,448	$75,448
Interest-bearing deposits	371,710	360,795	329,096	311,724
Interest-bearing deposits, at fair value	9,233	9,233	24,180	24,180
Short-term borrowings	32,907	33,648	40,711	40,255
FHLB advances	25,000	25,000	25,000	25,000
FHLB advances, at fair value	25,908	25,908	26,361	26,361
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	2,672	2,672	3,348	3,348

3. Trading Securities
     The following table reflects our trading assets accounted for on a fair value basis and the effective yield of the instruments as of the dates indicated:

	September 30,		December 31,		September 30,
	2009		2008		2008
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Trading securities:
U.S. government corporations and agencies	$6,562	5.18%	$70,333	4.15%	$76,817	4.23%
PCMOs	4,331	5.36%	12,251	5.42%	12,569	5.40%

Total trading securities	$10,893	5.26%	$82,584	4.34%	$89,386	4.44%

4. Investment Securities, Available-for-Sale
     The amortized cost, unrealized holding gains and losses, and the fair value of securities at September 30, 2009 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$38,325	$809	$(59)	$39,075
U.S. government agency CMOs and PCMOs	66,815	697	(226)	67,286
U.S. government agency MBS	8,251	211	—	8,462
Municipal securities	12,601	209	(624)	12,186
Restricted stocks:
Community Bankers Bank	206	—	—	206
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	4,911	—	—	4,911

Total available-for-sale securities	$132,310	$1,926	$(909)	$133,327

     The amortized cost, unrealized holding gains and losses, and the fair value of securities at December 31, 2008 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$32,125	$1,104	$—	$33,229
U.S. government agency CMOs and PCMOs	8,596	516	(3)	9,109
U.S. government agency MBS	8,594	42	(15)	8,621
Municipal securities	18,688	19	(1,668)	17,039
Restricted stocks:
Community Bankers Bank	206	—	—	206
Federal Reserve Bank	1,201	—	—	1,201
Federal Home Loan Bank	3,898	—	—	3,898

Total available-for-sale securities	$73,308	$1,681	$(1,686)	$73,303

     There were no held-to-maturity investments at September 30, 2009 or December 31, 2008.
     The following tables present the aggregate amount of unrealized loss in investment securities as of September 30, 2009 and December 31, 2008. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

			September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. government corporations and agencies	$4,938	$(59)	$—	$—	$4,938	$(59)
U.S. government agency CMOs and PCMOs	19,300	(226)	—	—	19,300	(226)
Municipal securities	250	(4)	3,961	(620)	4,211	(624)

Total temporarily impaired investment securities	$24,488	$(289)	$3,961	$(620)	$28,449	$(909)

     As of September 30, 2009, 28 securities have an unrealized loss totaling $909 thousand. Management believes the unrealized losses noted in the table above are a result of current market conditions and do not reflect on the ability of the issuers to repay the obligations. Bankshares does not intend to sell the investments and it is not likely that Bankshares will be required to sell the investments before recovery of their amortized cost basis.
     Bankshares’ security portfolio is primarily comprised of fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities (formerly FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). In the event that a security would suffer an impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the writedown would be included in earnings as a realized loss. Bankshares does not intend to sell any securities; additionally, it is more likely than not that Bankshares will not be required to sell any security before recovery of its amortized cost basis, and Bankshares expects to recover all of its securities’ amortized cost basis.
     Bankshares’ investment in Federal Home Loan Bank (FHLB) stock totaled $4.9 million at September 30, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, Bankshares does not consider this investment to be other-than-temporarily impaired as of September 30, 2009 and no impairment has been recognized.

     As of December 31, 2008, 35 securities had an unrealized loss totaling $1.7 million.

			December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. government agency CMOs and PCMOs	$2,513	$(3)	$—	$—	$2,513	$(3)
U.S. government agency MBS	2,009	(15)	—	—	2,009	(15)
Municipal securities	15,151	(1,240)	1,424	(428)	16,575	(1,668)

Total temporarily impaired investment securities	$19,673	$(1,258)	$1,424	$(428)	$21,097	$(1,686)

5. Loans
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages as of the dates indicated:

	September 30,		December 31,
	2009		2008
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Real estate:
Residential real estate	$110,888	31.2%	$92,764	25.3%
Commercial real estate	153,631	43.2%	154,929	42.1%
Construction	51,373	14.5%	71,771	19.5%

Total real estate	315,892	88.9%	319,464	86.9%
Commercial	35,188	9.9%	44,409	12.1%
Consumer	3,866	1.1%	3,498	1.0%
Other	554	0.1%	—	0.0%

Gross loans	355,500	100.0%	367,371	100.0%

Less: allowance for loan losses	(5,295)		(5,751)

Net loans	$350,205		$361,620

     As of September 30, 2009 and December 31, 2008, there were $206 thousand and $102 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

6. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses for the periods presented:

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2009	2008	2008
	(dollars in thousands)
Balance, beginning of period	$5,751	$6,411	$6,411

Provision for loan losses	2,695	4,724	3,360

Loans charged off	(3,289)	(6,014)	(4,242)
Recoveries of loans charged off	138	630	471

Net charge-offs	(3,151)	(5,384)	(3,771)

Balance, end of period	$5,295	$5,751	$6,000

Impaired loans and nonaccrual loans are summarized as follows as of the dates indicated:

	September 30,	December 31,
	2009	2008
	(dollars in thousands)
Impaired loans without a valuation allowance	$630	$—

Impaired loans with a valuation allowance	4,188	4,895

Total impaired loans	$4,818	$4,895

Valuation allowance related to impaired loans	$1,312	$1,148

Total loans past due 90 days and still accruing	$—	$90

Average investment in impaired loans	$5,693	$27,975

Interest income recognized on impaired loans	$129	$553

Interest income recognized on a cash basis on impaired loans	$129	$553

     There were no nonaccrual loans excluded from impaired loan disclosures as of September 30, 2009 and December 31, 2008. No additional funds are committed to be advanced in connection with impaired loans.
7. Other Real Estate Owned (OREO)
     The table below reflects OREO for the periods indicated:

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2009	2008	2008
	(dollars in thousands)
Balance, beginning of period	$11,749	$4,277	$4,277

Properties acquired at foreclosure	3,602	17,706	14,761

Sales on foreclosed properties	(5,207)	(8,039)	(6,029)

Valuation adjustments	(391)	(3,110)	(545)

Capital improvements on foreclosed properties	55	915	915

Balance, end of period	$9,808	$11,749	$13,379

     The table below reflects total expenses applicable to OREO for the periods indicated:

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2009	2008	2008
	(dollars in thousands)
Net loss on sales of OREO	$410	$120	$106

Valuation adjustments	391	3,110	545

Operating expenses, net of rental income	333	759	638

Total expenses	$1,134	$3,989	$1,289

8. Intangibles and Goodwill
     On November 15, 2005, the Bank acquired all of the stock of Danaher Insurance Agency, Inc, a Virginia based insurance agency. Upon consummation of the transaction, the agency was renamed Alliance Insurance Agency, Inc (AIA). The Bank paid $3.0 million in cash (including escrows) for the stock in the agency. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately $1.6 million of the purchase price was deemed to be an intangible asset and amortized over ten years in accordance with the accounting prescribed in ASC 350-20, Intangibles — Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets).
     On December 14, 2006, AIA acquired certain assets and liabilities of Battlefield Insurance Agency, Inc., and Northern Virginia Insurance Agency, Inc., both Virginia based insurance agencies. AIA paid a total of $2.4 million, of which $1.5 million was in cash with contract payments of $295 thousand due each of the next three years amounting to $885 thousand. We engaged a nationally recognized third party to evaluate the goodwill and intangible assets created from the transaction. Approximately $1.0 million of the purchase price was deemed to be an intangible asset and amortized over ten years in accordance with the accounting prescribed in ASC 350-20.
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
     The value of intangibles for insurance activities was $2.0 million and $2.3 million as of September 30, 2009 and December 31, 2008, respectively. For the nine months ended September 30, 2009, amortization expense for the insurance operation was $315 thousand, compared to $336 thousand for year ended December 31, 2008. Amortization of customer intangibles for the insurance agencies is expected to be $420 thousand annually for 2009 through 2012.
      The tables below reflect the net carrying amount for the intangible assets balance for the insurance agencies, which are Bankshares’ only intangible assets, at September 30, 2009, and the changes in the net carrying amount and accumulated amortization for the intangible assets balance for the periods indicated:

	September 30, 2009

	Gross Carrying	Accumulated	Net Carrying
	Amount*	Amortization	Amount
Intangible Assets	$3,172	$1,156	$2,016

*	Based on initial agency acquisitions.

Intangible Assets

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2009	2008	2008
Balance, beginning of period	$2,331	$2,667	$2,667

Amortization expense	(315)	(336)	(252)

Balance, end of period	$2,016	$2,331	$2,415

     Amortization expense recognized on the amortizable intangible totaled $315 thousand for the nine months ended September 30, 2009.
     Estimated aggregate amortization expenses for each of the next five years is as follows:

Year Ending December 31:

2009	$420
2010	$420
2011	$420
2012	$420
2013	$420
     The value of goodwill for insurance activities was $3.6 million as of September 30, 2009 and December 31, 2008. Goodwill related to the AIA acquisitions is tested for impairment on an annual basis or more frequently if events or circumstances warrant. In the fourth quarter of 2008, based on market conditions, weaker financial performance and the recent real estate slowdown, Bankshares performed an evaluation on the goodwill associated with the acquisition of AIA. For the year ended December 31, 2008, Bankshares recorded an impairment charge of $300 thousand.

     The table below reflects changes in the carrying amount of the goodwill for the insurance agencies for the periods indicated:
Goodwill

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2009	2008	2008
Balance, beginning of period	$3,569	$3,869	$3,869

Impairment charge	—	(300)	—

Balance, end of period	$3,569	$3,569	$3,869

9. Federal Home Loan Bank Advances
     Bankshares has two convertible advances, both of which have converted under the terms of the agreement with the FHLB. One advance is accounted for on a fair value accounting basis and one advance is accounted for on a cost basis.
     At September 30, 2009 and December 31, 2008, the convertible FHLB advance accounted for on a fair value accounting basis had a par value of $25.0 million and matures in 2021.

			September 30, 2009			December 31, 2008
Type of	Advance	Maturity	Interest	Par	Fair	Interest	Par	Fair
Advance	Term	Date	Rate	Value	Value	Rate	Value	Value
					(dollars in thousands)
Convertible*	15 years	2021	3.985%	$25,000	$25,908	1.420%	$25,000	$26,361

Total FHLB Advances			3.985%	$25,000	$25,908	1.420%	$25,000	$26,361

*	The advance was converted by the FHLB in February 2009 from a floating rate to a fixed rate.
     At September 30, 2009 and December 31, 2008, the convertible FHLB advance accounted for on a cost basis totaled $25.0 million and matures in 2012.

			September 30, 2009		December 31, 2008
Type of	Advance	Maturity	Interest	Par	Interest	Par
Advance	Term	Date	Rate	Value	Rate	Value
				(dollars in thousands)
Convertible*	4 years	2012	0.459%	$25,000	2.213%	$25,000

Total FHLB Advances			0.459%	$25,000	2.213%	$25,000

*	The advance was converted by the FHLB in May 2008 from a fixed rate to a floating rate.
10. Trust Preferred Capital Notes
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time since June 30, 2008. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date and has been fully amortized. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Securities, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. During the quarter ended September 30, 2009, Bankshares elected to defer the interest payment due September 8, 2009, as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. The base interest rate as of September 30, 2009 was 3.45% compared to 5.15% as of December 31, 2008.
     All or a portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At September 30, 2009 and December 31, 2008, the entire amount was considered Tier 1 capital.

11. Earnings (Loss) Per Share
     The following table shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders for the periods presented.

Three Months Ended September 30,	2009		2008
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic (loss) per share	5,106,819	$(0.18)	5,106,819	$(0.46)

Effect of dilutive securities, stock options	—		—

Diluted (loss) per share	5,106,819	$(0.18)	5,106,819	$(0.46)

Net (loss) utilized in the earnings (loss) per share calculations above:	$(896,000)		$(2,371,000)

Nine Months Ended September 30,	2009		2008
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount
Basic (loss) per share	5,106,819	$(0.37)	5,106,819	$(1.08)

Effect of dilutive securities, stock options	—		—

Diluted (loss) per share	5,106,819	$(0.37)	5,106,819	$(1.08)

Net (loss) utilized in the earnings (loss) per share calculations above:	$(1,868,000)		$(5,537,000)

     Average shares of 661,942 and 902,448 have been excluded from the calculation for the nine months ended September 30, 2009 and September 30, 2008, respectively, because their effects were anti-dilutive.

12. Supplemental Cash Flow Information

	September 30,	September 30,
	2009	2008
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the nine months	$10,547	$12,280

Income taxes paid during the nine months	$—	$—

Supplemental Disclosures of Noncash Activities:
Fair value adjustment on available-for-sale securities	$1,022	$(1,749)

Transfer of loans to other real estate owned	$3,602	$14,761

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
     The following tables present segment information for the three and nine month periods ended September 30, 2009 and 2008:

	For the Three Months Ended
	September 30, 2009
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
		(dollars in thousands)
Revenues:
Interest income	$7,296	$—	$—	$7,296
Gain on sale of loans	12	—	—	12
Insurance commissions	—	611	—	611
Trading activity and fair value adjustments	(4)	—	—	(4)
Other	629	—	—	629

Total operating income	7,933	611	—	8,544

Expenses:
Interest expense	3,186	—	—	3,186
Provision for loan losses	1,421	—	—	1,421
Salaries and employee benefits	1,705	451	—	2,156
Other	3,038	128	—	3,166

Total operating expenses	9,350	579	—	9,929

Income (loss) before income taxes	$(1,417)	$32	$—	$(1,385)

Total assets	$634,870	$1,096	$(236)	$635,730

Capital expenditures	$380	$—	$—	$380

	For the Three Months Ended
	September 30, 2008
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$7,177	$—	$(13)	$7,164
Gain on sale of loans	29	—	—	29
Insurance commissions	—	681	—	681
Trading activity and fair value adjustments	(142)	—	—	(142)
Other	33	—	—	33

Total operating income	7,097	681	(13)	7,765

Expenses:
Interest expense	3,967	—	(13)	3,954
Provision for loan losses	2,200	—	—	2,200
Salaries and employee benefits	1,846	424	—	2,270
Other	2,838	154	—	2,992

Total operating expenses	10,851	578	(13)	11,416

Income (loss) before income taxes	$(3,754)	$103	$—	$(3,651)

Total assets	$554,344	$1,795	$(3,320)	$552,819

Capital expenditures	$4	$13	$—	$17

	For the Nine Months Ended
	September 30, 2009
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$21,503	$—	$—	$21,503
Gain on sale of loans	87	—	—	87
Insurance commissions	—	2,301	—	2,301
Trading activity & fair value adjustments	(143)	—	—	(143)
Other	1,682	—	—	1,682

Total operating income	23,129	2,301	—	25,430

Expenses:
Interest expense	9,872	—	—	9,872
Provision for loan loss	2,695	—	—	2,695
Salaries and employee benefits	5,141	1,393	—	6,534
Other	8,787	418	—	9,205

Total operating expenses	26,495	1,811	—	28,306

Income (loss) before income taxes	$(3,366)	$490	$—	$(2,876)

Total assets	$634,870	$1,096	$(236)	$635,730

Capital expenditures	$819	$—	$—	$819

	For the Nine Months Ended
	September 30, 2008
	Commercial
	& Mortgage	Insurance		Consolidated
	Banking	Agencies	Eliminations	Totals
	(dollars in thousands)
Revenues:
Interest income	$22,195	$—	$(39)	$22,156
Gain on sale of loans	121	—	—	121
Insurance commissions	—	2,497	—	2,497
Trading activity & fair value adjustments	(2,531)	—	—	(2,531)
Other	254	—	—	254

Total operating income	20,039	2,497	(39)	22,497

Expenses:
Interest expense	12,661	—	(39)	12,622
Provision for loan loss	3,360	—	—	3,360
Salaries and employee benefits	5,347	1,348	—	6,695
Other	7,922	452	—	8,374

Total operating expenses	29,290	1,800	(39)	31,051

Income (loss) before income taxes	$(9,251)	$697	$—	$(8,554)

Total assets	$554,344	$1,795	$(3,320)	$552,819

Capital expenditures	$(11)	$37	$—	$26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “ anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Further changes in the overall national economy as well as continuing economic changes in our specific market areas within Northern Virginia and the greater Washington, D.C. metropolitan area;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•	Changes in accounting policies, rules and practices;

•	Changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;

•	The timing of and value realized upon the sale of Other Real Estate Owned (OREO) property;

•	Changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	The impact of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 (EESA) and the American Recovery and Reinvestment Act of 2009 (ARRA), and the implementation of this legislation by federal agencies and/or regulators;

•	The legislative/regulatory climate, including policies of the Federal Deposit Insurance Corporation (FDIC);

•	Changes in the Temporary Liquidity Guarantee Program;

•	Continued increases in FDIC premiums and/or additional FDIC special assessments;

•	Loss of key production personnel;

•	The ability to successfully manage our growth or implement our growth strategies if we are unable to identify attractive markets, locations or opportunities to expand in the future;

•	Fluctuations in market rates of interest and loan and deposit pricing, which could negatively affect our net interest margin, asset valuation and income and expense projections;

•	Effects of implementation of certain balance sheet strategies;

•	Timing of expected implementation of certain balance sheet strategies;

•	Impacts of fair value accounting, including income statement volatility;

•	Performance of our insurance agencies;

•	Business and geographical concentrations within our insurance subsidiary;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our use of technology or the use of technology by key competitors;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards; and

•	Other factors described from time to time in our SEC filings.
     In addition, a continuation of the turbulence in significant portions of the global financial markets, particularly if it worsens, could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets in the past 18 months have resulted in significant write-downs of asset values by financial institutions in the United States. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that actions taken by the federal government will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the regulatory and competitive landscape.
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
Allowance for Loan Losses
     The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC 450-10-05, Contingencies (formerly SFAS No. 5, Accounting for Contingencies), which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310-10-35, Receivables (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
Goodwill
     Bankshares adopted ASC 350-20, Intangibles – Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Goodwill related to the AIA acquisitions is tested for impairment on an annual basis or more frequently if events or circumstances warrant. For the year ended December 31, 2008 Bankshares tested the goodwill carrying value. Based upon the results of the testing, Bankshares concluded that there was impairment during 2008. We recorded an impairment charge of $300 thousand in 2008.
     Under ASC 350-20, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life. The costs of other intangible assets, based on independent valuation and/or internal valuations, are being amortized over their estimated lives not to exceed fifteen years.
Share-Based Compensation
     In December 2004, the FASB issued ASC 718-10, Stock Compensation (formerly SFAS No. 123R, Share-Based Payment). ASC 718-10 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
Overview
     Bankshares’ primary financial goals are to maximize earnings and to deploy capital in profit driven initiatives that will enhance shareholder value. Bankshares tracks the performance of our two principal business segments, commercial and mortgage banking and our insurance agencies, in order to assess the level of success in achieving these goals.

     Highlights of Bankshares’ financial results for the first nine months of 2009 include the following:
•	For the third quarter of 2009 we had a net loss of $896 thousand compared to a net loss of $2.4 million for the same period in 2008.

•	Our net interest margin has improved to 3.01% from 2.65% for the quarter, and to 2.87% from 2.60% for the nine months ended September 30, 2009.

•	The ratio of nonperforming assets to total assets was 2.30% of total assets as of September 30, 2009 compared to 2.91% as of December 31, 2008 and 4.30% as of September 30, 2008. Management has dedicated specific resources in this area, which has shown positive results.

•	The net loss was $1.9 million for the nine month period ended September 30, 2009, compared to net loss of $5.5 million for the same period in 2008, representing a substantial improvement and a positive trend.

•	Total assets increased by $62.9 million or 11.0% at September 30, 2009 to $635.7 million over the December 31, 2008 balance of $572.8 million.

•	Total non-interest bearing deposits were $120.9 million or 24.1% of total deposits as of September 30, 2009, up from $75.4 million or 17.6% of total deposits as of December 31, 2008.

•	Total deposits grew to $501.9 million as of September 30, 2009 compared to the December 31, 2008 level of $428.7 million.

•	Allowance for loan loss ratio was 1.49% as of September 30, 2009 compared to 1.57% as of December 31, 2008.

•	As of September 30, 2009, nonperforming assets included $541 thousand of impaired loans (performing loans with a specific allowance), $4.3 million of nonaccrual loans and $9.8 million of OREO, totaling $14.6 million, down from the December 31, 2008 level of $16.6 million.

•	Total loans decreased $11.9 million as of September 30, 2009 from the December 31, 2008 level of $367.4 million. This decrease is part of management’s strategic plan to reduce certain categories in our loan portfolio, such as our real estate construction, HELOCs and land loans.

•	Trading securities declined to $10.9 million as of September 30, 2009, down $71.7 million from the December 31, 2008 level of $82.6 million. This decrease is a result of management’s decision to reduce the trading security portfolio.

•	Our investment securities portfolio has increased to $132.3 million as of September 30, 2009, up from the December 31, 2008 level of $73.3 million.

•	Commission revenues for AIA were $2.3 million for the nine months ended September 30, 2009 compared to $2.5 million for the same period in 2008. Net income for AIA was $329 thousand for the nine months ended September 30, 2009 compared to $458 thousand for the same period in 2008.

Principal Business Segments. An overview of the financial results for each of Bankshares’ principal segments is presented below. A more detailed discussion is included in “Results of Operations.”
     Commercial and Mortgage Banking: The Bank’s pre-tax loss was $1.4 million for the three months ended September 30, 2009 compared to pre-tax loss of $3.7 million for the same period in the prior year. This is an improvement of $2.3 million or 62.3% as our overall key drivers of our pre-tax loss decreased, as reflected in the table below. The third quarter 2009 pre-tax loss includes a provision for loan losses of $1.4 million, $519 thousand of OREO expense and valuation adjustments and the reversal of $43 thousand of interest income related to nonaccrual loans. The third quarter 2008 pre-tax loss includes a provision for loan losses of $2.2 million, $715 thousand of OREO expense and valuation adjustments, and the reversal of $69 thousand of interest income related to nonaccrual loans.
     The Bank’s pre-tax loss was $3.4 million for the nine months ended September 30, 2009, an improvement of $5.9 million or 63.6% compared to pre-tax loss of $9.3 million for the same period in the prior year. The nine months ended September 30, 2009 pre-tax loss includes a provision for loan losses of $2.7 million, $1.1 million of OREO expense and valuation adjustments, $299 thousand for a special FDIC assessment, trading activity and fair value adjustments of $143 thousand and the reversal of $248 thousand of interest income related to nonaccrual loans. The nine months ended September 30, 2008 pre-tax loss includes the effects of $2.5 million related to the portfolio rebalancing and fair value adjustments, provisions for loan losses of $3.4 million, $1.3 million of OREO expense and valuation adjustments and the reversal of $475 thousand of interest income related to nonaccrual loans.
     The following table reflects the key drivers of the costs associated with the performance for the following periods indicated:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Provision for loan losses	$1,421	$2,200	$2,695	$3,360
Trading activity and fair value adjustments	4	142	143	2,351
FDIC special assessment	—	—	299	—
OREO direct expenses	411	351	743	794
OREO valuation adjustments	108	364	391	495
Nonaccrual interest reversal	43	69	248	475

Total	$1,987	$3,126	$4,519	$7,475

     As of September 30, 2009, the Bank had $10.9 million in fair value trading assets and $35.1 million in fair value trading liabilities, as compared to $82.6 million in fair value trading assets and $50.5 million in fair value trading liabilities as of December 31, 2008. Our strategy to reduce the fair value positions on the balance sheet and attempt to reduce the related volatility in the earnings stream has been effective. For the nine months ended September 30, 2009 we recorded fair value adjustments of ($143) thousand compared to ($2.5) million for the same period in 2008.
     At September 30, 2009, the Bank had nonaccrual loans totaling $4.3 million compared to $3.5 million as of December 31, 2008. The nonaccrual loans for 2009 relate to a variety of borrowers. The largest is $783 thousand which is a commercial loan secured by business assets in Northern Virginia. The remainder of nonaccrual loans is made up of first and second trusts on properties in the greater Washington, D.C. metropolitan area.
     The OREO balance was $9.8 million as of September 30, 2009 and $11.7 million as of December 31, 2008. During the first nine months of 2009, there were foreclosures on nonaccrual loans of $3.6 million, sales of $5.2 million and downward market value adjustments of $391 thousand. In addition to the sales activity during the first nine months of 2009, we sold two office condominiums in October 2009 for $667 thousand.
     Total nonperforming assets amounted to $14.6 million or 2.30% of total assets, a decrease from the December 31, 2008 level of $16.6 million or 2.91% of total assets and a substantial decrease from the September 30, 2008 level of $22.3 million or 4.03% of total assets. Improving these performance matrices remains a primary focus of management.
     Total loans were $355.5 million as of September 30, 2009, compared to $367.4 million as of December 31, 2008, a decrease of $11.9 million. This decrease is a result of management’s strategic initiative to adjust the portfolio mix and reduce certain loan concentrations, such as real estate construction, HELOCs and land loans.

     Total deposits were $501.9 million as of September 30, 2009, compared to $428.7 million as of December 31, 2008. This substantial increase of $73.2 million is due to management’s strategic long-term goal to increase core deposits. Non-interest bearing deposits have grown substantially in the first nine months of 2009, due mostly to our on-going business initiative and unique services provided to our title company customers. The non-interest bearing deposit portfolio increased to $120.9 million, or 24.1% of total deposits as of September 30, 2009, over our December 31, 2008 level of $75.4 million or 17.6% of total deposits.
     Bankshares is considered “well capitalized”, as stockholders’ equity amounted to $36.3 million as of September 30, 2009 and $37.2 million as of December 31, 2008, with total capital, Tier 1 capital and leverage ratios all in excess of the minimums required to be considered “well capitalized” under the risk-based capital requirements of the Federal Reserve and the FDIC.
     Insurance Agencies: Commission revenues for the three month period ended September 30, 2009 were $611 thousand, a decrease of $70 thousand compared to commission revenues of $681 thousand for the three month period ended September 30, 2008. Pre-tax income for AIA was $32 thousand for the three months ended September 30, 2009, a decrease of $71 thousand, compared to $103 thousand for the same period in the prior year.
     Pre-tax income for AIA was $490 thousand for the nine months ended September 30, 2009, a decrease of $207 thousand, compared to $697 thousand for the same period in the prior year. During 2009, the insurance agencies have been affected by the economic downturn, resulting in lower renewal premiums and commission income. Our Fredericksburg and Manassas locations also have concentrations in real estate construction and have been adversely impacted by the residential real estate slowdown. Commission revenues were $2.3 million for the nine month period ended September 30, 2009 compared to $2.5 million for the nine month period ended September 30, 2008.
Financial Performance Measures. Bankshares had a net loss of $896 thousand for the three month period ended September 30, 2009 compared to a net loss of $2.4 million for the same period in the prior year. As outlined in the table on page 35, the net loss of $896 thousand includes the effects of the OREO expenses and valuation adjustments, the additional provision for loan losses, trading activities and fair value adjustments and the reversal of interest income on nonaccrual loans. These results led to $0.18 basic and diluted loss per share for the quarter ended September 30, 2009, compared to $0.46 basic and diluted loss per share for the quarter ended September 30, 2008. Weighted average diluted shares outstanding were 5,106,819 for the three months ended September 30, 2009 and September 30, 2008.
     For the nine month period ended September 30, 2009, Bankshares had a net loss of $1.9 million, an improvement of $3.6 million or 65%, compared to a net loss of $5.5 million for the same period in the prior year. The net loss of $1.9 million includes the effects of the FDIC special assessment, the OREO expenses and valuation adjustments, the additional provision for loan losses, trading activity and fair value adjustments and the reversal of interest income on nonaccrual loans. These results led to $0.37 basic and diluted loss per share for the nine months ended September 30, 2009. The basic and diluted loss per share for the nine months ended September 30, 2008 was $1.08 per share. Weighted average diluted shares outstanding were 5,106,819 for the nine months ended September 30, 2009 and September 30, 2008.
     Net interest margin was 3.01% for the three months ended September 30, 2009 compared to 2.65% for the three months ended September 30, 2008. A key contributing factor to the improved net interest margin is the lower cost of funds. Certain deposit accounts were repriced downward over the respective periods and levels of demand deposit funding increased. The reversal of nonaccrual interest income reduced the third quarter 2009 net interest margin by 3 basis points.
     Net interest margin was 2.87% for the nine months ended September 30, 2009 compared to 2.60% for the nine months ended September 30, 2008. The reversal of nonaccrual interest income reduced the nine months ended September 30, 2009 net interest margin by 6 basis points. The ratio of nonperforming assets to total assets was 2.30% as of September 30, 2009 compared to 2.91% as of December 31, 2008, a decrease of 61 basis points.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended September 30, 2009 was $4.2 million compared to $3.3 million for the same period in 2008. Net interest income (on a fully tax equivalent basis) for the nine months ended September 30, 2009 was $11.8 million compared to $9.8 million for the same period in 2008.
     Bankshares’ net interest margin has begun to stabilize. We are experiencing lower cost of funds as we reprice deposits in the lower interest rate environment and implement floors on adjustable rate loans.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended September 30,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
			(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$357,196	$5,319	5.91%	$371,206	$5,897	6.32%
Trading securities	25,179	242	3.81%	93,944	986	4.18%
Investment securities	146,313	1,795	4.87%	23,106	332	5.72%
Federal funds sold	23,415	16	0.27%	6,022	28	1.85%

Total interest earning assets	552,103	7,372	5.30%	494,278	7,243	5.83%
Non-interest earning assets:
Cash and due from banks	20,563			21,647
Premises and equipment	2,117			2,027
Other real estate owned (OREO)	9,821			14,428
Other assets	20,744			21,260
Less: allowance for loan losses	(5,250)			(5,333)

Total non-interest earning assets	47,995			54,029

Total Assets	$600,098			$548,307

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$47,738	$98	0.81%	$29,622	$121	1.63%
Money market deposit accounts	19,424	73	1.49%	25,887	162	2.49%
Savings accounts	4,207	3	0.28%	3,131	6	0.76%
Time deposits(3)	296,474	2,496	3.34%	263,084	2,877	4.35%

Total interest-bearing deposits	367,843	2,670	2.88%	321,724	3,166	3.91%
FHLB advances(4)	50,730	297	2.32%	50,926	304	2.37%
Other borrowings	42,626	219	2.04%	65,812	484	2.93%

Total interest-bearing liabilities	461,199	3,186	2.74%	438,462	3,954	3.59%

Non-interest bearing liabilities:
Demand deposits	100,753			65,432
Other liabilities	2,737			2,585

Total liabilities	564,689			506,479
Stockholders’ Equity	35,409			41,828

Total Liabilities and Stockholders’ Equity	$600,098			$548,307

Interest Spread (5)			2.56%			2.24%

Net Interest Margin (6)		$4,186	3.01%		$3,289	2.65%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $4.4 million and $2.7 million in the third quarter of 2009 and 2008, respectively.

The 2009 and 2008 interest income excluded from the loans above was $43 thousand and $69 thousand, respectively.

(3)	Average fair value of time deposits for the third quarter of 2009 and 2008 was $9,270 and $58,530, respectively.

(4)	Average fair value of FHLB advances for the third quarter of 2009 and 2008 was $25,731 and $25,925, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     Average loan balances (including loans held for sale) were $357.2 million for the three months ended September 30, 2009 compared to $371.2 million for the same period in 2008. This decrease is part of the strategic initiative to reduce certain real estate loan concentrations and adjust the loan portfolio mix. The related interest income from loans was $5.3 million in 2009 compared to $5.9 million in 2008. The average yield on loans decreased to 5.91% in 2009 from 6.32% in 2008. The lower yield on loans for the third quarter of 2009 includes $43 thousand of reversed nonaccrual interest. Another contributing factor for the lower yield is the lower prime rate for the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008. The average prime rate for the third quarter of 2009 was 3.25% compared to the average prime rate of 5.00% for the third quarter of 2008.
     Trading securities averaged $25.2 million for the three months ended September 30, 2009, compared to $93.9 million for the three months ended September 30, 2008. The decrease is a result of management’s decision to reduce the trading securities portfolio to reduce our exposure to fair value adjustments. Trading securities interest income for the three months ended September 30, 2009 was $242 thousand compared to $986 thousand for the three months ended September 30, 2008. The average yield on trading securities was 3.81% for the third quarter of 2009 compared to 4.18% for the third quarter of 2008.
     The average balance of investment securities was $146.3 million for the quarter ended September 30, 2009 compared to $23.1 million for the same quarter in 2008. This is a direct result of management’s initiative to reduce the trading securities in our portfolio in favor of increasing the investment securities in our portfolio and limit our exposure to fair value adjustments. Investment securities income (on a fully tax equivalent basis) was $1.8 million for the three months ended September 30, 2009 compared to $332 thousand for the three months ended September 30, 2008. The tax equivalent average yield on investment securities for the three months ended September 30, 2009 was 4.87% compared to the September 30, 2008 yield of 5.72%.
     Excess liquidity resulted in an average of $23.4 million in federal funds sold ion the three months ended September 30, 2009. The short-term investments in federal funds sold contributed $16 thousand to interest income in the three month period ended September 30, 2009, compared to $28 thousand for the same period in 2008. Despite the increase in the average balance of federal funds sold, the tax equivalent interest income decreased because the yield on federal funds sold decreased.
     Total average earning assets yielded 5.30% for the three months ended September 30, 2009 or 53 basis points lower than the yield of 5.83% for the same period in 2008. Total interest income (on a fully tax equivalent basis) was $7.4 million for the three months ended September 30, 2009 compared to $7.2 million for the three months ended September 30, 2008.
     Total average interest-bearing liabilities (deposits and purchased funds) were $461.2 million in the third quarter of 2009 or $22.7 million more than the third quarter of 2008 level of $438.5 million. The average cost of interest-bearing liabilities for the third quarter of 2009 was 2.74% or 85 basis points lower than the 2008 level of 3.59%.

Interest expense for all interest-bearing liabilities amounted to $3.2 million for the three months ended September 30, 2009 compared to $4.0 million for the three months ended September 30, 2008. Bankshares’ strategy to reduce wholesale funding has been effective and in addition we are benefiting from lower interest rates.
     The non-interest bearing demand deposits average balance was $100.8 million for the third quarter of 2009, or $35.4 million more than the average balance for the third quarter of 2008 of $65.4 million. This increase is attributed to our ongoing strategic initiative and unique services provided to our title company customers. Growth in demand deposits directly contributed to the lower cost of funds experienced by Bankshares in 2009. One of management’s primary goals is to increase core deposits and lower other borrowings and brokered certificates of deposit for funding.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Nine Months Ended September 30,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$362,480	$15,781	5.82%	$378,751	$18,110	6.39%
Trading securities	49,254	1,345	3.65%	91,194	3,082	4.51%
Investment securities	120,188	4,548	5.06%	24,904	1,091	5.85%
Federal funds sold	20,533	44	0.29%	6,706	114	2.27%

Total interest earning assets	552,455	21,718	5.26%	501,555	22,397	5.96%
Non-interest earning assets:
Cash and due from banks	17,895			21,083
Premises and equipment	1,966			2,070
Other real estate owned (OREO)	10,575			11,811
Other assets	20,771			20,171
Less: allowance for loan losses	(5,321)			(5,653)

Total non-interest earning assets	45,886			49,482

Total Assets	$598,341			$551,037

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$45,060	$344	1.02%	$31,177	$415	1.78%
Money market deposit accounts	17,348	188	1.45%	31,646	624	2.63%
Savings accounts	3,754	11	0.39%	3,550	22	0.83%
Time deposits (3)	288,654	7,677	3.56%	251,578	8,699	4.62%

Total interest-bearing deposits	354,816	8,220	3.10%	317,951	9,760	4.10%
FHLB Advances (4)	51,104	878	2.30%	58,685	1,254	2.85%
Other borrowings	56,787	774	1.82%	61,391	1,608	3.50%

Total interest-bearing liabilities	462,707	9,872	2.85%	438,027	12,622	3.85%

Non-interest bearing liabilities:
Demand deposits	96,540			66,597
Other liabilities	2,800			2,931

Total liabilities	562,047			507,555
Stockholders’ Equity	36,294			43,482

Total Liabilities and Stockholders’ Equity	$598,341			$551,037

Interest Spread (5)			2.41%			2.11%

Net Interest Margin (6)		$11,846	2.87%		$9,775	2.60%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans $4.8 million in 2009 and average nonaccrual loans of $3.8 million in 2008.

The 2009 and 2008 interest income excluded from the loans above was $248 thousand and $475 thousand, respectively.

(3)	Average fair value of time deposits for the nine months ended September 30, 2009 and 2008 was $12,827 and $91,482, respectively.

(4)	Average fair value of FHLB advances for the nine months ended September 30, 2009 and 2008 was $26,104 and $38,338, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     For the nine months ended September 30, 2009, average loan balances (including loans held for sale) were $362.5 million compared to $378.8 million for the same period in 2008. Interest income from loans was $15.8 million in 2009 compared to $18.1 million in 2008, with the average yield decreasing to 5.82% from 6.39%. The average prime rate for the nine months ended September 30, 2009 was 3.25% compared to the average prime rate of 5.50% for the same period in 2008. Lower interest rates were a primary reason for lower interest income in 2009. In addition, the lower yield for the first nine months of 2009 includes $248 thousand of reversed nonaccrual interest on nonperforming loans.
     For the nine months ended September 30, 2009 average trading securities were $49.3 million, compared to $91.2 million for the same period in 2008. Interest income from trading securities for the nine months ended September 30, 2009 was $1.3 million compared to $3.1 million for the nine months ended September 30, 2008. Average yield on trading securities was 3.65% for the first nine months of 2009 compared to 4.51% for the same period in 2008. The decrease in the average balance was a result of management’s previously discussed decision to decrease the trading securities portfolio
     Investment securities averaged $120.2 million for the nine months ended September 30, 2009 compared to $24.9 million for the same quarter in 2008. Investment securities income (on a fully tax equivalent basis) was $4.5 million for the nine months ended September 30, 2009 compared to $1.1 million for the nine months ended September 30, 2008. Management’s strategy is to deploy excess liquidity into earning assets such as loans. However, due to the current economic environment, more cash was available to purchase available-for-sale securities, thus increasing our investment security balance by $95.3 million. The tax equivalent average yield on investment securities for the nine months ended September 30, 2009 was 5.06% compared to a yield of 5.85% for the nine months ended September 30, 2008.
     Short-term investments in federal funds sold contributed $44 thousand to interest income in the nine month period ended September 30, 2009, compared to $114 thousand for the same period in 2008. The average balance of federal funds sold was $20.5 million for the nine months ended September 30, 2009, compared to $6.7 million for the same period in 2008. Despite the increase in the average balance of federal funds sold, the tax equivalent interest income decreased because the yield on federal funds sold decreased.
     Average earning assets yielded 5.26% for the nine months ended September 30, 2009 or 70 basis points lower than the yield of 5.96% for the same period in 2008. Total interest income (on a fully tax equivalent basis) was $21.7 million for the nine months ended September 30, 2009 compared to $22.4 million for the nine months ended September 30, 2008.
     Average interest-bearing liabilities (deposits and purchased funds) were $462.7 million in the first nine months of 2009 or $24.7 million more than the first nine months of 2008 level of $438.0 million. For the nine months ended September 30, 2009, interest expense was $9.9 million compared to $12.6 million for the nine months ended September 30, 2008. The average cost of interest-bearing liabilities for the first nine months of 2009 was 2.85% or 100 basis points lower than the 2008 level of 3.85%. Many of the larger wholesale deposits have repriced downward during 2009. The benefits of the repricing are seen in the lower time deposit cost of 3.56% in 2009 compared to the 2008 level of 4.62%. Other borrowings have repriced downward as well. In 2009 the cost of other borrowings was 1.82% compared to the 2008 level of 3.50% a decrease of 168 basis points.
     Non-interest bearing demand deposits averaged $96.5 million for the first nine months of 2009, or $29.9 million more than the 2008 level of $66.6 million, as a result of management’s efforts to increase non-interest bearing demand deposits.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Volume and Rate Analysis

	Nine Months Ended September 30,
	2009 compared to 2008
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(dollars in thousands)
Interest Earning Assets:
Loans	$(2,329)	$(757)	$(1,572)
Trading securities	(1,737)	(1,228)	(509)
Investment securities	3,457	3,583	(126)
Federal funds sold	(70)	(121)	51

Total increase (decrease) in interest income	(679)	1,477	(2,156)

Interest-Bearing Liabilities:
Interest-bearing deposits	(1,540)	(108)	(1,432)
Purchased funds	(1,210)	(264)	(946)

Total (decrease) in interest expense	(2,750)	(372)	(2,378)

Increase in net interest income	$2,071	$1,849	$222

     Non-interest Income. Non-interest income increased to $1.2 million during the three months ended September 30, 2009, compared to $601 thousand for the same period in 2008. Our primary source of non-interest income is insurance commissions. Bankshares recorded a net gain of $507 thousand on the sale of investment securities in the three months ended September 30, 2009, compared to a net loss of $56 thousand for the same period in 2008.

     Trading activity and fair value adjustments recorded for the three months ended September 30, 2009 resulted in a net loss of $4 thousand, compared to a net loss of $142 thousand for the same period in 2008, which was a positive net change of $138 thousand.
     Insurance commissions were $611 thousand for the third quarter of 2009, compared to $681 thousand for the same period in 2008. Gain on the sale of loans was $12 thousand in the three months ended September 30, 2009, compared to $29 thousand in the three months ended September 30, 2008. The decrease in commission income relates to the reduced premiums for our Manassas and Fredericksburg locations that concentrated in real estate construction. The reduction in the mortgage income is attributed to the change in our operations.
     For the nine month period ended September 30, 2009, non-interest income was $3.9 million, an improvement of $3.6 million from the September 30, 2008 level of $341 thousand. Commission revenues added $2.3 million in non-interest income for the first nine months of 2009, compared to $2.5 million for the same period in 2008.
     Bankshares earned $87 thousand on the sale of mortgage loans in the nine months ended September 30, 2009, compared to $121 thousand in the nine months ended September 30, 2008. The mortgage banking operation is currently a small, customer service oriented unit which provides service to our existing customer base.
     Bankshares recorded a net gain of $1.4 million on the sale of investment securities in the nine months ended September 30, 2009, compared to a net loss of $46 thousand for the same period in 2008.
     Trading activity and fair value adjustments recorded for the nine months ended September 30, 2009 resulted in a net loss of $143 thousand, compared to a net loss of $2.5 million for the same period in 2008, an improvement of $2.4 million. This improvement is a direct result of management’s plan to reduce our exposure to trading securities and fair value adjustments.
     Non-interest Expense. Non-interest expense for the three months ended September 30, 2009 and September 30, 2008 was $5.3 million. Salaries and benefits expense for the three months ended September 30, 2009 was $2.2 million, or $114 thousand lower than the 2008 level of $2.3 million. Occupancy and equipment expense for the three months ended September 30, 2009 increased by $22 thousand over the 2008 level of $877 thousand. OREO expense was $519 thousand for the three months ended September 30, 2009 compared to $715 thousand for the three months ended September 30, 2008. Included in OREO expense for the third quarter of 2009 is $108 thousand of valuation adjustments. Other operating expenses were $1.7 million for the three months ended September 30, 2009, an increase of $348 thousand from the three months ended September 30, 2008.
     Non-interest expense in the nine months ended September 30, 2009 amounted to $15.7 million compared to the 2008 level of $15.1 million. Salaries and benefits expense for the nine months ended September 30, 2009 was $6.5 million compared to the 2008 level of $6.7 million, a decrease of $161 thousand. Occupancy and equipment expense for the nine months ended September 30, 2009 increased by $170 thousand over the 2008 level of $2.4 million. OREO expense was $1.1 million for the nine months ended September 30, 2009, compared to $1.3 million for the nine months ended September 30, 2008. Other operating expenses were $5.5 million for the nine months ended September 30, 2009, an increase of $816 thousand from the nine months ended September 30, 2008. A key component of the increase is the special FDIC assessment fee in the second quarter of 2009.
     Income Taxes. We recorded an income tax benefit of $489 thousand in the third quarter of 2009 compared to an income tax benefit of $1.3 million in 2008.
     We recorded an income tax benefit of $1.0 million in the first nine months of 2009 compared to an income tax benefit of $3.0 million in 2008.
     Due to our historical ability to generate taxable income and a recent change in the rules and regulations affecting net operating losses (NOL) carrybacks, management believes that it is more likely than not that the balance of deferred tax benefits at September 30, 2009 is realizable. However, there is no guarantee that these assets will ultimately be realized.
     In accordance with ASC 740-10, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), deferred tax benefits are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax benefits will not be realized. The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods.
     Management considered the following evidence to evaluate the need for a valuation allowance:
•	Our strong earnings history from 2003 through 2006;

•	Our three year cumulative loss position at September 30, 2009;

•	The difficult market conditions that are currently impacting the banking industry;

•	Our nonperforming assets have steadily declined from their peak level of $24.6 million at March 31, 2008 to $14.6 million as of September 30, 2009;

•	As our nonperforming assets decline, we anticipate (and have experienced) declining OREO expenses, OREO valuation adjustments and provision for loan loss requirements;

•	We project future taxable income to be generated by operations;

•	Our customer base remains strong;

•	We are able to carry forward our tax losses for 20 years; and

•	Due to recent changes to the federal tax regulations, we expect to carryback our NOL within the prescribed five year period and receive a tax refund.

Analysis of Financial Condition
     Trading Securities. The trading portfolio was $10.9 million as of September 30, 2009 compared to $82.6 million as of December 31, 2008 and $89.4 million as of September 30, 2008. Management’s strategy to reduce the trading portfolio has been effective, as evidenced by the decrease of $71.7 million during the first nine months of 2009. Currently, Bankshares has four PCMO bonds left in our portfolio. The current portfolio has a variety of ratings, but all the PCMOs were rated AAA by at least one ratings agency on the purchase date. All instruments are performing as expected. The portfolio yield increased on a year over year basis by 82 basis points, to 5.26%. The key driver of the change is the trading security mix. During the quarter, all of the SBA securities were sold as part of management’s strategic plan.
     The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:
Trading Securities

	September 30,		December 31,		September 30,
	2009		2008		2008
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. government corporations & agencies	$6,562	5.18%	$35,947	5.25%	$40,292	5.32%
PCMOs (1)	4,331	5.36%	12,251	5.42%	12,569	5.40%
SBA securities (2)	—	0.00%	34,386	2.99%	36,525	3.03%

Totals	$10,893	5.26%	$82,584	4.34%	$89,386	4.44%

(1)	All PCMOs in the FVO Portfolio were rated AAA by at least one rating agency on the purchase date. The current portfolio has a variety of ratings. All instruments are performing as expected.

(2)	SBA securities are U.S. government agency securities. For presentation purposes, they are separated out in the table above.
     Trading Securities Classified as Level 3. Beginning in the third quarter of 2008 and continuing to the present time, the markets have behaved in a distressed and dysfunctional manner. In evaluating the fair value of instruments held in our portfolios, we determined that the typical valuation techniques for the securities that contained a LIBOR basis did not take into account the distressed and dysfunctional markets. As such, we considered other factors such as typical spreads for the instruments and requested supplemental dealer pricing to determine fair value. We believe this approach more accurately reflects the fair value of PCMO and agency securities.
     Investment Securities Available-for-Sale. The total amount of the investment securities accounted for under available-for-sale accounting was $133.3 million on September 30, 2009. Our portfolio contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, state and municipal bonds, Federal Reserve Bank (FRB) stock, FHLB stock and other securities. U.S. government agency securities were $39.1 million, PCMOs, CMOs and MBS made up $67.3 million of the portfolio, and municipal securities were $12.2 million. We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The investment portfolio’s tax-equivalent yield was 4.47% as of September 30, 2009.
     Our investment securities portfolio at December 31, 2008 contained callable U.S. government agency securities, U.S. government agency CMOs, U.S. government agency MBS, PCMOs, state and municipal bonds, FRB stock, FHLB stock and other securities. The total amount of the investment securities accounted for under available-for-sale accounting was $73.3 million as of December 31, 2008. The investment portfolio’s tax-equivalent yield was 6.02% as of December 31, 2008.

	September 30, 2009			December 31, 2008
	Fair		% of	Fair		% of
	Value	Yield	Portfolio	Value	Yield	Portfolio
	(dollars in thousands)
Available-for-Sale Securities:
U.S. government corporations and agencies	$39,075	4.63%	29.3%	$33,229	5.38%	45.3%
U.S. government agency CMOs	49,909	3.69%	37.4%	2,513	4.85%	3.4%
PCMOs	17,377	6.12%	13.0%	6,596	10.10%	9.0%
U.S. government agency MBS	8,462	4.79%	6.4%	8,621	5.26%	11.8%
Municipal securities	12,186	5.92%	9.2%	17,039	6.00%	23.2%
Other securities	6,318	1.79%	4.7%	5,305	0.00%	7.3%

Total Available-for-Sale Securities	$133,327	4.47%	100.0%	$73,303	6.02%	100.0%

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of September 30, 2009:

	Contractual Maturities of Investment Securities
	September 30, 2009
	(dollars in thousands)
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Available-For-Sale Securities
U.S. government corporations and agencies	$—	0.00%	$—	0.00%	$27,162	4.40%	$11,163	5.18%	$38,325	4.63%
U.S. government agency CMOs and PCMOs (1)	—	0.00%	1,525	2.71%	5,867	5.31%	59,423	4.26%	66,815	4.32%
U.S. government agency MBS(1)	—	0.00%	—	0.00%	—	0.00%	8,251	4.79%	8,251	4.79%
Municipal securities (2)	—	0.00%	321	4.23%	1,581	5.93%	10,699	5.97%	12,601	5.92%
Other securities	—	0.00%	—	0.00%	—	0.00%	6,318	1.79%	6,318	1.79%

Total Available-For-Sale Securities (3)	$—	0.00%	$1,846	2.97%	$34,610	4.63%	$95,854	4.44%	$132,310	4.47%

(1)	Contractual maturities of agency callable bonds, CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

(3)	We do not have any held-to-maturity securities as of September 30, 2009.
     Loan Portfolio. There are five primary classifications within the portfolio: commercial real estate, real estate construction, residential real estate, commercial and consumer. The loan portfolio, net of discounts and fees, was $355.5 million at September 30, 2009, compared to $367.4 million at December 31, 2008 and $370.8 million at September 30, 2008. Many of our loans are tied to the prime rate and other rate indices that have declined in the past year. As opportunities occur, particularly related to real estate construction and commercial loans, floors on interest rates have been instituted on existing loans. Management’s strategic initiative is to continue to reduce certain loan concentrations within our portfolio, such as real estate construction, HELOCs and land loans.
     Commercial real estate loans were $153.6 million or 43.2% of the loan portfolio as of September 30, 2009. This compares to $154.9 million or 42.1% as of December 31, 2008 and $150.6 million or 40.6% as of September 30, 2008. These loans are typically secured by first trusts on office, warehouse, commercial condominiums or industrial space. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) and loans for income producing properties held by investors. Substantially all loans in this category are being paid monthly, with original schedules ranging from 15 to 25 years. Generally, rates are reset at 3 to 5 year intervals.

     The real estate construction category of our loan portfolio generally falls into three primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual condominium units, residential construction loans to builders for resale, and land in various stages of development. This category totaled $51.4 million or 14.5% of our portfolio as of September 30, 2009, compared to $71.8 million or 19.5% of the portfolio as of December 31, 2008 and $85.4 million or 23.0% as of September 30, 2008. The decrease is due to normal construction loan maturities and management’s strategic decision to reduce lending in this area due to the unusual market conditions.
     Residential real estate loans (home equity and fixed rate trusts) were $110.9 million or 31.2% of the loan portfolio as of September 30, 2009, compared to $92.8 million, or 25.3% as of December 31, 2008, and $88.1 million or 23.8% as of September 30, 2008. This category consists of three different loan types: HELOCs, which are secured by secondary financing on residential real estate, fixed rate amortizing second mortgages and first mortgage loans secured by single family residences not held for sale. The growth noted herein relates primarily to an increase in the latter category of first mortgage loans limited in most cases to the lesser of 80% of cost or market of the underlying collateral. HELOC and fixed rate second mortgages have each declined 9.0% since December 31, 2008.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and other credit needs of small and medium sized businesses. Commercial loans represent $35.2 million or 9.9% of the loan portfolio as of September 30, 2009, compared to $44.4 million or 12.1% of the loan portfolio at December 31, 2008, and $42.9 million or 11.6% of the loan portfolio at September 30, 2008.
     The consumer category constitutes the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of September 30, 2009 was $3.9 million or 1.1% of the loan portfolio, compared to $3.5 million or 1.0% of the loan portfolio as of December 31, 2008 and $3.1 million or 0.8% of the loan portfolio as of September 30, 2008.
     Allowance for Loan Losses. The allowance for loan losses was $5.3 million at September 30, 2009, or 1.49% of loans outstanding, compared to $5.8 million, or 1.57% of loans outstanding, at December 31, 2008. These ratios exclude loans held for sale. We allocated $1.3 million and $1.1 million, respectively, of our allowance for loan losses at September 30, 2009 and December 31, 2008 for specific nonperforming or impaired loans. In the first nine months of 2009, we had net charge-offs of $3.2 million compared to net charge-offs of $3.8 million for the nine months ended September 30, 2008. Of the

$3.2 million in net charge-offs for the first nine months of 2009, $908 thousand represented previously established specific allocations at December 31, 2008. There were no loans past due and still accruing interest as of September 30, 2009, compared to one loan of $90 thousand that was past due 90 days and still accruing interest as of December 31, 2008.
     The following table provides an analysis of the allowance for loan losses for the periods indicated:

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2009	2008	2008
	(dollars in thousands)
Balance, beginning of period	$5,751	$6,411	$6,411

Provision for loan losses	2,695	4,724	3,360

Net charge-offs:
Commerical	351	905	961
HELOC	1,583	2,324	988
Real estate	1,119	2,100	1,789
Consumer	98	55	33

Total net charge-offs	3,151	5,384	3,771

Balance, end of period	$5,295	$5,751	$6,000

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
Nonperforming Assets
     Impaired Loans (Performing Loans with a Specific Allowance). The principal amount of impaired loans was $541 thousand as of September 30, 2009 and $1.4 million as of December 31, 2008. The $541 thousand relates to building lots in Northern Virginia, and has a specific reserve of $146 thousand.

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
     At September 30, 2009, Bankshares had $4.3 million of nonaccrual loans, compared to nonaccrual loans of $3.5 million as of December 31, 2008. The $4.3 million balance consists of a loan for $783 thousand, which is secured by business assets in Northern Virginia, a loan for $655 thousand, which are building lots in Northern Virginia, a loan for $373 thousand, which is a commercial construction loan on a residential condominium project in Virginia Beach, a loan for $400 thousand, which is secured by a subordinate lien on a commercial real estate property in Winchester, Virginia and a variety of loans totaling $1.8 million to five borrowers on first and second mortgages on properties in the greater Washington, D.C. metropolitan area. The specific allowance set aside for these loans is $1.2 million.
     Other Real Estate Owned (OREO). As of September 30, 2009, we had OREO totaling $9.8 million. The bulk of the OREO balance consists of $2.1 million which relates to farmland/development acreage in the Winchester, Virginia area, $2.6 million which is residential development land in Northern Virginia, $1.4 million which relates to residential building lots in Northern Virginia, and $1.2 million which relates to building lots in Northern Virginia. The remainder is made up of a variety of other properties totaling $2.5 million at September 30, 2009. In October 2009, Bankshares sold two office condominiums for $667 thousand.
     The table below reflects the OREO activity for the periods presented:
Other Real Estate Owned

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2009	2008
	(dollars in thousands)
Balance, beginning of period	$11,749	$4,277

Properties acquired at foreclosure	3,602	17,706
Sales on foreclosed properties	(5,207)	(8,039)
Valuation adjustments	(391)	(3,110)
Capital improvements on foreclosed properties	55	915

Balance, end of period	$9,808	$11,749

     Total Nonperforming Assets. As of September 30, 2009, we had $14.6 million classified as nonperforming assets on the balance sheet. The balance as of December 31, 2008 was $16.6 million. This decrease is due to the sale of several OREO properties. The ratio of nonperforming assets to total assets was 2.30% as of September 30, 2009 compared to 2.91% as of December 31, 2008. This represents a 61 basis point improvement in the ratio of nonperforming assets to total assets.
     Specific Reserves. As of September 30, 2009, we had $1.3 million in specific reserves for nonperforming assets. As of December 31, 2008, we had $1.1 million in specific allocation of the allowance for loan losses for nonperforming assets.
Credit Quality Information

	September	December	September
	30,	31,	30,
	2009	2008	2008
	(dollars in thousands)
Nonperforming assets:
Impaired loans (performing loans with a specific allowance)	$541	$1,428	$6,082

Impaired loans on nonaccrual status	4,277	3,467	2,754

Other real estate owned (OREO)	9,808	11,749	13,379

Total nonperforming assets & past due loans	$14,626	$16,644	$22,216

Specific reserves associated with impaired loans	$1,312	$1,148	$1,714

Nonperforming assets to total assets	2.30%	2.91%	4.03%

     Intangible Assets. The value of intangibles for insurance activities was $2.0 million and $2.3 million as of September 30, 2009 and December 31, 2008, respectively. For the nine months ended September 30, 2009, amortization expense for the insurance operation was $315 thousand, compared to $336 thousand for year ended December 31, 2008. Amortization of customer intangibles for the insurance agencies is expected to be $420 thousand annually for 2009 through 2012.
     Goodwill. The value of goodwill for insurance activities was $3.6 million as of September 30, 2009 and December 31, 2008. Goodwill related to the AIA acquisitions is tested for impairment on an annual basis or more frequently if events or circumstances warrant.
     Deferred Taxes. Bankshares has recorded a deferred tax asset for the period ended September 30, 2009. In accordance with ASC 740-10, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the tax benefit generated by NOLs depends upon the existence of sufficient taxable income within the applicable carryback and carryforward periods. Bankshares periodically assesses the need to establish, increase, or decrease a valuation allowance for deferred tax assets.

     Bankshares has concluded that it is more likely than not that the deferred tax asset benefits will be realized in the future and, therefore, a valuation allowance is not necessary. In reaching this conclusion, Bankshares gave appropriate consideration to all available evidence related to the realization of deferred tax assets, including the nature and amount of taxable income and expense items, the availability of statutory carryback and carryforward periods and forecasts of future profitability.
     Though Bankshares is in a three year cumulative loss position as of September 30, 2009, Bankshares has demonstrated a strong earnings history and recorded cumulative taxable income of $20.9 million from 2003 through 2006. Bankshares’ planning forecasts anticipate future taxable income to be generated by operations, and Bankshares’ customer base remains strong. Bankshares has implemented strategies to reduce its fair value portfolio and certain real estate-related portions of its loan portfolio, and has reduced its nonperforming assets from a peak level of $24.6 million at March 31, 2008 to $14.6 million as of September 30, 2009. As Bankshares’ nonperforming assets decline, Bankshares anticipates (and has experienced) declining OREO expenses, OREO valuation adjustments and provision for loan loss requirements, all of which will improve Bankshares’ operating results and taxable income.
     Additionally, Bankshares expects to carry back its tax losses for five years to obtain a federal tax refund. On Friday, November 6, 2009, a new law was enacted that changes the rules and regulations for NOL carrybacks for large corporations (as defined by the Internal Revenue Service (IRS)). As a result of this change, Bankshares expects to be able to carry back the NOL generated by its 2008 performance to taxes paid during 2003 and expects to fully utilize the NOL and receive a tax refund of approximately $3.9 million. Bankshares anticipates filing the necessary tax documents with the IRS within the next 30 days.
     Deposits. We seek deposits within our market area by offering high-quality customer service, by using technology to deliver deposit services effectively and by paying competitive interest rates. During the first nine months of 2009, our core deposits have increased by $45.5 million. Demand deposits were $120.9 million as of September 30, 2009 and averaged $96.5 million for the first nine months of 2009. For the three months ended September 30, 2009, average demand deposits were $100.8 million. Management’s strategic decision to increase the core deposits has shown positive results.
     At September 30, 2009, the total deposit portfolio was $501.9 million, compared to the December 31, 2008 level of $428.7 million. The interest-bearing deposits cost the Bank 3.10% for the first nine months of 2009 or 100 basis points less than the first nine months of 2008 average cost of 4.10%. As key interest rates declined over the past year, we repriced deposits at a lower level. In addition, the rates on time deposits have decreased substantially. As we have the opportunity to reprice time deposits, we have realized significant interest rate savings. Our forecasted 2009 time deposit maturities indicate opportunities for further interest rate savings.

     We are active users of wholesale brokered deposits. We believe these types of funds offer a reliable stable source of funds for the Bank. Frequently the interest rates associated with wholesale brokered deposits are significantly lower than general customer rates in the marketplace. As of September 30, 2009, we had $174.6 million of wholesale brokered certificates of deposit which is $32.9 million lower than the December 31, 2008 level of $207.5 million. Certain wholesale brokered deposits are accounted for on a fair value basis. As of September 30, 2009, we had a single wholesale brokered deposit in the amount of $9.1 million maturing in early 2010 accounted for on a fair value basis.
     This type of funding is a tool to support the growth of the Bank and liquidity needs. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker. Management is strategically reducing the reliance on brokered deposits for funding. Over the long term, management’s strategic goal is to lower our wholesale brokered deposits and replace them with attractively priced local commercial and retail deposits.
     In addition, in May of 2009, the FDIC announced that the temporary increase in FDIC deposit insurance from $100 thousand to $250 thousand per depositor would be extended through December 31, 2013. The temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts at institutions participating in the Transaction Account Guarantee component of the FDIC’s Temporary Liquidity Guarantee Program originally scheduled to expire December 31, 2009, has been extended through June 30, 2010.
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements, federal funds purchased and treasury, tax and loan balances. The majority of purchased funds is comprised of customer repurchase agreements. Customer repurchase agreements amounted to $32.7 million at September 30, 2009, compared to $25.3 million at December 31, 2008. There were no outstanding federal funds purchased as of September 30, 2009, as compared to outstanding federal funds purchased of $15.0 million at December 31, 2008.
Purchased Funds Distribution

	September 30,	December 31,	September 30,
	2009	2008	2008
	(dollars in thousands)
Customer repos	$32,691	$25,255	$23,447
Federal funds purchased	—	15,000	22,468
TT&L borrowings	216	456	403

Totals	$32,907	$40,711	$46,318

     Customer repurchase agreements are standard repurchase agreement transactions that involve a Bank customer instead of a wholesale bank or broker. We offer this product as an accommodation to larger retail and commercial customers and affluent individuals that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not have any open repurchase agreements with broker-dealers.
     FHLB Advances. The FHLB is a key source of funding for us. During the periods presented, we have used overnight advances (daily rate credit) to support our short-term liquidity needs. On a longer term basis, we augment our funding portfolio with our two FHLB advances, one of which is accounted for on a fair value basis, and one of which is accounted for on a cost basis.
     As of September 30, 2009 and December 31, 2008, we had a FHLB long-term advance accounted for on a fair value basis of $25.9 million and $26.4 million, respectively. The advance matures in early 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.99% and 1.42% as of September 30, 2009 and December 31, 2008, respectively.
     As of September 30, 2009 and December 31, 2008, Bankshares had a single FHLB long-term advance accounted for on a cost basis. This $25.0 million long-term advance matures in 2012 and has an effective interest rate of 0.46% and 2.21% as of September 30, 2009 and December 31, 2008, respectively.
     Trading Liabilities Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, the investment and debt markets were acting in a distressed and dysfunctional manner. In evaluating the fair value of funding instruments, we determined that the typical valuation techniques did not take into account the distressed and dysfunctional markets. As such, we considered other factors such as typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of September 30, 2009 and December 31, 2008 respectively, the fair value of the long-term FHLB advance accounted for on a fair value basis was $25.9 million and $26.4 million, respectively.
     Deposit Liabilities at Fair Value. We currently have one brokered certificate of deposit totaling $9.1 million in par value compared to three certificates totaling $23.7 million in par value reported under FVO accounting as of September 30, 2009 and December 31, 2008, respectively.

     The following table reflects the fair value of liabilities accounted for under ASC 825-10-25 as of the dates indicated:

	September 30, 2009			December 31, 2008
	Par			Par
	Value	Fair Value	Yield	Value	Fair Value	Yield
	(dollars in thousands)
Brokered CDs	$9,102	$9,233	5.000%	$23,728	$24,180	5.042%
FHLB long-term advances	25,000	25,908	3.985%	25,000	26,361	1.420%

Total liabilities at fair value	$34,102	$35,141	4.256%	$48,728	$50,541	3.184%

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
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned subsidiary business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering and issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date and has been fully amortized. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Securities, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Bankshares elected to defer the interest payment due September 8, 2009, as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. The base interest rate as of September 30, 2009 was 3.45% compared to 5.15% as of December 31, 2008.

     Under the current bank regulatory guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At September 30, 2009 and December 31, 2008, the entire amount was considered Tier 1 capital.
     Capital. Both Bankshares and the Bank are considered “well capitalized” under the risk based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $36.3 million as of September 30, 2009 compared to the December 31, 2008 level of $37.2 million. The change in equity is attributable to the net loss of $1.0 million for the first nine months of 2009, which reduced stockholders’ equity as of September 30, 2009. Book value per common share was $7.11 as of September 30, 2009 compared to $7.28 as of December 31, 2008. The net unrealized gain on available-for-sale securities amounted to $671 thousand, as of September 30, 2009, compared to a net unrealized loss on available-for-sale securities of $4 thousand, as of December 31, 2008.

     The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of the dates indicated:

	Risk Based Capital Analysis
	September 30,	December 31,
	2009	2008
	(dollars in thousands)
Tier 1 Capital:
Common stock	$20,427	$20,427
Capital surplus	25,724	25,364
Retained (deficit)	(10,488)	(8,620)
Less: disallowed intangible assets and goodwill	(5,585)	(5,900)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total Tier 1 Capital	40,078	41,271

Tier 2 Capital:
Qualifying allowance for loan losses	5,019	5,359

Total Tier 2 Capital	5,019	5,359

Total Risk Based Capital	$45,097	$46,630

Risk weighted assets	$402,099	$429,077

Quarterly average assets	$600,098	$548,388

	September 30,	December 31,	Regulatory
	2009	2008	Minimum
Capital Ratios:
Tier 1 risk based capital ratio	10.0%	9.6%	4.0%
Total risk based capital ratio	11.2%	10.9%	8.0%
Leverage ratio	6.7%	7.5%	4.0%

     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three	Nine	Year
	Months Ended	Months Ended	Ended
	September 30,	September 30,	December 31,
	2009	2009	2008
	(dollars in thousands)
Average total assets	$600,098	$598,341	$551,853

Average stockholders’ equity	$35,409	$36,294	$42,377

Net loss	$(896)	$(1,868)	$(9,020)

Cash dividends declared	$—	$—	$—

Return on average assets (annualized)	NM	NM	NM

Return on average stockholders’ equity (annualized)	NM	NM	NM

Average stockholders’ equity to average total assets	5.90%	6.07%	7.68%

NM= Not meaningful
     Concentrations. Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. metropolitan area, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. Commercial real estate loans are 43.2% of the total gross loan portfolio as of September 30, 2009 and total real estate loans are 88.9% of the total gross loan portfolio as of September 30, 2009. The impact of this concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability. Our insurance operations are also centered in the same geographic market. In addition, the Fredericksburg and Manassas insurance operations have a concentration in real estate construction related business lines.
Off-Balance Sheet Activities
     As of September 30, 2009, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements
     In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162). ASC 105 establishes the FASB ASC which, upon adoption as of September 30, 2009, is the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. As of September 30, 2009, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Bankshares does not expect the adoption of ASC 105 to have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued ASC 805-20, Business Combinations (formerly SFAS No. 141(R), Business Combinations). ASC 805-20 significantly changed the financial accounting and reporting of business combination transactions. ASC 805-20 establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-20 is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. Bankshares does not expect the implementation of ASC 805-20 to have a material impact on its consolidated financial statements, at this time.
     Another aspect of ASC 805-20, Business Combinations (formerly FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Bankshares does not expect the adoption of this aspect of ASC 805-20 to have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued ASC 820-10-65, Fair Value Measurements and Disclosures (formerly FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). ASC 820-10-65 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Bankshares adopted ASC 820-10-65 effective for the quarter ended June 30, 2009, and the adoption did not have a material impact on its consolidated financial statements.

     In April 2009, the FASB issued ASC 825-10-65, Financial Instruments (formerly FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, ASC 825-10-65 requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Bankshares adopted ASC 825-10-65 effective for the quarter ended June 30, 2009, and the adoption did not have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued ASC 320-10-35, Debt and Equity Securities (formerly FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320-10-35 updates guidance on the presentation and disclosure of other-than-temporary impairments on debt and equity securities. ASC 320-10-35 did not change previous recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320-10-35 is effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. Bankshares adopted ASC 320-10-35 effective for the quarter ended June 30, 2009, and the adoption did not have a material impact on its consolidated financial statements.
     In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. Bankshares adopted SAB 111 effective April 13, 2009, and the adoption did not have a material impact on its consolidated financial statements.
     In May 2009, the FASB issued ASC 855-10-05, Subsequent Events (formerly SFAS No. 165, Subsequent Events). ASC 855-10-05 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. Bankshares adopted ASC 855-10-05 effective for the quarter ended June 30, 2009, and the adoption did not have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued ASC 860, Transfers and Servicing (formerly SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140). ASC 860 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective for interim and annual periods beginning after November 15, 2009. Bankshares does not expect the adoption of ASC 860 to have a material impact on its consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is not yet contained in the FASB ASC. SFAS No. 167 improves financial reporting by enterprises involved with variable interest entities. SFAS No. 167 is effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. Bankshares does not expect the adoption of SFAS No. 167 to have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued ASC 470-20, Debt (formerly EITF Issue No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing). ASC 470-20 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. ASC 470-20 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. Bankshares does not expect the adoption of ASC 470-20 to have a material impact on its consolidated financial statements.
     In June 2009, the SEC issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current GAAP. Bankshares does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. Bankshares does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.
     In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Bankshares does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.
     In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Bankshares does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

     In October 2009, the SEC issued Release No. 33-9072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers. Release No. 33-9072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.
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
     The ALM model results for August 31, 2009 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares is in a reasonably good position and would expect to see a negligible change in net interest income compared to the baseline projections. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 1.1%.
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

     The table below shows ALM model results as of August 31, 2009 under various interest rate shocks:

	August 31, 2009
Interest Rate Shocks	NII	EVE
-200 bp	(6.5)%	9.0%
-100 bp	(1.1)%	7.2%
+100 bp	(0.0)%	(9.1)%
+200 bp	(0.0)%	(18.0)%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $212.4 million, or 33.4% of total assets, at September 30, 2009. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long-term interest rate exposure. As an example, $144.2 million of the trading and investment securities at September 30, 2009 are classified as greater than one year due to the contractual maturity of the instruments. The past few years have had dysfunctional markets which have affected the ability of the market participants to sell certain instruments. The markets appear to be normalizing in certain categories. As a result, it is reasonable to consider a portion, or perhaps all, of the $144.2 million of trading and investment securities as the “within three months” category, which further suggests an asset sensitive position for Bankshares.

     The following table reflects our September 30, 2009 “static” interest rate gap position:

	September 30, 2009
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$27,920	$105,407	$133,327
Trading securities	—	—	—	10,893	10,893
Loans held for sale	589	—	—	—	589
Loans	78,949	39,220	155,222	77,832	351,223
Interest-bearing deposits	100	—	—	—	100
Federal funds sold	35,249	—	—	—	35,249

Total interest earning assets	114,887	39,220	183,142	194,132	531,381

Interest-bearing liabilities:
Interest-bearing demand deposits	61,604	—	—	—	61,604
Money market deposit accounts	22,736	—	—	—	22,736
Savings accounts & IRAs	4,573	—	—	—	4,573
Time deposits, at fair value	—	9,233	—	—	9,233
Time deposits	59,203	140,967	77,371	5,256	282,797

Total interest-bearing deposits	148,116	150,200	77,371	5,256	380,943

FHLB advances, at fair value	—	—	—	25,908	25,908
FHLB advances	25,000	—	—	—	25,000
Repurchase agreements (Repos)	32,691	—	—	—	32,691
Other borrowings	216	—	—	—	216
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	216,333	150,200	77,371	31,164	475,068

Period Gap	$(101,446)	$(110,980)	$105,771	$162,968	$56,313

Cumulative Gap	$(101,446)	$(212,426)	$(106,655)	$56,313	$56,313

Cumulative Gap / Total Assets	-15.96%	-33.41%	-16.78%	8.86%	8.86%

     During the next twelve months $209.4 million of time deposits are due to reprice or mature. The most recent repricing of the brokered deposit reflected an interest rate savings of several hundred basis points.
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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent and within policy guidelines in the base case of our modeling efforts as of September 30, 2009.
Item 4T. Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in our periodic reports.
     No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Bankshares held its Annual Meeting of Shareholders on July 15, 2009. Information on the matters voted upon and the votes cast with respect to each matter was previously reported in Part II, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and is incorporated herein by reference.

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
ALLIANCE BANKSHARES CORPORATION
(Registrant)

November 16, 2009 Date	/s/ Thomas A. Young, Jr. Thomas A. Young, Jr. President & Chief Executive Officer (principal executive officer)

November 16, 2009	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President &
Chief Financial Officer
(principal financial and accounting officer)