Form 10-K/A
period 2008-12-31
ALLIANCE BANKSHARES CORP
filed 2009-11-25
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

TABLE OF CONTENTS

Explanatory Note	1

PART II.

Item 9A. Controls and Procedures	1

PART IV.

Item 15. Exhibits and Financial Statement Schedules	2

SIGNATURES	4

i

Explanatory Note
     This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends Alliance Bankshares Corporation’s (“Bankshares”) Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2009 and subsequently amended on April 30, 2009 (collectively, the “Original Filing”). Bankshares is filing the Amendment solely for the purpose of amending and restating Item 9A of Part II to provide additional disclosure related to the nature of the material weakness noted in the Orginal Filing. No attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Amendment under Item 15 of Part IV hereof.
PART II.
Item 9A. Controls and Procedures
     Disclosure Controls and Procedures. Bankshares’ management evaluated, with the participation of its Chief Executive Officer and the Chief Financial Officer, the effectiveness of Bankshares’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Bankshares’ disclosure controls and procedures are effective as of December 31, 2008 to ensure that information required to be disclosed by Bankshares in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and regulations, and that such information is accumulated and communicated to Bankshares’ management, including Bankshares’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

     Management assessed the effectiveness of Bankshares’ internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. This assessment identified a material weakness in Bankshares’ internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Bankshares’ annual or interim financial statements will not be prevented or detected on a timely basis.
     Management identified a material weakness in Bankshares’ internal control over financial reporting as of December 31, 2008, relating to the calculation of deferred taxes presented in Note 13 of the Notes to Consolidated Financial Statements. Management’s initial version of the deferred tax calculation model did not fully incorporate several adjustments and requirements of the Internal Revenue Code of 1986, as amended, and SFAS No. 109. Specifically, the tax models did not properly account for income tax adjustments related to other real estate owned valuation allowances/expenses, goodwill/intangibles amortization and deferred taxes related to the SFAS No. 157 fair value adjustments and the net operating loss carryforward. During the audit of Bankshares’ consolidated financial statements for the year ended December 31, 2008, it was determined that the deferred tax calculation model required adjustment to incorporate these requirements. The errors in the deferred income tax calculation were the result of deficient tax calculation methodologies. As a result, it was determined that Bankshares’ internal controls over financial reporting related to income taxes were not adequately designed and, therefore, were not effective as of December 31, 2008. The tax calculation model was properly revised for the deferred taxes presented in Note 13. Management believes that the revisions to Bankshares’ deferred tax calculation model have fully remediated this material weakness.
     Because of the material weakness described in the preceding paragraph, management concluded that, as of December 31, 2008, Bankshares’ internal control over financial reporting was not effective based on the criteria set forth by the COSO in Internal Control — Integrated Framework.
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
ALLIANCE BANKSHARES CORPORATION
(Registrant)

November 25, 2009	/s/ Thomas A. Young, Jr.
Date	Thomas A. Young, Jr.
President & Chief Executive Officer (principal executive officer)

November 25, 2009	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer (principal financial and accounting officer)

4