Form 10-K
period 2009-12-31
ALLIANCE BANKSHARES CORP
filed 2010-05-28
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files). ☐ Yes       ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
The aggregate market value of Alliance Bankshares Corporation common stock held by non-affiliates as of June 30, 2009 was $10,511,570 based on the closing sale price of $2.40 per common share.
The number of shares of common stock outstanding as of May 17, 2010 was 5,106,819.

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
     The Bank is a state-chartered commercial bank that was incorporated in Virginia and opened for business on November 16, 1998 and has continuously offered banking products and services to surrounding communities since that date. The Bank has six full service banking facilities. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in the greater Washington, D.C. Metropolitan region. We use the internet, consistent with applicable regulatory guidelines, to augment our growth plans. We also use the internet to offer online account access, bill payment and commercial cash management. In addition, certain loan and deposit products may be offered from time to time on our website, as well as at our numerous physical locations. The Bank executes our business via three key business lines: Commercial Banking, Private Client Services and Retail Banking.
     Alliance Insurance Agency, Inc. (AIA) was formed on November 15, 2005 with the acquisition of Danaher Insurance Agency. AIA acquired two additional insurance agencies in 2006 and 2007. On December 29, 2009, the Bank sold the insurance agencies. The Board of Directors of the Bank determined that the sale of the agencies was appropriate in order to increase the Bank’s focus on core banking operations and improve our regulatory capital position.
     Alliance Home Funding, LLC (AHF) was created in 2001 to offer mortgage banking services. In December 2006, we announced that mortgage banking operations via AHF would no longer occur. The subsidiary remains open with very limited activity. The Bank previously offered mortgage banking products and services via a small team of bankers within the Bank. In late 2009, however, the Bank made a decision to stop offering secondary market mortgage products via the Alliance Bank Mortgage Division (ABMD) team, although on occasion the Bank will entertain specific client requests for mortgages. In 2010, we anticipate client mortgage banking needs to be handled within the Bank by appropriate lending personnel.
EMPLOYEES
     As of December 31, 2009, Bankshares and its subsidiaries had a total of 81 full-time employees. Bankshares considers relations with its employees to be good. None of our employees are covered by any collective bargaining agreements.

COMPETITION
     Bankshares’ commercial and retail banking business lines face significant competition for both loans and deposits. Competition for loans comes from other commercial banks, savings and loan associations and savings banks, mortgage banking subsidiaries of regional commercial banks, subsidiaries of national mortgage bankers and other institutional lenders. With the severe economic downturn experienced over the past few years, the competition to attract depositors has become more critical. We have made a strategic decision to distinguish ourselves from our competitors by obtaining deposits from title and mortgage loan closing companies. We also emphasize customer service and technology, establishing long-term customer relationships, building customer loyalty and providing products and services designed to address the specific needs of our customers. In addition, we have implemented a strategic initiative to find new deposit market niches. One such example is our entry into the community homeowners’ association management (HOA) arena.
     Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot foresee how federal regulation of financial institutions may change in the future. However, it is possible that current and future governmental regulatory and economic initiatives could impact the competitive landscape in the Bank’s markets.
LENDING ACTIVITIES
     Credit Risk Management. Our credit management vision is based on the belief that a sound shared credit culture within the Bank, the application of well-designed policies and procedures, and a long term view are the ingredients that will result in superior asset quality and consistent and acceptable growth. Our business model contains key assumptions that superior asset quality and consistent, acceptable profitability are significant drivers to maximizing shareholder value. We will not sacrifice asset quality to meet growth objectives, nor permit opportunities to lead to concentrations of risk that are inappropriate or contain excessive risk. The economic slowdown that has developed into a deep recession has had a negative impact on our short term performance, yet our core business values remain focused on asset quality. We employ a number of business processes to manage risk in our loan portfolio. These include the loan underwriting and approval process, our exposure management process, loan management and the independent loan review. While no set of processes or procedures can eliminate the possibility of loss, we believe that each of these processes contributes to the quality of our risk management activities.
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
     We utilize both a signature system and a committee system for approving loans. Relationship managers are given credit authority commensurate with their experience and demonstrated knowledge and ability. The maximum individual authority of any relationship manager is $250,000. Loans from $250,000 to $1.0 million require an approval or a second signature of the Director of Commercial Banking, Head of the Private Client Group Chief Credit Officer, or President.

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
     Exposure Management Process. We utilize a 10-point rating system for our commercial and real estate credit exposures. The vast majority of our loans fall into the middle range of risk ratings and carry what we consider to be ordinary and manageable business risk. A risk rating is assigned during the underwriting process and is confirmed through the approval process. This risk rating influences our decision about the overall acceptability of the loan given our overall portfolio risk and also may influence our decision regarding the sale of a participation in the loan. As part of the systematic evaluation of our loan portfolio when a loan risk rating increases to 7 or above it is considered for impairment analysis. As part of this process, our credit management team also prepares an analysis of all loans determined to be impaired. The watchlist, impaired loans, nonaccrual loans and Other Real Estate Owned (OREO) inventory is presented to our Directors at our monthly board meetings.
     Portfolio diversification and business strategy are key components of our process. On a monthly basis, our board reviews the total portfolio by lending type. Exposure ranges are established and reviewed as a percentage of risk-based capital for each lending type. Business strategies are considered and adjusted based on current portfolio amounts and our perceptions of the market. A number of factors are considered which result in strategies to expand, attract, maintain, shrink or disengage categories within our portfolio. At the present time, our business plans call for shrinking our exposure to certain construction categories and land loans. In addition, we evaluated the risk profile of certain of our residential real estate categories, in particular Home Equity or HELOC products, and determined more restrictive credit terms are appropriate.
     The recommended exposure ranges developed by us reflect our desire to build an appropriately diversified loan portfolio. We consider market opportunities, the overall risk in our existing loans, and our expectations for future economic conditions and how they together may impact our portfolio. We then establish guidelines for maximum amounts in each category of loan. The Federal Reserve Bank has suggested commercial real estate guidelines that are a function of regulatory capital. The guidelines are commonly referred to as the 100% / 300% guidelines. These guidelines encourage tight management and risk controls for real estate lending in excess of the suggested regulatory guidelines. Our current exposure ranges have been established with guidelines relating to commercial real estate lending in mind as well as our view of real estate related lending in the current economic environment.
     Participations are also a part of our risk exposure management process. We seek participants even for loans that we find acceptable and within our policy guidelines in order to spread the risk and maintain the capacity to handle future requests from the same borrower.
     Loan Management. Commercial and real estate loans require a high degree of attention to monitor changes in cash flows and collateral values. The primary responsibility for ensuring that loans are being handled in accordance with their terms and conditions rests with the relationship manager, supported by a credit analysis department and a loan operations group. We obtain and review regular financial reports from our borrowers to evaluate operating performance and identify early warning signs of increasing risk. Our culture encourages the early reporting of problems so that they can be addressed in a timely and manageable manner. Identification of increased risk results in an increased risk rating, more frequent management review and possible remediation to include more collateral or identification of alternate sources of repayment. When feasible, we also seek to increase the interest rates to reflect the higher risk and provide some incentive for borrowers to explore all alternative financing sources. Adversely rated credits are reviewed monthly with the Bank’s Board of Directors.
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
     In late 2007 and 2008, we undertook a variety of real estate lending studies. These studies focused on products and loan types that appear to have caused risk within our lending portfolio as well as certain loan types that we view as having higher degrees of risk in the current economic environment. The results of the studies have led to suspension of credit; restriction of credit; elimination of certain loan products such as brokered higher LTV HELOC loans; tighter lending standards and a change in our credit risk appetite for certain lending products. We execute these types of studies from time to time as we see micro or macro trends that we believe could adversely impact our loan portfolio. In 2009, we continued to study our portfolio in detail and adjust our products accordingly.
     Independent Loan Review. At least annually, we employ the services of an independent company to assess our lending operations. They evaluate our underwriting processes to ensure that we are performing an appropriate level of due diligence by selecting a sample of loans for review. Each loan that is chosen as part of the sample has the bank-assigned risk rating evaluated. The quality of individual loans is evaluated to ensure that we have fairly described the risks inherent in the specific transaction. They are directed to evaluate whether we are administering loans in accordance with our policies and procedures. An evaluation is performed on our remediation plan used to identify problem loans. They evaluate the adequacy of specific reserve allocations on impaired credits and the appropriateness of the process and documentation of our overall allowance for loan losses.
     We report the results of the independent loan review activities to the Loan Committee of the Board of Directors and to the Bank’s Board of Directors. We consider any process improvement recommendations from the independent loan review team and address each recommendation with a suggested action plan. We are not aware of any material differences in the evaluation of individual loans between management, the Bank’s Board of Directors and the independent company regarding specific loans, loan policies or credit administration.
     Lending Limit. At December 31, 2009, our legal lending limit for loans to one borrower was $6.4 million. As part of our risk management strategy, we maintain internal “house” limits below our legal lending limit. Our current house limit is 80% of our legal lending limit. However, to minimize client concentration risk, we prefer extending credit in the $2.0 million to $3.0 million dollar range. When we receive customer requests in excess of our house or legal lending limit, we evaluate the credit risk under our normal guidelines. Approved transactions exceeding our lending limit are sold as participations and funded by other banks. This practice allows us to serve our clients’ business needs as they arise and reduces our risk exposure and operate within the regulatory requirements.
COMMERCIAL BANKING
     We categorize our loans into five general classifications: Commercial Real Estate, Real Estate Construction, Residential Real Estate, Commercial Business and Consumer.
     Loan Portfolio. As part of our normal business activities, we are engaged in making loans to a broad range of customers, including small businesses and middle market companies, professionals, home builders, commercial real estate developers, consumers and others in our market area. We generally define our market area as Northern Virginia and the surrounding jurisdictions in the Washington, D.C. metropolitan area (including areas as far south as Fredericksburg, Virginia). The loan portfolio decreased 2% during the year due to management’s strategic decision to reduce some areas of our portfolio in accordance with the market’s behavior. Our loan portfolio balance at December 31, 2009 was $359.4 million compared to $367.4 at December 31, 2008.
     Commercial Real Estate Lending. As of December 31, 2009, commercial real estate loans were $153.3 million or 42.7% of the loan portfolio, compared to $154.9 million or 42.2% of the portfolio as of December 31, 2008. The decreased loan volumes reflect the effect of the current economic condition and the lack of customer demand to participate in the commercial real estate market in the greater Washington, D.C. metropolitan area as well as further reductions due to the normal portfolio amortization. These loans are typically secured by first trusts on office, retail space, warehouse, commercial condominiums or industrial space. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) and loans for income producing properties held by investors.
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
     Commercial real estate loans made on income producing properties are made on generally the same terms and conditions as owner-occupied loans. Underwriting guidelines generally require borrowers to contribute cash equity that results in an 80% or less loan-to-value ratio on owner-occupied properties and a 75% or less loan-to-value ratio on investment properties. Exceptions to these guidelines are infrequent and are justified based on other credit factors.
     Loans in this category (owner occupied and investment properties) are generally amortizing over 15-25 year periods and carry adjustable rates which reset every 1 to 5 years, indexed against like-maturity treasury instruments.
     Real Estate Construction Lending. The real estate construction category of our loan portfolio generally falls into three primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual commercial or residential condo units, residential construction loans to builders for single family homes and townhouses for resale, and construction loans to individuals for their own primary residences or second homes. In the aggregate, this category totaled $50.1 million or 14.0% of our portfolio as of December 31, 2009, compared to $71.8 million or 19.5% of the portfolio as of December 31, 2008. The decrease is due to management’s strategic decision to reduce lending in this area due to market conditions associated with the real estate market as well as normal construction loan maturities.
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
     Residential construction loans and land loans to builders were down substantially year over year, as projects were completed and sold. There has been limited demand for new projects as builders have been reluctant to create new units in this environment. In addition, our underwriting standards now require more equity and greater liquidity in new projects. Residential home builders who are delivering 1 to 10 single family units per year have been one of our primary customer segments. We advance money for the purchase of lots and also provide funds for construction. When practical, we limit the number of speculative units that a builder can finance at any particular time. Our construction loan monitoring process includes a complete appraisal, periodic site inspections by a third party, regular interaction by the relationship managers and administrative oversight of the funds utilized in construction to ensure that construction is progressing as planned and that there are always sufficient funds available in the loan to complete the project. In addition to evaluating the financial capacity of the borrower, we also require equity in each transaction that puts us in a range of 70-75% loan-to-value on an “as completed” basis. We implemented this change to our previous lending guidelines in 2007 to reflect the current market conditions and manage our portfolio risk. Substantially all the loans in this category carry a floating rate of interest tied to the Wall Street Journal (WSJ) prime rate.
     The overall health of the local real estate market has a direct impact on our real estate construction loan portfolio. The substantial slowdown the real estate market experienced in 2008 continued through 2009 and has caused developers to review projects carefully. Many projects have been delayed or cancelled in the face of current market conditions. The larger volume of residential real estate on the market has made for stiffer pricing competition for developers. In general, we expect continued contraction in this category over the coming year as the market continues to adjust to a new reality on valuation and as inventories continue to adjust, combined with a deliberate effort on our part to reduce our land exposure.
     Residential Real Estate Lending. The residential real estate portfolio was $110.4 million or 30.7% of the portfolio as of December 31, 2009, up from $92.8 million or 25.3% of the portfolio as of December 31, 2008. The $110.4 million in this category consists of four distinct product offerings: open end home equity loans, which are loans secured by secondary financing on residential real estate (HELOCs); closed end amortizing second mortgages; portfolio first mortgage loans on primary or secondary residences; and first mortgage loans secured by single family residences, held as income properties by investors.
     The Bank has been an active HELOC lender since its inception. This historically attractive portfolio has experienced some challenges during 2008 and 2009 as a result of a combination of factors: loss of value in the property securing the loans, a lack of marketability of residential properties, and the impact of loss of income/employment of individuals in our market. We have adjusted and tightened our underwriting standards on new credits to limit loan-to-value ratios to 75% or less and to require higher credit scores and more appropriate debt service to income ratios. Substantially all of these loans are priced at or above the WSJ prime rate and float on a daily basis. It should be noted that recent originations often carry interest rate floors. While our loans generally have a revolving period of 15 years followed by a 15 year amortization (30 years total), our experience is that, similar to first mortgages, the actual expected maturity of an individual loan is much shorter. The average principal balance on a HELOC as of December 31, 2009 was approximately $91 thousand, down from $93 thousand as of December 31, 2008.
     The HELOC portfolio was a source of losses over the past few years. We had a number of customers whose personal incomes were directly impacted by the significant downturn in the economy and residential real estate market. We cannot predict when this cycle will change. However, we believe our active management risk analysis and early intervention will minimize our future losses. To compensate for the unusual economic conditions management has employed a strategy to identify customers based on our risk assessment that would warrant a short sale and in some cases foreclosure proceedings.
     We continue to experience demand for closed end amortizing second mortgages. We believe this type of product has a lower degree of risk compared to a traditional HELOC. These loans typically carry 15 to 30 year amortizations and fixed rates. We believe our underwriting standards are conservative and reflect the realities of the current real estate market.
     Residential first mortgage loans carried on the Bank’s books result from two distinct activities. We have a group of customers who are active in the acquisition and remodeling of existing single family residential property. These loans, secured by first deeds of trust, are generally made under annually reviewed lines of credit which outline the terms and conditions of each individual advance. Each advance generally has a maturity of less than 1 year and carries a floating rate of interest tied to the WSJ prime rate. Advance rates are based on the lower of cost or “as is” market value and are generally limited to 80% or less. Our customers buy these properties in the ordinary course of their business either directly from sellers or as part of a foreclosure process. They then invest their own money to restore the property to a fully marketable condition. These loans in many respects are similar to regular residential construction loans. This portfolio grew $13.9 million or 71% in 2009.
     The other group in this category is first trust loans secured by first trusts on primary residences. While we do not actively market this product, there are times when business circumstances justify making such a loan for our regular portfolio. These situations include loans to individuals who for one reason or another do not find mortgage products in the market to fit their needs and who maintain substantial non-lending relationships with us that make these loans attractive to us. The maximum loan-to-value ratio in these loans is generally 80%, with most at lower advance rates. These loans either have an expected maturity of 5 years or less or carry interest rates that adjust with Treasury rates or look more like a 30-year traditional mortgage loan. This portfolio also grew approximately $778 thousand from year end 2009 over 2008 balances.
     Traditional Mortgage Banking. In December 2006, we made the strategic decision to exit our stand alone mortgage banking operation (AHF). In hindsight, the timing of our change in strategy occurred just before the historically severe downturn in the mortgage banking industry. In 2009 and 2008, we offered mortgage banking products through a small team of Bank employees that formed the Alliance Bank Mortgage Division (ABMD), which was radically smaller than our former mortgage banking unit AHF.
     ABMD originated loans for Bank clients and through referrals. In 2009, we originated $14.3 million in mortgage loans compared to $14.1 million in mortgage loans in 2008. Gains on the sale of loans were $125 thousand in 2009, compared to $152 thousand in 2008. In late 2009, we made a decision to exit the mortgage banking arena, although on occasion the Bank will entertain specific client requests for mortgages. We believe this business line requires a certain level of scale, client relationship and correspondent mortgage banking arrangements. We felt the business distractions and low levels of production income were not consistent with our objectives of refocusing the core banking unit. We have redeployed the ABMD staff personnel into other core banking activities. In the future, we would consider alternative mortgage banking models if the allocation of resources is consistent with reasonable return objectives.
     Commercial Business Lending. Our commercial business lending category consists of general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. These loans are written for any sound business purpose including the financing of business equipment, meeting general working capital needs, or supporting business expansion. Commercial loans generally are secured by business assets, carry the personal guarantees of the principals and have either floating rates tied to the WSJ prime rate or are fixed for 3 to 7 year periods. Our customers come from a wide variety of businesses, including government contractors, professional services, building trades and retail. Commercial business loans represented 11.3% of the loan portfolio or $40.6 million at December 31, 2009, a decrease from $44.4 million at December 31, 2008, which was 12.1% of the portfolio. The major factor in the decline is the unprecedented economic recession that continues to impact the local economy. We experienced lower borrowings by commercial customers who were also affected by the economic conditions leading to a general contraction in their needs for credit. In the long-term, we expect growth in this loan product category as the economy improves.

     Consumer Lending. This category constitutes the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of December 31, 2009 was $4.9 million compared to $3.5 million as of December 31, 2008.
PRIVATE CLIENT SERVICES
Deposit and Wealth Management Services
     Deposits and repurchase agreements are the key sources of our funding. We offer a broad array of deposit products that include demand, NOW, money market, savings accounts and certificates of deposit. In addition to deposit products, we offer customer repurchase agreements (repos). We typically see repos used by commercial business customers as part of active cash management programs. We pay competitive interest rates on the interest bearing deposits to garner our share of the market. As a relationship-oriented bank, we seek generally to obtain deposit relationships with our loan clients.
     Our strategic plan is to continue our focus on specialized customer services executed via the Private Client Services team. This line of business serves high net worth individuals, entrepreneurs, professionals and small business owners that includes title and mortgage loan closing companies, which represent a substantial percentage of our non-interest bearing deposits. Through the use of proprietary software, enhanced customer service, and the most recent technology (for example, remote deposit capture), we are able to deliver an array of services that are very attractive and affordable for title insurance agencies, many of which maintain significant account balances with us. Our business strategy includes expanding the number of customers in this market segment by continuing to provide the highest quality of customer service and the latest technology devoted to this industry. Leveraging our strategic approach to client deposit services we have been developing products for the HOA business line. We believe this market is very promising and viable.
     In addition to the core deposit products offered by the Private Client Services team, we also offer investment and wealth management products to our clients. We view the ability to offer these complementary products as a key ingredient to rounding out the client advisory role. We have an arrangement with Linsco Private Ledger to offer the wealth management services.
WHOLESALE FUNDING
     As our overall asset liability management process dictates, we may become more or less competitive in our deposit terms and interest rate structure. Additionally, we use brokered deposits to augment the Bank’s funding position. The wholesale nature of brokered deposits makes gathering specific quantities or duration of deposits an efficient process. As the real estate economy declined, we used wholesale or brokered deposits more frequently. We are a member of the Federal Home Loan Bank of Atlanta (FHLB) and we utilize the short-term and long-term advances to augment our funding as well.

RETAIL BANKING
     We offer traditional retail loan and deposit products for our clients via our six bank business center locations: Fair Lakes, Annandale, the city of Manassas Park, Reston, Ballston and Tyson’s Corner. The locations have the characteristics of a traditional retail branch, (e.g. tellers, ATM, customer service representative and a branch manager), and we view the retail operation as a tool to execute our core commercial and private client business strategies. In addition, we equip our banking facilities with tools and offices to offer commercial banking products, and wealth management products. We recognize the cost to develop and implement a large retail presence; therefore, our business strategy calls for a limited number of strategically placed business centers in the greater Washington, D.C. metropolitan area.
FDIC Insurance of Deposit Accounts
     The deposits of Alliance Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to the limits set forth under applicable law. Pursuant to the Emergency Economic Stabilization Act of 2008 (EESA), through December 31, 2013 the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 and, with respect to the non-interest-bearing transaction accounts, increased to an unlimited amount of coverage under the FDIC Transaction Account Guarantee Program.
INSURANCE
     AIA was formed on November 15, 2005 with the acquisition of Danaher Insurance Agency. AIA acquired two wholly owned subsidiaries subsequent to its formation: on December 14, 2006, Alliance/Battlefield Insurance Agency, LLC (Battlefield), and on April 5, 2007, the Fredericksburg Insurance Group (FIG). On December 29, 2009, the Bank entered into and closed on a Stock Purchase Agreement to sell AIA. The Board of Directors of Bankshares and the Bank determined that the sale of AIA would enhance Bankshares’ regulatory capital in a difficult economy without diluting common shareholders. We anticipate the net financial effect including the impact of intangible amortization will likely have a positive effect on Bankshares’ future financial results.
     For the year ended December 31, 2008, commission revenues were $3.1 million. At December 31, 2008, we had $3.6 million in goodwill and $2.3 million in intangible assets related to the insurance agency acquisitions.

SUPERVISION AND REGULATION
General
     Both Bankshares and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.
Regulation of Bankshares
     Bankshares must file annual, quarterly and other reports with the Securities and Exchange Commission (SEC). Bankshares is directly affected by the corporate responsibility and accounting reform legislation signed into law on July 30, 2002, known as the Sarbanes-Oxley Act of 2002 (the SOX Act), and the related rules and regulations. The SOX Act includes provisions that, among other things, require that periodic reports containing financial statements that are filed with the SEC be accompanied by chief executive officer and chief financial officer certifications as to the accuracy and compliance with law; additional disclosure requirements and corporate governance and other related rules. Although we are not required to receive an opinion of our external accountants regarding our internal control over financial reporting under section 404 of the SOX Act because of our status as a smaller reporting company, our management’s report on internal control over financial reporting is contained in Item 9A herein. Bankshares has expended considerable time and money in complying with the SOX Act and expects to continue to incur additional expenses in the future.
Bank Holding Company Act
     As a bank holding company, Bankshares is subject to regulation under the Bank Holding Company Act of 1956, as amended (the BHCA), and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. As a state-chartered commercial bank, the Bank and its subsidiaries are also subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions and regulation, supervision and examination by the Federal Reserve.
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
Capital Requirements
     The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, Bankshares and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4%. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. At December 31, 2009, the total capital to risk-weighted asset ratio of Bankshares was 11.6% and the ratio of the Bank was 11.5%. At December 31, 2009, the Tier 1 capital to risk-weighted asset ratio was 10.4% for Bankshares and 10.2% for the Bank.

     In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4% for banks and bank holding companies. At December 31, 2009, the Tier l leverage ratio was 7.1% for Bankshares and 7.0% for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
Prompt Corrective Action
     The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” under the risk-based and leverage capital guidelines discussed above. These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2009, Bankshares was considered “well capitalized.”
Payment of Dividends
     As a bank holding company, Bankshares is a separate legal entity from the Bank and AHF. Virtually all of our income results from dividends paid to us by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends that it can pay. The amount of dividends that may be paid by the Bank depends upon the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies. As a bank that is a member of the Federal Reserve System, the Bank must obtain prior written approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years. In addition, the Bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance of its allowance for loan losses account to its undivided profits then on hand. It may, however, net the sum of its bad debts as so defined against the balance of its allowance for loan losses account and deduct from undivided profits only bad debts so defined in excess of that account. In addition, the Federal Reserve is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe and unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe and unsound banking practice. The Federal Reserve has indicated that banking organizations generally pay dividends only out of current operating earnings.
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
Insurance of Accounts, Assessments and Regulation by the FDIC
     The Bank’s deposit accounts have been insured by the FDIC up to a maximum of $100,000 per insured depositor ($250,000 for certain retirement accounts). On October 3, 2008, the FDIC temporarily increased deposit insurance from $100,000 per depositor to $250,000. This increase is effective until December 31, 2013. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLG Program) to strengthen confidence and encourage liquidity in the banking system. This program consists of two components: a temporary guarantee of newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). The Bank is participating in the Transaction Account Guarantee Program, but opted not to participate in the Debt Guarantee Program.
     In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. The FDIC also proposed to introduce three adjustments that could be made to an institution’s initial base assessment rate, as well as a uniform 7 basis point increase in rates for the first quarter of 2009. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008, resulting in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. A final rule related to the rest of the proposal became effective on April 1, 2009, applying to assessments for the second quarter of 2009 and thereafter. The new rule provides for initial base assessment rates for Risk Category 1 institutions of 12 to 16 basis points, subject to various potential base-rate adjustments.
     Under the deposit insurance reform legislation which became effective in February 2006, deposit insurance coverage will be increased for inflation every five years beginning in 2011. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. Any insured bank which is not operated in accordance with, or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer or employees of such bank engaging in unsafe and unsound practices including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

     In February 2006, the Federal Deposit Insurance Reform Act of 2005 (Deposit Reform Act) was enacted. The Deposit Reform Act, among other things, consolidates the Bank Insurance Funds and Savings Association Insurance into the DIF, establishes a range for reserves levels for the DIF of 1.15% to 1.50% and creates a mechanism for raising the ceiling on deposit insurance coverage to reflect future inflation.
     On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s Customer Deposits minus Tier 1 capital as of June 30, 2009. The assessment was part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system. Bankshares was assessed $299 thousand all of which was expensed in 2009.
     On November 17, 2009, the FDIC adopted a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, at the same time that institutions paid their regular deposit insurance assessments for the third quarter of 2009. The FDIC is to maintain assessment rates at their current levels through the end of 2010 and assessment rates will be increased by an annualized 3 basis points effective January 1, 2011.
     Under generally accepted accounting principles, prepaid assessments would not immediately affect a bank’s earnings. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for the quarterly deposit insurance assessment as currently done. The institutions would record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. The FDIC would also have the authority to exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would significantly impair the institution’s liquidity or would otherwise create significant hardship.
     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Federal Reserve. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.
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
     The Bank has received a satisfactory CRA rating from the Federal Reserve Bank of Richmond. An institution classified in this group has a satisfactory record of ascertaining and helping to meet the credit needs of its entire delineated community, including low- and moderate-income neighborhoods, in a manner consistent with its resources and capabilities.
Loans to Insiders
     The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholder of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, an executive officer or to a principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit. Loans in the aggregate to insiders of the related interest as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and with underwriting standards that are substantially the same as those offered in comparable transactions to other persons. Further, section 402 of the Sarbanes-Oxley Act of 2002, with certain exceptions, prohibit loans to directors and executive officers.

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

Mortgage Banking Regulation. In addition to certain of the Bank’s regulations, ABMD is subject to the rules and regulations of, and examination by the Department of Housing and Urban Development (HUD), Federal Housing Administration, the Department of Veterans Affairs and state regulatory authorities with respect to originating, processing and selling mortgage loans. Those rules and regulations, among other things, establish standards for loan origination, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features and fix maximum interest rates and fees. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, and Home Ownership Equity Protection Act, and the regulations promulgated under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.
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
Future Regulatory Uncertainty
     Legislative Initiatives. In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. A number of government initiatives designed to respond to the current conditions have been introduced recently and proposals for legislation that could substantially intensify the regulation of financial institutions are expected to be introduced in congress and state legislatures. Such initiatives may change banking statute and the operating environment for us and the Bank in substantial and unpredictable ways. We cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of our operations or the operations of the Bank. A change in statute, regulations or regulatory policies applicable to us or the Bank could have a material effect on the financial condition, results of operations or business of our company and the Bank.
     In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect us included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to expand the current eligibility requirements for financial holding companies so that the financial holding companies must be “well capitalized” and “well managed” on a consolidated basis; (iii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; and (iv) to further limit the ability of banks to engage transactions with affiliates.
     Separate comprehensive financial reform bills intended to address the proposal set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. We cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which we may be affected thereby.
     On October 22, 2009, the FRB issued a comprehensive proposal on incentive compensation policies (the Incentive Compensation Proposal) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.
     The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
     The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.
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
     If we need additional capital in the future to continue our growth and maintain our targeted regulatory capital levels, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock. Our business strategy calls for continued growth while maintaining an adequate capital buffer supporting our “well capitalized” status. We anticipate that we will be able to support this growth through the generation of additional deposits via our Private Client Services team and our specific industry niches. However, we may need to raise additional capital in the future to support our continued growth and to maintain desired capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts needed or on terms satisfactory to us.
     We may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect our earnings. Market conditions have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserve to insured deposits. As a result, depository institutions participating in the insurance fund may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. It is possible that the FDIC may impose additional special assessments in the future as part of its restoration plan.
     Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows. Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital, possible acquisitions and other general corporate purposes. An inability to raise funds through deposits, borrowing, and securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity. We do not anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We therefore rely on deposits obtained through intermediaries, FHLB advances, securities sold under agreements to repurchase and other wholesale funding sources to obtain the funds necessary to implement our growth strategy.
     Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, result of operations and cash flows.
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
     If the value of real estate in our market areas was to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability. As of December 31, 2009, a significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or single family homes. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, which we have seen and continue to experience, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market in Virginia and our market area maintain its downward turn. A continued weakening of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values decline further, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.
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
     Difficult market conditions have adversely affected our industry. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.
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
     Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance, and capital. We maintain an investment portfolio that includes, but is not limited to, government sponsored entity securities, mortgage-backed securities and municipal securities. The market value may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate, and a lack of liquidity for resales of certain investment securities. We periodically, but not less than quarterly, evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion on the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.
     Our adoption of Fair Value Option (FVO) accounting may not achieve desired results. In 2007, we adopted the provisions of ASC 820-10 and account for certain assets and liabilities on a fair value basis. Our objective in adopting the accounting standard was to provide the reader of the financial statements a more realistic view of our balance sheet and the market values of investments and wholesale liabilities. If our matching of assets and liabilities is not precisely achieved for business or economic reasons more income statement volatility may occur.
     Unexpected losses in future reporting periods may require us to establish a valuation allowance against our deferred tax assets. We evaluate our deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the “more likely than not” criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under applicable tax laws. Such a charge could have a material adverse effect on our results of operations, financial condition, and capital position.
          Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance. The majority of our assets and liabilities are monetary in nature and subject us to significant risk from changes in interest rates. Fluctuations in interest rates are not predictable or controllable. Like most financial institutions, changes in interest rates can impact our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and investment securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings, as well as the valuation of our assets and liabilities. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign markets.
     An increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan and mortgage-backed securities portfolios, and our overall results. Although our asset liability management strategy is designed to control our risk from changes in market interest rates, it may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition.
     Our future success is dependent on our ability to compete effectively in the highly competitive banking industry. The Northern Virginia and the greater Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is therefore a highly competitive banking and financial services market. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment. We compete for loans, deposits, and investment dollars with numerous large, regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, and private lenders. Many competitors offer products and services we do not offer and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered banks, national banks and federal savings institutions. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.
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

Item 2. Properties
     We typically lease our branch and office locations. Our business model seeks to minimize the level of investment in buildings and facilities; thus we have not purchased any branch, production office or business office locations. In securing space, we are generally responsible for build out costs, furniture and fixtures, computers, telephones and bank-specific equipment such as vaults, alarms and ATMs.
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
     The following table highlights our facilities:

Current Base Lease
Address	Type of Facility	Expiration(1)
14200 Park Meadow Drive Chantilly, Virginia	Corporate Headquarters	July 2016

12735 Shoppes Lane Fairfax, Virginia	Main banking office, Full service branch, ATM	August 2013

11730 Plaza America Drive Reston, Virginia	Full service branch, ATM	August 2012

4501 North Fairfax Drive Arlington, Virginia	Full service branch, ATM	June 2013

8221 Old Courthouse Road Vienna, Virginia	Full service branch, ATM	October 2013

7023 Little River Turnpike Annandale, Virginia	Full service branch, ATM	April 2018

9113 Manassas Drive Manassas Park, Virginia	Relocation of 9150 Branch site Full service branch, ATM	April 2019

520 William Street Fredericksburg, Virginia	Loan production office Subleasing activities underway	December 2011

2525 Cowan Boulevard Fredericksburg, Virginia	Full service branch, ATM Subleasing activities underway	October 2018

Cosner’s Corner Fredericksburg, Virginia	Full service branch, ATM Subleasing activities underway	January 2019

(1)	Office leases have one or more renewal options that may be exercised at our discretion subject to terms and conditions outlined in each specific lease. Note 17 of the Notes to Consolidated Financial Statements details the future minimum rental commitments.
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
Item 3. Legal Proceedings
      From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, as of December 31, 2009, final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.
Item 4. (Removed and Reserved)

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed for quotation on the NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) on the NASDAQ Stock Market System under the symbol ABVA. As of April 9, 2010, we had 5,106,819 shares of common stock issued and outstanding, held by approximately 340 shareholders of record and the closing price of our common stock was $2.54.
     The high and low sales prices per share for our common stock for each quarter for the two years ended December 31, 2009, as reported by the NASDAQ Stock Market, are shown in the table below. During these periods, we did not issue any cash dividends.

	2009		2008
Quarter	High	Low	High	Low
First	$2.90	$1.05	$7.09	$4.95
Second	3.59	1.90	5.92	3.25
Third	2.99	2.20	4.16	2.32
Fourth	3.94	2.06	3.97	1.02
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
Issuer Purchases of Equity Securities
     No repurchases of equity securities occurred in 2009 or 2008.

Item 6. Selected Financial Data

	Selected Financial Information
	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$28,541	$29,077	$38,352	$39,575	$28,929
Interest expense	12,609	16,721	20,880	18,522	10,501

Net interest income	15,932	12,356	17,472	21,053	18,428
Provision for loan losses	2,995	4,724	5,824	1,020	1,142
Non-interest income	2,243	(1,818)	(1,089)	4,409	3,514
Non-interest expense	20,870	20,359	16,130	18,362	15,048
Income taxes (benefit)	(1,965)	(5,084)	(2,028)	1,967	1,694

Net income (loss) from continued operations	$(3,725)	$(9,461)	$(3,543)	$4,113	$4,058

Net Income (loss) from discontinued operations	$(671)	$441	$699	$366	$—
Per Share Data and Shares Outstanding Data: (1)
Basic net income (loss)	$(0.86)	$(1.77)	$(0.53)	$0.81	$0.74
Fully diluted net income (loss)	(0.86)	(1.77)	(0.53)	0.76	0.69
Net (loss) from continuing operations per common shares, basic	$(0.73)	$(1.85)	$(0.69)	$0.74	$0.74
Net (loss) from continuing operations per common shares, diluted	(0.73)	(1.85)	(0.69)	0.69	0.69
Cash dividends declared	—	—	—	—	—
Book value at period end	6.49	7.28	8.96	9.84	8.79
Tangible book value at period end	6.49	6.12	7.71	8.87	8.21
Shares outstanding, period end	5,106,819	5,106,819	5,106,819	5,551,477	5,532,708
Average shares outstanding, basic	5,106,819	5,106,819	5,356,187	5,536,771	5,518,743
Average shares outstanding, diluted	5,106,819	5,106,819	5,356,187	5,922,475	5,866,785
Balance Sheet Data:
Total assets	$576,335	$572,849	$541,262	$644,371	$611,485
Total loans, net of unearned discount	359,380	367,371	398,224	378,676	304,228
Allowance for loan loss	5,619	5,751	6,411	4,377	3,422
Total investment securities	145,031	67,998	20,338	200,819	228,791
Total trading securities	7,460	82,584	84,950	—	—
Other real estate owned	7,875	11,749	4,277	—	—
Total nonperforming assets	13,495	16,644	24,287	819	1,830
Total deposits	431,908	428,724	365,264	471,333	461,178
Stockholders’ equity	33,134	37,167	45,733	54,637	48,611
Performance Ratios:
Return on average assets	NM	NM	NM	0.72%	0.71%
Return on average equity	NM	NM	NM	8.75%	8.59%
Net interest margin (2)	2.89%	2.52%	3.22%	3.64%	3.51%
Asset Quality Ratios: (3)
Allowance to period-end loans	1.56%	1.57%	1.61%	1.16%	1.12%
Allowance to non-performing assets	0.42X	0.34X	0.26X	5.34X	1.87X
Non-performing assets to total assets	2.34%	2.91%	4.48%	0.13%	0.30%
Net charge-offs to average loans	0.87%	1.43%	0.95%	0.02%	0.01%
Capital Ratios:
Tier 1 risk-based capital	10.4%	9.6%	11.7%	14.0%	16.1%
Total risk-based capital	11.6%	10.9%	12.9%	15.0%	17.0%
Leverage capital ratio	7.1%	7.6%	9.0%	9.7%	10.0%
Total equity to total assets	5.8%	6.5%	8.5%	8.5%	7.9%

(1)	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a stock dividend distributed on June 30, 2006.

(2)	Net interest income divided by total average earning assets.

(3)	Non-performing assets consist of nonaccrual loans, restructured loans and foreclosed properties.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist in understanding and evaluating the financial condition and results of operations of Alliance Bankshares Corporation (Bankshares), Alliance Bank Corporation (Bank), Alliance Bank Mortgage Division (ABMD) and Alliance Home Funding (AHF), on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.
FORWARD-LOOKING STATEMENTS
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “ anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Changes in the strength of the national economy in general and the local economies in our market areas adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	Changes in the availability of funds resulting in increased costs or reduced liquidity;

•	Changes in accounting policies, rules and practices;

•	Increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	Changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;

•	Our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;

•	The timing of and value realized upon the sale of Other Real Estate Owned (OREO) property;

•	Changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	Fiscal and governmental policies of the United States federal government;

•	Changes in the Temporary Liquidity Guarantee Program;

•	Continued increases in FDIC insurance premiums and special assessments;

•	Loss of key production or managerial personnel;

•	Changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	Timing and implementation of certain balance sheet strategies;

•	Impairment concerns and risks related to our investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Changes in tax laws and regulations;

•	Our ability to recognize future tax benefits;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards; and

•	Other factors described from time to time in our SEC filings.
     In addition, a continuation of the turbulence in significant portions of the global financial markets, particularly if it worsens, could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets over the past two years have resulted in significant write-downs of asset values by financial institutions in the United States, and have affected our levels of nonperforming assets and OREO. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that actions taken by the federal government will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the regulatory and competitive landscape.
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

2009 Performance Highlights
•	Assets were $576.3 million at December 31, 2009, an increase of $3.5 million from December 31, 2008.

•	Total loans were $359.4 million at December 31, 2009, a decrease of $8.0 million, or 2.2% from the December 31, 2008 level of $367.4 million.

•	Trading securities amounted to $7.5 million at December 31, 2009 compared to $82.6 million as of December 31, 2008. Our investment portfolio was $151.3 million at December 31, 2009. This compares to $73.3 million of investments as of December 31, 2008.

•	OREO amounted to $7.9 million as of December 31, 2009, compared to $11.7 million as of December 31, 2008. We sold $5.9 million in residential OREO properties during the year.

•	The net loss was $4.4 million at December 31, 2009, compared to net loss of $9.0 million in 2008. The 2009 results include a provision for loan losses of $3.0 million and OREO expenses of $2.4 million.

•	Deposits were $431.9 million at December 31, 2009, an increase of $3.2 million from December 31, 2008.

•	Demand deposits were $92.8 million at December 31, 2009, or 21.5% of the total deposit portfolio. This compares to the December 31, 2008 level of $75.4 million or 17.6% of the total deposit portfolio.

•	Our ratio of nonperforming assets to total assets was 2.34% of total assets as of December 31, 2009 compared to 2.91% as of December 31, 2008, or a decrease of 57 basis points. The actual level of nonperforming assets decreased year over year by $3.1 million.

•	As of December 31, 2009, the composition of nonperforming assets was $1.2 million of impaired loans, $4.4 million of nonaccrual loans and $7.9 million of OREO.

•	On December 29, 2009, we sold AIA. We had a loss on the sale of $1.3 million. The discounted segment had a net loss of $671,000 after the related tax benefits.
Executive Overview
Balance Sheet
     December 31, 2009 compared to December 31, 2008. Total assets were $576.3 million as of December 31, 2009, an increase of $3.5 million over the December 31, 2008 level of $572.8 million. As of year end 2009, total loans were $359.4 million, loans held for sale were $2.0 million, trading securities were $7.5 million and investments were $151.3 million. The remaining balance of the earning assets was overnight federal funds sold of $3.0 million. These earning assets amounted to $523.1 million or 90.8% of total assets at year end 2009, as compared to $528.7 million or 92.3% of total assets as of year end 2008.
     The allowance for loan losses was $5.6 million or 1.56% of loans outstanding as of December 31, 2009. This compares to $5.8 million or 1.57% of loans outstanding as of December 31, 2008. (The ratios exclude loans held for sale.) Non-performing assets totaled $13.5 million as of December 31, 2009, compared to non-performing assets of $16.6 million as of December 31, 2008. Impaired loans and nonaccruals amounted to $5.6 million as of December 31, 2009; in addition the specific allocation of the allowance for loan losses related to these loans was $1.5 million as of December 31, 2009. Impaired and nonaccrual loans as of December 31, 2008 were $4.9 million; we provided a specific allocation of $1.1 million of the allowance for loan losses on these loans.

     Total deposits amounted to $431.9 million as of December 31, 2009, an increase of $3.2 million from the December 31, 2008 level of $428.7 million. Total demand deposits were $92.8 million as of December 31, 2009 compared to $75.4 million as of year end 2008. Demand deposits represent 21.5% of total deposits as of December 31, 2009, compared to 17.6% as of December 31, 2008.
     We use customer repurchase agreements (repos) and wholesale funding from the Federal Home Loan Bank of Atlanta (FHLB) to support the asset growth of the organization. As of December 31, 2009, there were $37.7 million of customer repos outstanding or $12.4 million more than were outstanding at the end of 2008. As of December 31, 2009, the organization had $50.8 million in FHLB long term advances outstanding, compared to $51.4 million as of December 31, 2008. The longer term FHLB advances are used as part of our overall balance sheet management strategy.
     In June 2003, we issued $10.0 million in Trust Preferred Securities through a statutory business trust. As of December 31, 2009 and December 31, 2008, the full $10.0 million was considered Tier 1 regulatory capital.
     Total stockholders’ equity was $33.1 million as of December 31, 2009 and $37.2 million as of December 31, 2008. The change from the 2008 level is primarily related to the net loss of $4.4 million. Book value per share decreased to $6.49 as of December 31, 2009 from $7.28 as of December 31, 2008. Tangible book value per share increased to $6.49 as of December 31, 2009 from $6.12 as of December 31, 2008.
     On December 29, 2009, the Bank sold AIA. As of September 30, 2009, the Bank had goodwill of $3.6 million and intangibles of $2.0 million associated with AIA. The Bank recognized $455 thousand as a loss on the sale and closing costs of $816 thousand for a total loss on sale of $1.3 million. The full financial effect of the discontinued operations was a net loss of $671 thousand. The Board and management felt the sale was appropriate in light of future earnings prospects, the economy and regulatory capital needs of the Bank. The sale eliminated all of the goodwill and intangibles which are deductions from regulatory capital.
     The following table presents unaudited results of operations and related earnings per share of the discontinued insurance segment (AIA) for the period from January 1, 2009 to December 29, 2009 and for the years ended December 31, 2008 and 2007.

	2009	2008	2007

Revenues:

Insurance commissions	$2,744	$3,084	$3,294

Total operating income	2,744	3,084	3,294

Expenses:
Salaries and employee benefits	1,893	1,797	1,644
Other expenses	613	616	586

Total Operating Expenses	2,506	2,413	2,230

Income before taxes on discontinued operations	238	671	1,064
Loss on the disposal of the operations	(1,267)
Income taxes (benefit)	(358)	230	364

Net income (loss) on the discontinued insurance operations	$(671)	$441	$699

Net income (loss) from discontinued operations, per basic share	$(0.13)	$0.08	$0.16

Net income (loss) from discontinued operations, per diluted share	$(0.13)	$0.08	$0.16

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
     Allowance for Loan Losses. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC 450-10-05, Contingencies (formerly SFAS No. 5, Accounting for Contingencies), which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310-10-35, Receivables (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
     Our allowance for loan losses has two basic components: the specific allowance for impaired credits and the general allowance based on relevant risk factors. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, a specific reserve is established based on Bankshares’ calculation of the loss embedded in the individual loan.
     The general allowance is the largest component of the total allowance and is determined by aggregating un-criticized loans and unimpaired loans by loan type based on common purpose, collateral,

repayment source or other credit characteristics. We then apply allowance factors which in the judgment of management represent the expected losses over the life of the loans. In determining those factors, we consider the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) the experience and depth of the borrowers’ management, (6) national and local economic trends, (7) concentrations of credit by individual credit size and by class of loans, (8) quality of loan review system and (9) the effect of external factors (e.g., competition and regulatory requirements).
     Goodwill. Bankshares adopted ASC 350-20, Intangibles — Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Goodwill related to the AIA acquisitions was tested for impairment on an annual basis or more frequently if events or circumstances warranted. For the year ended December 31, 2008, Bankshares tested the goodwill carrying value. Based upon the results of the testing, Bankshares concluded that there was impairment during 2008. We recorded an impairment charge of $300 thousand in 2008.
     Under ASC 350-20, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life. The costs of other intangible assets, based on independent valuation and/or internal valuations, were amortized over their estimated lives.
     On December 29, 2009, the Bank entered into and closed on a stock purchase agreement to sell the insurance agencies eliminating the goodwill and intangible assets carried on our books.
     Share-Based Compensation. In December 2004, the FASB issued ASC 718-10, Stock Compensation (formerly SFAS No. 123R, Share-Based Payment). ASC 718-10 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the Black-Scholes Model to estimate the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
Results of Operations
     2009 compared to 2008. For the year ended December 31, 2009, net loss amounted to $(4.4) million, compared to net loss of ($9.0) million for 2008. Loss per common share, basic was $(.86) in 2009 and ($1.77) in 2008. Loss per common share, diluted was $(.86) in 2009 and ($1.77) in 2008. Return on average equity was (12.23)% in 2009 compared to (21.29)% in 2008. Return on average assets was (.74)% in 2009 compared to (1.63)% in 2008. The net interest margin was 2.89% in 2009 which compares to 2.52% in 2008. The key drivers of our net loss in 2009 relate to OREO expense in the amount of $2.4 million and provision for loan losses of $3.0 million.
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
Interest Income and Expense
     Net interest income (on a fully taxable equivalent basis) was $15.9 million in 2009 or $3.2 million higher than the 2008 level of $12.7 million. This 25.2% increase is primarily attributable to the substantial decrease in the cost of interest-bearing liabilities.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Year Ended December 31,
	2009			2008			2007
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollars in thousands)
Assets:
Interest earning assets:
Loans (2)	$360,993	$21,106	5.85%	$376,753	$23,595	6.26%	$396,983	$30,736	7.74%
Trading securities	39,375	1,485	3.77%	90,283	4,040	4.47%	122,559	6,101	4.98%
Investment securities	125,039	5,894	4.71%	28,061	1,613	5.75%	27,797	1,631	5.87%
Federal funds sold	25,164	56	0.22%	7,028	150	2.13%	4,085	189	4.63%

Total interest earning assets	550,571	28,541	5.18%	502,125	29,398	5.85%	551,424	38,657	7.01%

Non-interest earning assets:
Cash and due from banks	18,902			21,064			16,014
Premises and equipment	2,010			2,016			2,306
Other Real Estate Owned (OREO)	10,234			11,899			724
Other assets	20,474			20,429			15,189
Less: allowance for loan losses	(5,350)			(5,680)			(4,710)

Total non-interest earning assets	46,270			49,728			29,523

Total Assets	$596,841			$551,853			$580,947

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$46,476	$440	0.95%	$31,366	$550	1.75%	$32,559	$693	2.13%
Money market deposit accounts	18,780	274	1.45%	29,293	760	2.59%	28,259	1,160	4.10%
Savings accounts	3,791	14	.37%	3,522	29	0.82%	4,218	56	1.33%

Time deposits(3)	286,262	9,713	3.39%	259,280	11,864	4.58%	208,431	10,398	4.99%

Total interest-bearing deposits	355,309	10,441	2.94%	323,461	13,203	4.08%	273,467	12,307	4.50%

FHLB advances(4)	51,054	1,158	2.27%	56,782	1,512	2.66%	72,524	3,179	4.38%
Other borrowings	55,446	1,010	1.82%	61,132	2,006	3.28%	97,599	5,394	5.53%

Total interest-bearing liabilities	461,809	12,609	2.73%	441,375	16,721	3.79%	443,590	20,880	4.71%
								-

Non-interest bearing liabilities:
Demand deposits	96,326			65,109			82,785
Other liabilities	2,751			2,992			1,849

Total Liabilities	560,886			509,476			528,224
Stockholders’ Equity	35,955			42,377			52,723

Total Liabilities and Stockholders’ Equity:	$596,841			$551,853			$580,947

Interest Spread (5)			2.45%			2.06%			2.30%

Net Interest Margin (6)		$15,932	2.89%		$12,677	2.52%		$17,777	3.22%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccruing loans of $5.2 million, $22.9 million and $17.8 million in 2009, 2008 and 2007 respectively. The interest income excluded from the loans above was $256 thousand, $638 thousand and $705 thousand in 2009, 2008 and 2007 respectively.

(3)	Average fair value of time deposits as of 2009, 2008 and 2007 was $11.9 million, $70.6 million and $106.2 million, respectively.

(4)	Average fair value of FHLB advances as of 2009, 2008 and 2007 was $26.1 million, $35.3 million and $72.5 million, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

     Our net interest margin was 2.89% for the year ended December 31, 2009, compared to 2.52% for 2008. The net interest income earned, on a fully taxable equivalent basis, was $15.9 million in 2009 compared to $12.7 million in 2008, an increase of 25.2%.
     Average loan balances were $361.0 million for the year ended December 31, 2009, compared to $376.8 million for 2008. This is a decrease of $15.8 million, or 4.2%. The related interest income from loans was $21.1 million in 2009, a decrease of $2.5 million from the 2008 level of $23.6 million. The average yield on loans decreased to 5.85% in 2009, a decrease of 41 basis points compared to the same period in 2008. The lower yield on loans for 2009 includes $256 thousand of reversed nonaccrual interest and the impacts of various market rate changes.
     Trading securities averaged $39.4 million for the year ended December 31, 2009 compared to $90.3 million for the year ended December 31, 2008. As part of our strategic management of the balance sheet, we took proactive steps to reduce the size of the trading portfolio. Specifically, we sold our entire SBA securities portfolio in 2009. Trading securities interest income for the year ended December 31, 2009 was $1.5 million compared to $4.0 million for the same period in 2008. The average yield on trading securities decreased to 3.77% in 2009, a decrease of 70 basis points compared to the same period in 2008.
     Investment securities averaged $125.0 million for the year ended December 31, 2009 compared to $28.1 million for the year ended December 31, 2008. Investment securities income was $5.9 million on a fully taxable equivalent basis for the year ended December 31, 2009 and $1.6 million for the year ended December 31, 2008. The average tax equivalent yields on investment securities for the year ended December 31, 2009 and 2008 were 4.71% and 5.75%, respectively. In 2009, we actively added investment securities to the balance sheet. The securities added to the balance sheet complement the overall deposit growth of the Bank and are an attractive alternative to the very low yields received from federal funds sold.
     A certain portion of the Bank’s excess liquidity is invested in federal funds sold. For the year ended December 31, 2009, federal funds sold contributed $56 thousand of interest income, compared to $150 thousand for the same period in 2008.
     Average interest-bearing liabilities (deposits and purchased funds) were $461.8 million in 2009, which was $20.4 million more than the 2008 level of $441.4 million. Interest expense for all interest-bearing liabilities amounted to $12.6 million for the year ended December 31, 2009, a $4.1 million decrease from the 2008 level of $16.7 million. The average cost of interest-bearing liabilities for the year ended December 31, 2009 was 2.73%, or 106 basis points lower than the 2008 level of 3.79%. Average time deposits were $286.3 million, up $27.0 million over the 2008 level. Average FHLB advances were $51.1 million in 2009 or $5.7 million lower than the 2008 average of $56.8 million. Average other borrowings were $55.4 million as of December 31, 2009, a decrease of $5.7 million from the 2008 level.
     Non-interest bearing demand deposit balances averaged $96.3 million as of the year ended December 31, 2009, or $31.2 million more than the year ended December 31, 2008. These balances are subject to seasonal changes.

     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

			Volume and Rate Analysis
	Years Ended December 31,			Years Ended December 31,
	2009 compared to 2008			2008 compared to 2007
	Change Due To:			Change Due To:
	Increase /			Increase /
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest Earning Assets:
Investment securities	$4,281	$4,517	$(236)	$(18)	$16	$(34)
Trading securities	(2,555)	(2,000)	(555)	(2,061)	(1,484)	(577)
Loans	(2,489)	(970)	(1,519)	(7,141)	(1,503)	(5,638)
Federal funds sold	(94)	(144)	50	(39)	(156)	117

Total increase (decrease) in interest income	(857)	1,403	(2,260)	(9,259)	(3,127)	(6,132)

Interest-Bearing Liabilities:
Interest-bearing deposits	(2,762)	(935)	(1,827)	896	2,222	(1,326)
Purchased funds	(1,350)	(316)	(1,034)	(5,055)	(2,215)	(2,840)

Total increase (decrease) in interest expense	(4,112)	(1,251)	(2,861)	(4,159)	7	(4,166)

Increase (decrease) in net interest income	$3,255	$2,654	$601	$(5,100)	$(3,134)	$(1,966)

     Our 2009 net interest income benefited from the lower costs of funding the Bank and the improved loan volumes.
Non-Performing Assets
     Impaired Loans (Performing Loans with a Specific Allowance Allocation). As of December 31, 2009, impaired loans amounted to $1.2 million, compared to an impaired loan balance of $1.4 million as of December 31, 2008. The majority of the $1.2 million is made up of two loans, one loan for $541 thousand which relates to building lots in Northern Virginia, and one loan for $680 thousand which relates to commercial real estate in King George, Virginia. These two loans have a specific allocation of the allowance of $151 thousand.
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

     On December 31, 2009, Alliance Bank had $4.4 million in loans that were on nonaccrual status compared to loans that were on nonaccrual status totaling $3.5 million at December 31, 2008. The $4.4 million balance consists of a loan for $765 thousand, which is secured by business assets in Northern Virginia, a loan for $655 thousand secured by building lots in Northern Virginia, a loan for $298 thousand secured by a residential condominium project in Virginia Beach, a loan for $400 thousand secured by a subordinate lien on a commercial real estate property in Winchester, Virginia and a variety of loans totaling $1.9 million to eight borrowers secured by first and second mortgages on properties in the greater Washington, D.C. metropolitan area. The specific allowance set aside for non-accrual loans as of December 31, 2009 is $1.3 million.
     Other Real Estate Owned (OREO). As of December 31, 2009, we had $7.9 million classified as OREO on the balance sheet, compared to $11.7 million as of December 31, 2008. The bulk of the OREO balance consists of $2.6 million which is residential development land in Northern Virginia, $1.7 million which relates to farmland/development acreage in the Winchester, Virginia area, $981 thousand which relates to residential building lots in Northern Virginia, and $943 thousand which relates to building lots in Northern Virginia. The remainder is made up of a variety of other properties totaling $1.7 million at December 31, 2009.
     The table below reflects the OREO activity in 2009:
Other Real Estate Owned
(dollars in thousands)

Balance as of January 1, 2009	$11,749
Properties acquired at foreclosure	3,602
Capital improvements on foreclosed properties	55
Sales of foreclosed properties	(5,873)
Valuation adjustments	(1,658)

Balance as of December 31, 2009	$7,875

     Total Non-Performing Assets. As of December 31, 2009, we had $13.5 million classified as non-performing assets on the balance sheet. The balance as of December 31, 2008 was $16.6 million. This decrease is due to the sale of several OREO properties. The ratio of nonperforming assets to total assets was 2.34% as of December 31, 2009 compared to 2.91% as of December 31, 2008. This represents a 57 basis point improvement in the ratio of nonperforming assets to total assets. The shift in non-performing asset categories reflects the migration of loans from impaired, to nonaccrual and from there to OREO as seen in the following table.

	December 31,
	2009	2008	2007	2006	2005
Credit Quality Information	(Dollars in thousands)
Nonperforming assets:
Impaired loans (performing loans with a specific allowance)	$1,227	$1,428	$2,928	$343	$1,627
Non-accrual loans	4,394	3,467	17,082	476	203
OREO	7,875	11,749	4,277	—	—

Total nonperforming assets & past due loans	$13,496	$16,644	$24,287	$819	$1,830

Specific reserves associated with impaired loans	$1,495	$1,148	$2,163	$126	$115

Nonperforming assets to total assets	2.34%	2.91%	4.48%	0.13%	0.30%

     Specific Reserves. As of December 31, 2009, we had $1.5 million in specific reserves for non-performing Loans. As of December 31, 2008 we had $1.1 million in specific allocation of the allowance for loan losses for nonperforming Loans.
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
     The allowance for loan losses was $5.6 million at December 31, 2009, or 1.56% of loans outstanding, compared to $5.8 million or 1.57% of loans outstanding, at December 31, 2008. (These ratios exclude loans held for sale.) We have allocated $1.5 million and $1.1 million, respectively, of our allowance for loan losses at December 31, 2009 and December 31, 2008 for specific non-performing loans. In 2009, we had net charge-offs of $3.1 million compared to $5.4 million in 2008 and $3.8 million in 2007. There were no loans past due and still accruing interest as of December 31, 2009, compared to one loan of $90 thousand that was past due 90 days and still accruing interest as of December 31, 2008.
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

     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Analysis of the
	Allowance for Loan Losses
	Year Ended December 31,
	2009		2008		2007		2006		2005
	(Dollars in thousands)
Balance, beginning of period	$5,751		$6,411		$4,377		$3,422		$2,300

Provision for loan losses	2,995		4,724		5,824		1,020		1,142

Chargeoffs:
Commercial business	390		1,124		1,054		55		—
Real estate construction	843		2,247		1,675		—		—
Residential real estate	1,619		2,372		988		—		—
Commercial real estate	321		209		84		—		—
Consumer	121		62		46		16		25

Total charge-offs	3,294		6,014		3,847		71		25
Recoveries:
Commercial business	35		219		4		—		—
Real estate construction	28		354		—		—		—
Residential real estate	39		48		48		—		—
Commercial real estate	16		2		—		—		—
Consumer	49		7		5		6		5

Total recoveries	167		630		57		6		5

Net charge-offs	3,127		5,384		3,790		65		20

Balance, end of period	$5,619		$5,751		$6,411		$4,377		$3,422

Allowance for loan losses to total loans	1.56%		1.57%		1.61%		1.16%		1.12%
Allowance for loan losses to nonaccrual loans	1.3	X	1.7	X	0.4	X	9.2	X	16.8	X
Non-performing assets to allowance for loan losses	240.17%		289.41%		378.43%		18.71%		53.48%
Net-chargeoffs to average loans	0.87%		1.43%		0.95%		0.01%		0.01%
     The following table provides a breakdown of the allocation of the allowance for loan losses by loan type. However, management does not believe that the allowance for loan losses can be fragmented by category with any precision that would be useful to investors. As such, the entire allowance is available for losses in any particular category, not withstanding this allocation. The breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance for loan losses as a whole. Because all of these factors are subject to change, the allocation and actual results are not necessarily indicative of the exact category of potential loan losses.

	Allocation of the Allowance For Loan Losses Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Commercial business	$1,286	$550	$603	$617	$529
Commercial real estate	1,441	2,133	1,533	1,244	1,317
Real estate construction	367	1,155	1,737	1,196	1,155
Residential real estate	2,440	1,859	2,494	1,271	349
Consumer	143	31	31	38	26
Other	(58)	23	13	11	46

Total loans	$5,619	$5,751	$6,411	$4,377	$3,422

	Ratio of loans to total year-end loans:
Commercial business	11%	12%	13%	14%	12%
Commercial real estate	43%	42%	38%	33%	35%
Real estate construction	14%	20%	29%	26%	29%
Residential real estate	31%	25%	20%	25%	23%
Consumer	1%	1%	1%	1%	1%

Total loans	100%	100%	100%	100%	100%

Loans
     We grant commercial business, commercial real estate, real estate construction, residential real estate and consumer loans in the normal course of business. The loan portfolio net of discounts and fees was $359.4 million as of December 31, 2009 or $8.0 million lower than the December 31, 2008 level of $367.4 million.

     The following table summarizes the composition of the loan portfolio by dollar amount:

	Loan Portfolio
	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Commercial business	$40,585	$44,409	$50,736	$52,280	$37,131
Commercial real estate	153,314	154,929	151,017	125,972	107,200
Real estate construction	50,140	71,771	114,305	99,636	87,046
Residential real estate	110,449	92,764	78,462	96,490	69,957
Consumer	4,413	3,028	3,704	4,409	2,957
Other	479	470	—	—	274
Less: unearned discount & fees	—	—	—	(111)	(337)

Total loans	$359,380	$367,371	$398,224	$378,676	$304,228

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
     The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2009:

	Loan Maturity Distribution
	December 31, 2009
	One Year	After One Year	After
	or Less	Through Five Years	Five Years	Total
	(Dollars in thousands)
Commercial business	$22,778	$13,159	$4,648	$40,585
Real estate construction	38,679	5,943	5,518	50,140

Total	$61,457	$19,102	$10,166	$90,725

Loans with:
Fixed rates	$55,830	$85,604	$74,829	$216,263
Variable rates	67,514	70,709	4,894	143,117
	=
Total	$123,344	$156,313	$79,723	$359,380

     Loans Held for Sale. As of December 31, 2009, $2.0 million of loans held for sale were part of our asset base compared to $347 thousand at December 31, 2008. Our business objective includes having the loans sold, shipped and funded within a 90 day period. Prior to the creation of ABMD, AHF performed these functions. As part of our business strategy to offer complementary services to clients while minimizing risk, generally loans originated by ABMD are presold to correspondent lenders. In 2009, ABMD originated $14.3 million of residential mortgages compared to $14.1 million in 2008.
Trading Assets
     The trading portfolio was $7.5 million as of December 31, 2009 compared to $82.6 million as of December 31, 2008. Management’s strategy to reduce the trading portfolio has been effective, as evidenced by the decrease of $75.1 million during the past year. Currently, Bankshares has four PCMO bonds left in our portfolio. The current portfolio has a variety of ratings, but all the PCMOs were rated AAA by at least one ratings agency on the purchase date. Several of the instruments have seen ratings declines yet all instruments are performing as expected.
     The following table reflects our trading assets and effective yield on the instruments as of the dated indicated:

	Trading Assets
	December 31,
	2009		2008		2007
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
U.S. government agency securities	$3,536	5.08%	$35,947	5.25%	$19,547	6.11%
PCMOs (1)	3,924	5.36%	12,251	5.42%	20,669	5.33%
SBA securities (2)	—	0.00%	34,386	2.99%	44,734	5.65%

Total Trading Assets	$7,460	5.23%	$82,584	4.37%	$84,950	5.68%

(1)	All PCMOs in the FVO Portfolio were rated AAA by at least one rating agency on the purchase date. The current PCMO portfolio has a variety of ratings. All instruments are performing as expected.

(2)	SBA securities are U.S. government agency securities. For presentation purposes, they are separated out in the table above.

     The portfolio yield increased on a year over year basis by 86 basis points, to 5.23%. The key driver of the change is the trading security mix. During the year ended December 31, 2009, all of the SBA securities were sold as part of management’s strategic plan.
     Trading Securities Classified as Level 3. Beginning in the third quarter of 2008 and continuing to the present time, the markets for these securities have behaved in a distressed and dysfunctional manner. In evaluating the fair value of instruments held in our portfolios, we determined that the typical valuation techniques for the securities that contained a LIBOR basis did not take into account the distressed and dysfunctional markets. As such, we considered other factors such as typical spreads for the instruments and requested supplemental dealer pricing to determine fair value. We believe this approach more accurately reflects the fair value of PCMO and agency securities.
Investment Securities
     The total amount of the investment securities accounted for under available-for-sale accounting was $151.3 million on December 31, 2009. Our portfolio contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, state and municipal bonds, Federal Reserve Bank (FRB) stock, FHLB stock and other securities. U.S. government agency securities were $49.8 million, PCMOs, CMOs and MBS made up $78.2 million of the portfolio, and municipal securities were $17.1 million. We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The investment portfolio’s tax-equivalent yield was 4.59% as of December 31, 2009.
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

     The following table sets forth a summary of the investment securities portfolio as of the periods indicated:

	Investment Securities (1)
	December 31,
	2009	2008	2007
	(Dollars in thousands)
Available-For-Sale Securities
U.S. government agency securities	$49,786	$33,229	$—
U.S. government agency CMOs & PCMOs	67,693	9,109	—
U.S. government agency MBS	10,462	8,621	—
Municipal securities	17,090	17,039	20,338

Total Available-For-Sale Securities (2)	$145,031	$67,998	$20,338

(1)	Contractual maturities are not a reliable indicator of the expected life of investment securities, because instruments may be prepaid by the borrower or issuer.

(2)	Available-for-sale investments at market value.

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of December 31, 2009:

	Contractual Maturities of Investment Securities
					December 31, 2009
					(Dollars in thousands)
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Available-For-Sale Securities
U.S. government agency securities	$—	0.00%	$—	0.00%	$33,674	4.34%	$15,808	4.86%	$49,482	4.51%
U.S. government agency CMOs & PCMOs (1)	—	0.00%	—	0.00%	10,683	4.93%	56,768	4.36%	67,451	4.45%
U.S. government agency MBS (1)	—	0.00%	—	0.00%	—	0.00%	10,251	4.49%	10,251	4.49%
Municipal securities (2)	—	0.00%	321	4.23%	1,585	5.97%	16,111	5.86%	18,017	5.84%
Other securities	—	0.00%	—	0.00%	—	0.00%	6,318	3.42%	6,318	3.42%

Total Available-For-Sale Securities (3)	$—	0.00%	$321	4.23%	$45,942	4.53%	$105,256	4.62%	$151,519	4.59%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

(3)	We do not hold any held-to-maturity securities as of December 31, 2009.
Non-Interest Income
     The following table highlights the major components of non-interest income for the periods referenced:

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)

Deposit account service charges	$296	$272	$275	$240	$171
Gain on loan sales	125	152	1,059	4,110	2,997
Net gain (loss) on sale of securities	1,508	(46)	50	(140)	(21)
Trading activity and fair value adjustments	171	(2,328)	(2,672)	—	—
Other	143	132	199	199	264

Total	$2,243	$(1,818)	$(1,089)	$4,409	$3,411

     Deposit account service charges consist of routine banking fees such as account maintenance, insufficient funds, online banking, stop payment, and wire transfer fees and amounted to $296 thousand, $272 thousand and $275 thousand, for each of the years ended December 31, 2009, 2008 and 2007, respectively.
     For December 31, 2009 gains from sales of mortgage loans through our mortgage division, ABMD, were $125 thousand compared to $152 thousand for the year ended December 31, 2008. The mortgage banking operation is currently a small, customer service oriented unit which provides service to our existing customer base as compared to 2007, when we had a larger staff and production office. In 2007, gains on the sale of residential mortgage loans were $1.1 million.
     In the year ended December 31, 2009, we had a net gain of $1.5 million on the sale of investment securities. This represents an increase of $1.6 million from the 2008 level net loss of $46 thousand. The net gain on the sale of investment securities for 2007 was $50 thousand.
     Trading activity and fair value adjustments recorded for the year ended December 31, 2009 resulted in a net gain of $171 thousand, compared to a net loss of $2.3 million for the same period in 2008, an improvement of $2.5 million. This improvement is a direct result of management’s plan to reduce our exposure to trading securities and fair value adjustments. Trading activity and fair value adjustments for the year ended December 31, 2007 was $2.7 million.
     Our other non-interest income is predominately from ATM fees and investment management fees which amounted to $143 thousand, $132 thousand and $199 thousand, for each of the years ended December 31, 2009, 2008 and 2007, respectively.
Non-Interest Expense
     Non-interest expense for the year ended December 31, 2009 amounted to $20.9 million, compared to the 2008 level of $20.4 million. A key component of non-interest expense is salary and benefits expense. The expense for the year ended December 31, 2009 was $7.0 million, compared to the December 31, 2008 level of $7.2 million. Occupancy and furniture and equipment costs were $3.4 million in 2009 compared to the 2008 level of $2.8 million. These increases are attributable to the lease payments associated with the decision to exit the Fredericksburg market.
     OREO expense was $2.4 million for the year ended December 31, 2009 compared to $4.0 million for the year ended December 31, 2008. This decrease is attributed to the reduction in valuation adjustments in the current year of $1.7 compared to $3.1 million. Direct expenses for OREO in the year ended 2009 were $671 thousand. The majority of the direct OREO costs for 2009 were: repairs and maintenance, which were $228 thousand; legal fees, which were $106 thousand; and taxes, which were $116 thousand. The remaining expenses pertain to appraisal fees, insurance and utilities and basic operating expenses associated with the respective OREO properties.

     Other operating expenses amounted to $8.1 million in 2009, compared to $6.4 million in 2008.
     Non-interest expense for 2008 amounted to $20.4 million, compared to the 2007 level of $16.1 million. Salary and benefits expenses in 2008 and 2007 were $7.2 million. Other operating expenses amounted to $2.8 million in 2008 and in 2007. OREO expenses were $4.0 million in 2008, compared to $60 thousand in 2007. The $4.0 million includes write downs on ten various OREO properties totaling $3.1 million.
     The components of other operating expenses for the periods referenced were as follows:

		Other Operating Expense
	Year Ended December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)
Business development	$557	$621	$704	$781	$702
Office expense	624	772	882	1,327	1,062
Bank operations expense	339	309	358	472	977
Data processing	828	796	723	567	508
Professional fees	1,775	1,832	1,748	1,503	798
FDIC insurance	2,239	605	168	84	114
OREO Expense	2,362	3,989	60	—	—
Other	1,770	1,459	1,502	1,052	737

Total Oreo and Other Operating Expense	$10,494	$10,383	$6,145	$5,786	$4,898

     Fredericksburg Business Initiative. In 2007, the board and management made a strategic decision to pursue the Fredericksburg market. Our initial entry into the market was through the establishment of a loan production office (LPO). We had also secured leases on two prospective bank branch locations. Due to the economic environment, we have made a business decision to withdraw from the Fredericksburg initiative. We are seeking to sublease the LPO and the two banking locations. The Bank is obligated for lease payments for three leases until a sublease is signed with a third party. Bankshares has recorded a liability of $182 thousand as of December 31, 2009 for the present value of the potential differential between the contractual rental obligations and potential subleasing income.
Income Taxes
     We recorded an income tax benefit of $2.4 million in 2009 compared to an income tax benefit of $4.9 million in 2008. Our effective tax rates were 34.6% for the year ended December 31, 2009 and 35.0% for the year ended December 31, 2008.

      Deferred Taxes. Bankshares has recorded a deferred tax asset for the period ended December 31, 2009. In accordance with ASC 740-10, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the tax benefit generated by net operating losses depends upon the existence of sufficient taxable income within the applicable carryback and carryforward periods.
      Bankshares is in a three year cumulative loss position as of December 31, 2009. As a result of this position Bankshares hired an independent consultant to analyze our deferred tax position and to consider the need for the valuation allowance. The analysis considered various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted. We considered positive evidence such as previous earnings patterns, the recent history of loan charge-offs, nonperforming assets, OREO expenses, multiyear business projections and the potential realization of net operating loss, (NOL) carry forwards within the prescribed time periods. In addition, we considered tax planning strategies that would impact the timing and extent of taxable income. The projected performance metrics over the period of NOL recognition indicates that it is more likely than not that Bankshares will have sufficient taxable income to recognize the deferred tax assets as of December 31, 2009. As part of the projected performance analysis, we stressed tested the performance in several different scenarios. In all scenarios, Bankshares generated sufficient taxable income to recognize the deferred tax asset over a reasonable time horizon. Furthermore, the NOL embedded in the deferred tax assets is expected to be fully realized by 2013. Therefore, Bankshares has concluded that a valuation allowance for deferred tax assets is not necessary as of December 31, 2009.
Deposits
     We seek deposits within our market area by offering high-quality customer service, by using technology to deliver deposit services effectively and by paying competitive interest rates. At December 31, 2009, the deposit portfolio was $431.9 million, an increase of $3.2 million compared to the December 31, 2008 level of $428.7 million. The interest-bearing deposits cost the Bank 2.94% for the year ended 2009 or 114 basis points less than the year ended 2008 average cost of 4.08%. As key interest rates declined over the past year, we repriced deposits at a lower level. In addition, the rates on time deposits have decreased substantially. As we have the opportunity to reprice time deposits, we have realized significant interest rate savings.
     Management’s strategic decision to increase the core deposits has shown positive results. At December 31, 2009, our demand deposits were $92.8 million compared to $75.4 million at December 31, 2008, an increase of $17.4 million. Average non-interest bearing demand deposits were $96.3 million at December 31, 2009 compared to average demand deposits of $65.1 million at December 31, 2008.
     We are active users of wholesale brokered deposits. We believe these types of funds offer a reliable stable source of funds for the Bank. Frequently the interest rates associated with wholesale brokered deposits are significantly lower than general customer rates in the marketplace. As of December 31, 2009, we had $137.4 million of wholesale brokered certificates of deposit which is $70.1 million lower than the December 31, 2008 level of $207.5 million. Certain wholesale brokered deposits are accounted for on a fair value basis. As of December 31, 2009, we had a single wholesale brokered deposit in the amount of $9.1 million maturing in early 2010 accounted for on a fair value basis.

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
     At December 31, 2008, deposits were $428.7 million, an increase of $63.4 million from the December 31, 2007 level of $365.3 million. As of December 31, 2008, we had $207.5 million of wholesale brokered deposits, $24.2 million of which were accounted for at fair value. As of December 31, 2007, we had $135.3 million of wholesale brokered deposits, $110.7 million of which were accounted for at fair value.
     The following table details the average amount of, and the average rate paid on, the following primary deposit categories for the periods indicated:

			Average Deposits and Average Rates Paid
				Years Ended December 31,
		2009			2008			2007
	Average			Average			Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollars in thousands)
Interest-bearing liabilities:
Interest-bearing demand deposits	$46,476	$440	0.95%	$31,366	$550	1.75%	$32,559	$693	2.13%
Money market deposit accounts	18,780	274	1.45%	29,293	760	2.59%	28,259	1,160	4.10%
Savings accounts	3,791	14	0.37%	3,522	29	0.82%	4,218	56	1.33%
Time deposits	286,262	9,713	3.39%	259,280	11,864	4.58%	208,431	10,398	4.99%

Total interest-bearing deposits	355,309	$10,441	2.94%	323,461	$13,203	4.08%	273,467	$12,307	4.50%

Non-interest bearing deposits	96,326			65,109			82,785

Total deposits	$451,635			$388,570			$356,252

     The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2009:

	Certificates of Deposit Maturity Distribution
	December 31, 2009
	Three Months	Three Months to	Six Months to	Over
	or Less	Six Months	Twelve Months	Twelve Months	Total
			(Dollars in thousands)
Certificates of deposit:
Less than $100,000	$33,485	$50,466	$67,423	$52,484	$203,858
Greater than or equal to $100,000	3,653	4,987	22,191	28,294	59,125

Total	$37,138	$55,453	$89,614	$80,778	$262,983

Capital
     Both Bankshares and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $33.1 million as of December 31, 2009 compared to the December 31, 2008 level of $37.2 million. The change in equity is primarily attributable to our net loss for 2009 of $4.4 million. Book value per common share was $6.49 as of December 31, 2009 compared to $7.28 as of December 31, 2008. Tangible book value per share was $6.49 on December 31, 2009 compared to $6.12 on December 31, 2008. The net unrealized loss on available-for-sale securities amounted to $112 thousand, net of tax as of December 31, 2009, compared to a net unrealized loss on available-for-sale securities of $4 thousand, net of tax as of December 31, 2008.
     Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. It is our current policy to retain earnings to support future organizational growth; however from time to time the Board of Directors may declare stock splits in the form of stock dividends. The last stock dividend was paid on June 30, 2006 to shareholders of record at the close of business on June 9, 2006.

     On June 30, 2003, Bankshares’ wholly-owned subsidiary business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering and issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date and has been fully amortized. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Securities, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Bankshares elected to defer the interest payment due September 8, 2009 and December 8, 2009, as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. The base interest rate as of December 31, 2009 was 3.40% compared to 5.15% as of December 31, 2008.
     Under the current bank regulatory guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At December 31, 2009, 2008 and 2007, the entire amount was considered Tier 1 capital.
     Bankshares is considered “well capitalized” as of December 31, 2009, 2008 and 2007. The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis
		December 31,
	2009	2008	2007
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$20,427	$20,427	$20,427
Capital surplus	25,835	25,364	25,082
Retained earnings (deficit)	(12,897)	(8,620)	400
Less: disallowed assets	(1,211)	(5,900)	(6,338)
Add: Qualifying Trust Preferred Securities	10,000	10,000	10,000

Total Tier 1 capital	42,154	41,271	49,571

Tier 2 Capital:
Qualifying allowance for loan losses	5,071	5,359	5,246

Total Tier 2 capital	5,071	5,359	5,246

Total Risk Based Capital	$47,225	$46,630	$54,817

Risk weighted assets	$405,988	$424,040	$424,040

Quarterly average assets	$596,841	$549,454	$549,454

		December 31,		Regulatory
Capital Ratios:	2009	2008	2007	Minimum
Tier 1 risk based capital ratio	10.4%	9.6%	11.7%	4.0%
Total risk based capital ratio	11.6%	10.9%	12.9%	8.0%
Leverage ratio	7.1%	7.6%	9.0%	4.0%

Purchased Funds and Other Borrowings
     Purchased funds and other borrowings include repurchase agreements (repos) (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up from the following two categories: customer repos and outstanding federal funds sold. Customer repos amounted to $37.7 million at December 31, 2009, compared to $25.3 million at December 31, 2008 and $24.3 million at December 31, 2007. Outstanding federal funds purchased were $9.3 million, $15.0 million and $13.8 million at December 31, 2009, December 31, 2008, and December 31, 2007, respectively.
Purchased Funds Distribution

	Year Ended December 31,
	2009	2008	2007
		(Dollars in thousands)
At Period End
FHLB long-term advances, at fair value	$25,761	$26,361	$76,615
FHLB long-term advances	25,000	25,000	—
Customer repos	37,716	25,255	24,255
Purchased funds and other borrowings	9,574	15,456	13,948

Total at period end	$98,051	$92,072	$114,818

Average Balances
FHLB long-term advances, at fair value	$26,054	$35,265	$72,524
FHLB long-term advances	25,000	21,516	—
Customer repos	33,017	26,341	31,463
Purchased funds and other borrowings	12,119	34,791	66,136

Total average balance	$96,190	$117,913	$170,123

Average rate paid on all borrowed funds, end of period	1.70%	1.82%	4.37%

Average rate paid on all borrowed funds, during the period	2.04%	2.98%	5.04%

Maximum outstanding during period	$107,241	$108,827	$164,140

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
     As of December 31, 2009 and December 31, 2008, we had a FHLB long-term advance accounted for on a fair value basis of $25.8 million and $26.4 million, respectively. The advance matures in early 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.99% and 1.42% as of December 31, 2009 and December 31, 2008, respectively.
     As of December 31, 2009 and December 31, 2008, Bankshares had a single FHLB long-term advance accounted for on a cost basis. This $25.0 million long-term advance matures in 2012 and has an effective interest rate of 0.31% and 2.21% as of December 31, 2009 and December 31, 2008, respectively.
     As of December 31, 2007 we had three long-term FHLB advances totaling $76.6 million that were accounted for on a fair value basis. The weighted average interest rate was 4.33% at December 31, 2007 with maturities at varying dates through early 2021. There were no FHLB long-term advances accounted for on a cost basis as of December 31, 2007.
     Trading Liabilities Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, the investment and debt markets have acted in a distressed and dysfunctional manner. In evaluating the fair value of funding instruments, we determined that the typical valuation techniques did not take into account the distressed and dysfunctional markets. As such, we considered other factors such as typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of December 31, 2009 and December 31, 2008, the fair value of the long-term FHLB advance accounted for on a fair value basis was $25.8 million and $26.4 million, respectively.
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

     We provide temporary funding on presold loans originated by ABMD. The liquidity requirements vary based upon market and economic conditions. The funds advanced on this line allow us to originate and hold mortgages until they are sold to third party investors. In 2009, advances for ABMD averaged $809 thousand, compared to advances averaging $822 thousand in 2008. In 2010, we do not anticipate any significant liquidity needs from the incidental mortgage banking activities.

Return on Average Assets and Average Equity
     The ratio of net income to average equity and average assets and certain other ratios are as follows:
Return on Average Assets and Return on Average Equity

		December 31,
	2009	2008	2007
	(Dollars in thousands)
Average total assets	$596,841	$551,853	$580,947

Average stockholders’ equity	$35,955	$42,377	$52,723

Net income (loss)	$(4,396)	$(9,020)	$(2,844)

Cash dividends declared	$—	$—	$—

Return on average assets	-.74%	-1.63%	-0.49%

Return on average stockholders’ equity	-12.23%	-21.29%	-5.39%

Average stockholders’ equity to average total asset	6.02%	7.68%	9.08%

Off-Balance Sheet Activities
     Bankshares, Bank and ABMD enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the overall liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 20 of the Notes to Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. With the exception of these off-balance sheet arrangements, and Bankshares’ obligations in connection with its Trust Preferred Securities, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
     For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 2 of the Notes to Consolidated Financial Statements contained herein.

Quarterly Financial Results
     The following tables list quarterly financial results for the years ended December 31, 2009 and 2008:
Quarterly Data

	2009
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)
Interest income	$7,038	$7,296	$7,084	$7,123
Interest expense	2,738	3,186	3,224	3,461

Net interest income	4,300	4,110	3,860	3,662
Provision for loan losses	300	1,421	700	574

Net interest income after provision for loan losses	4,000	2,689	3,160	3,088
Non interest income	705	625	703	210
Non interest expense	6,942	4,743	4,765	4,420

(Loss) before income taxes	(2,237)	(1,429)	(902)	(1,122)
Provision (benefit) for income taxes	(1,090)	(200)	(304)	(371)

(Loss) from continuing operations	$(1,147)	$(1,229)	$(598)	$(751)

Net income(loss) on the discontinued operations	$(994)	$21	$72	$230

Net loss	$(2,141)	$(1,208)	$(526)	$(521)

Net (loss) from continuing operations per share, basic	$(.22)	$(0.24)	$(0.12)	$(0.15)

Net (loss) from continuing operations, diluted	$(.22)	$(0.24)	$(0.12)	$(0.15)

Net (loss) per common share, basic	$(.42)	$(0.24)	$(0.10)	$(0.10)

Net (loss) per common share, diluted	$(.42)	$(0.24)	$(0.10)	$(0.10)

	2008
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)
Interest income	$6,921	$7,164	$7,297	$7,695
Interest expense	4,099	3,954	4,142	4,526

Net interest income	2,822	3,210	3,155	3,169
Provision for loan losses	1,364	2,200	610	550

Net interest income after provision for loan losses	1,458	1,010	2,545	2,619
Non interest income	609	(109)	114	(2,432)
Non interest expense	7,090	4,684	4,754	3,831

(Loss) before income taxes	(5,023)	(3,783)	(2,095)	(3,644)
Provision (benefit) for income taxes	(1,842)	(1,303)	(717)	(1,222)

(Loss) from continuing operations	$(3,181)	$(2,480)	$(1,378)	$(2,422)

Net income(loss) on the discontinued operations	$(31)	$80	$108	$284

Net loss	$(3,212)	$(2,400)	$(1,270)	$(2,138)

Net (loss) from continuing operations per share, basic	$(0.62)	$(0.49)	$(0.27)	$(0.47)

Net (loss) from continuing operations, diluted	$(0.62)	$(0.49)	$(0.27)	$(0.47)

Net (loss) per common share, basic	$(0.63)	$(0.46)	$(0.21)	$(0.41)

Net (loss) per common share, diluted	$(0.63)	$(0.46)	$(0.21)	$(0.41)

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
     The ALM model results for December 31, 2009 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by .1%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to increase over the next twelve months by 2.1%.
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
     The table below shows as of December 31, 2009 and 2008 ALM model results under various interest rate shocks:

	December 31, 2009		December 31, 2008
Interest Rate Shocks	NII	EVE	NII	EVE
-200 bp	-2.9%	9.9%	-8.4%	8.1%
-100 bp	2.1%	6.3%	-2.9%	4.6%
+100 bp	0.1%	-8.5%	-0.2%	-7.6%
+200 bp	-3.1%	-16.9%	-0.5%	-13.8%
All results above are within Bankshares current interest rate risk policy guidelines.
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $215.9 million, or 37.5% of total assets, at December 31, 2009. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short-term and long-term interest rate exposure. As an example, $129.7 million of the investment and trading securities at December 31, 2009 are classified as greater than five years due to the contractual maturity of the instruments. Investment and trading securities are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $129.7 million of investment and trading securities as the “within three month” category, which further suggests a more balanced short-term interest rate position for Bankshares.

     The following table reflects our December 31, 2009 “static” interest rate gap position:

	December 31, 2009
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$29,098	$122,251	$151,349
Trading securities	—	—	—	7,460	7,460
Loans held for sale	1,983	—	—	—	1,983
Loans	70,385	49,531	155,912	79,159	354,987
Interest-bearing deposits	100	—	—	—	100
Federal funds sold	2,970	—	—	—	2,970

Total interest earning assets	75,438	49,531	185,010	208,870	518,849

Interest-bearing liabilities:
Interest-bearing demand deposits	49,906	—	—	—	49,906
Money market deposit accounts	22,462	—	—	—	22,462
Savings accounts & IRAs	3,711	—	—	—	3,711
Time deposits, at fair value	9,125	—	—	—	9,125
Time deposits	28,013	145,067	75,582	5,196	253,858

Total interest-bearing deposits	113,217	145,067	75,582	5,196	339,062

FHLB long term advances, at fair value	—	—	—	25,761	25,761
FHLB long term advances	25,000	—	—	—	25,000
Customer repurchase agreements	37,716	—	—	—	37,716
Other borrowings	9,574	—	—	—	9,574
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	195,817	145,067	75,582	30,957	447,423

Period Gap	$(120,379)	$(95,536)	$109,428	$177,913	$71,426

Cumulative Gap	$(120,379)	$(215,915)	$(106,487)	$71,426	$71,426

Cumulative Gap / Total Assets	-20.9%	-37.5%	-18.5%	12.4%	12.4%

During the next twelve months $182.2 million of time deposits are due to reprice or mature. The most recent repricing of the brokered deposit reflected an interest rate savings of several hundred basis points. The impact of future repricings on interest expense will depend upon the interest rate environment at that time.
     Interest Rate Risk Management Summary. As part of our interest rate risk management, we typically use the trading and investment portfolios and our wholesale funding instruments to balance our interest rate exposure. There is no guarantee that the risk management techniques and balance sheet management strategies we employ will be effective in periods of rapid rate movements or extremely volatile periods. We believe our strategies are prudent and within our policy guidelines in the base case of our modeling efforts as of December 31, 2009.

Item 8. Financial Statements and Supplementary Data
Alliance Bankshares Corporation
Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Alliance Bankshares Corporation
Chantilly, Virginia
We have audited the accompanying consolidated balance sheets of Alliance Bankshares Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bankshares Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of Alliance Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Winchester, Virginia
May 28, 2010

Alliance Bankshares Corporation
Consolidated Balance Sheets
December 31, 2009 and 2008
(Dollars in thousands except per share amounts)

	2009	2008
ASSETS

Cash and due from banks	$26,671	$12,205
Federal funds sold	2,970	5,050
Trading securites, at fair value	7,460	82,584
Investment securites available-for-sale, at fair value	145,031	67,998
Restricted stock, at cost	6318	5305
Loans held for sale	1,983	347
Loans, net of allowance for loan losses of $5,619 and $5,751	353,761	361,620
Premises and equipment, net	2,038	1,888
Other real estate owned	7,875	11,749
Intangible assets	—	2,331
Goodwill	—	3,569
Accrued interest and other assets	22,228	18,203

TOTAL ASSETS	$576,335	$572,849

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$92,846	$75,448
Savings and NOW deposits	53,617	44,821
Money market deposits	22,462	17,673
Time deposits ($9,125 and $24,180 at fair value)	262,983	290,782

Total deposits	431,908	428,724

Repurchase agreements, federal funds purchased and other borrowings	47,290	40,711
Federal Home Loan Bank advances ($25,761 and $26,361 at fair value)	50,761	51,361
Trust Preferred Capital Notes	10,310	10,310
Other liabilities	2,932	4,576
Commitments and contingent liabilities	—	—

Total liabilities	543,201	535,682

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,106,819 shares issued and outstanding at December 31, 2009 and 2008	20,427	20,427
Capital surplus	25,835	25,364
Retained (deficit)	(13,016)	(8,620)
Accumulated other comprehensive (loss), net	(112)	(4)

Total stockholders’ equity	33,134	37,167

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$576,335	$572,849

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

	2009	2008	2007
INTEREST INCOME:
Loans	$21,106	$23,595	$30,736
Investment securities	5,894	1,292	1,326
Trading securities	1,485	4,040	6,101
Federal funds sold	56	150	189

Total interest income	28,541	29,077	38,352

INTEREST EXPENSE:
Savings and NOW deposits	454	579	749
Time deposits	9,713	11,864	10,398
Money market deposits	274	760	1,160
Repurchase agreements, federal funds purchased and other borrowings	1,010	2,006	5,394
FHLB advances	1,158	1,512	3,179

Total interest expense	12,609	16,721	20,880

Net interest income	15,932	12,356	17,472
Provision for loan losses	2,995	4,724	5,824

Net interest income after provision for loan losses	12,937	7,632	11,648

OTHER INCOME:
Deposit account service charges	296	272	275
Gain on sale of loans	125	152	1,059
Net gain (loss) on sale of available-for-sale securities	1,508	(46)	50
Trading activity and fair value adjustments	171	(2,328)	(2,672)
Other operating income	143	132	199

Total other income	2,243	(1,818)	(1,089)

OTHER EXPENSES:
Salaries and employee benefits	7,008	7,172	7,226
Occupancy expense	2,589	1,933	1,833
Equipment expense	779	871	926
Other Real Estate Owned expense	2,362	3,989	60
Operating expenses	8,132	6,394	6,085

Total other expenses	20,870	20,359	16,130

(Loss) from continuing operations before income taxes	(5,690)	(14,545)	(5,571)
Income tax (benefit)	(1,965)	(5,084)	(2,028)

(Loss) from continuing operations	$(3,725)	$(9,461)	$(3,543)

DISCONTINUED INSURANCE OPERATIONS:
Income from the discontinued insurance operations	$238	$671	$1,063
Loss on the disposal of the insurance operations	(1,267)	—	—
Income tax expense (benefit)	(358)	230	364

Net income (loss) on the discontinued insurance operations	$(671)	$441	$699

NET (LOSS)	$(4,396)	$(9,020)	$(2,844)

Net (loss) from continuing operations per common share, basic	$(0.73)	$(1.85)	$(0.69)

Net (loss) from continuing operations per common share, diluted	$(0.73)	$(1.85)	$(0.69)

Net (loss) from discontinued operations per common shares, basic	(0.13)	.08	.16

Net (loss) from discontinued operations per common shares, diluted	(0.13)	.08	.16

Net (loss) per common share, basic	$(0.86)	$(1.77)	$(0.53)

Net (loss) per common share, diluted	$(0.86)	$(1.77)	$(0.53)

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

				Acccumulated		Total
			Retained	Other	Comprehensive	Stock-
	Common	Capital	Earnings	Comprehensive	Income	holders’
	Stock	Surplus	(Deficit)	(Loss)	(Loss)	Equity
BALANCE, DECEMBER 31, 2006	$22,206	$29,126	$5,987	$(2,682)		$54,637
Comprehensive (loss):
Net loss	—	—	(2,844)	—	$(2,844)	(2,844)
Other comprehensive (loss), net of tax:
Unrealized holding (losses) on securities available-for-sale, net of tax of $(52)	—	—	—	—	(101)	—
Less: reclassification adjustment, net income taxes of $(17)	—	—	—	—	(33)	—

Other comprehensive (loss), net of tax	—	—	—	(134)	$(134)	(134)

Total comprehensive (loss)	—	—	—	—	$(2,978)	—

Cumulative effect of adoption of	—	—	—	—		—
SFAS No. 159, net of tax	—	—	(2,743)	2,640		(103)
Common stock repurchased	(2,220)	(4,473)	—	—		(6,693)
Stock-based compensation expense	—	282	—	—		282
Issuance of common stock	441	147	—	—		588

BALANCE, DECEMBER 31, 2007	$20,427	$25,082	$400	$(176)		$45,733
Comprehensive (loss):
Net loss	—	—	(9,020)	—	$(9,020)	(9,020)
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $73	—	—	—	—	142	—
Add: reclassification adjustment, net income taxes of $16	—	—	—	—	30	—

Other comprehensive income, net of tax	—	—	—	172	$172	172

Total comprehensive (loss)	—	—	—	—	$(8,848)	—

Stock-based compensation expense	—	282	—	—		282

BALANCE, DECEMBER 31, 2008	$20,427	$25,364	$(8,620)	$(4)		$37,167

Comprehensive (loss):
Net loss	—	—	(4,396)	—	$(4,396)	(4,396)
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $457	—	—	—	—	887	—
Less: reclassification adjustment, net income taxes of ($513)	—	—	—	—	(995)	—

Other comprehensive (loss), net of tax	—	—	—	(108)	$(108)	(108)

Total comprehensive (loss)	—	—	—	—	$(4,504)	—

Stock-based compensation expense	—	471	—	—		471

BALANCE, DECEMBER 31, 2009	$20,427	$25,835	$(13,016)	$(112)		$33,134

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,725)	$(9,461)	$(3,543)
Net income (loss) from discontinued operations	(671)	441	699
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	899	1,869	1,438
Disposal of fixed assets	—	20	124
Provision for loan losses	2,995	4,724	5,824
Losses on Other Real Estate Owned	1,658	3,110	—
Origination of loans held for sale	(14,306)	(14,112)	(56,263)
Proceeds from sale of loans held for sale	12,795	15,842	73,931
Gain on sale of loans	(125)	(152)	(1,059)
Impairment of goodwill	—	300	—
Stock-based compensation expense	471	282	282
Loss on sale of other assets	—	—	21
Net loss (gain) on sale of securities available-for-sale	(1,508)	46	(50)
Trading activity and fair value adjustments	(171)	2,328	2,672
Deferred tax expense (benefit)	311	2,637	(1,579)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	1,622	(8,779)	(6,994)
Other liabilities	(1,644)	(561)	243

Net cash provided by (used in) operating activities	(1,399)	(1,466)	15,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	2,080	(3,794)	10,471
Proceeds from maturity of securities held-to-maturity	—	—	100
Purchase of securities available-for-sale	(156,840)	(54,623)	(4,916)
Proceeds from sale of securities available-for-sale	61,643	7,370	9,888
Paydowns on securities available-for-sale	19,462	13	—
Net change in trading securities	73,936	621	84,239
Net change in restricted stock	(1,013)	486	(1,062)
Net decrease (increase) in loan portfolio	1,262	7,763	(23,338)
Proceeds from sale of other assets	—	—	338
Proceeds from sale of Other Real Estate Owned	5,873	8,039	—
Capital improvements on Other Real Estate Owned	(55)	(915)	—
Purchase of premises and equipment	(675)	(649)	(656)

Net cash provided by (used in) investing activities	5,673	(35,689)	75,064

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	17,398	9,296	(92,576)
Savings and NOW deposits	8,796	2,218	(8,042)
Money market deposits	4,789	(16,372)	14,656
Time deposits	(27,370)	68,305	(20,546)
Repurchase agreements, federal funds purchased & other borrowings	6,579	2,508	(14,994)
FHLB advances	—	(26,716)	25,000
Proceeds from common stock issuance	—	—	588
Common stock repurchased	—	—	(6,693)

Net cash provided by (used in) financing activities	10,192	39,239	(102,607)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,466	2,084	(11,797)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,205	10,121	21,918

CASH AND CASH EQUIVALENTS, END OF YEAR	$26,671	$12,205	$10,121

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
(Dollars in Thousands, except per share data)
1.	NATURE OF BUSINESS

Alliance Bankshares Corporation (Bankshares or Company) is a bank holding company that conducts substantially all its operations through its subsidiaries. Alliance Bank Corporation (the Bank) is state-chartered and a member of the Federal Reserve System. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in the greater Washington D.C. Metropolitan region, primarily in the Northern Virginia submarket.

In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originated residential mortgages for subsequent sale. AHF did not maintain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced it would no longer offer mortgage banking operations via AHF. The company is now inactive. Alliance Bank Mortgage Division (ABMD) was created. ABMD is a small, self contained unit servicing bank clients and some additional third party business.

On June 26, 2003, Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust and a subsidiary of Alliance Bankshares Corporation, was formed for the purpose of issuing Bankshares’ trust preferred debt.

On November 15, 2005, the Bank formed Alliance Insurance Agency (AIA) through the acquisition of Danaher Insurance Agency. AIA was a wholly-owned insurance subsidiary of the Bank and sold a wide array of insurance and financial products. In 2006 and 2007, AIA acquired two additional insurance agencies. The combined AIA operations offered insurance products in the Alliance trade area.

On December 29, 2009 the Bank sold AIA and no longer offers insurance products. The effects of the discontinued business operation are shown separately in the consolidated financial statements.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation and consolidation — The consolidated financial statements include the accounts of Alliance Bankshares Corporation, Alliance Virginia Capital Trust I, Alliance Bank Corporation, Alliance Home Funding, LLC and Alliance Bank Mortgage Division. In consolidation all significant inter-company accounts and transactions have been eliminated. The subordinated debt of the trust is reflected as a liability of Bankshares.

Discontinued operations— On December 29, 2009, AIA was sold. The results of AIA operations are reflected in the discontinued insurance operation section of the Consolidated Statements of Operations. The prior years activities have been reclassified to reflect the discontinued operations.

Business — The Bank is a state-chartered commercial bank. Our main business line is commercial banking, with a small business line of mortgage banking. We provide services and products to clients located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area.

Use of estimates — In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, goodwill, fair value of

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
financial assets and liabilities, other-than-temporary impairment of securities, deferred income taxes and other real estate owned.
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

Securities — Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This recent accounting guidance amends the recognition guidance for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in prior guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the equity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

Fair value accounting — Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
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

Rate lock commitments —ABMD enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. As of December 31, 2009, 2008 and 2007, the impact was not material.

Loans — The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans throughout the Washington, D.C. metropolitan area. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions of the lending area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method over the life of the loan or currently upon the sale or repayment of a loan.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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
Our allowance for loan losses has two basic components: the specific allowance for impaired credits and the general allowance based on relevant risk factors. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, a specific reserve is established based on Bankshares’ calculation of the loss embedded in the individual loan. Bankshares does not separately identify individual consumer and residential loans for impairment testing unless loans become 60 days or more past due.

The general allowance is the largest component of the total allowance and is determined by aggregating un-criticized loans and unimpaired loans by loan type based on common purpose, collateral, repayment source or other credit characteristics. We then apply allowance factors, which in the judgment of management, represent the expected losses over the life of the loans. In determining those factors, we consider the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) the experience and depth of the borrowers’ management, (6) national and local economic trends, (7) concentrations of credit by individual credit size and by class of loans, (8) quality of loan review system and (9) the effect of external factors (e.g., competition and regulatory requirements).

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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
Unamortized intangible assets associated with disposed assets are included in the determination of gain or loss on sale of the disposed assets and for businesses sold, a portion of the goodwill, based on the relative fair value of the business sold as compared with the fair value of the applicable reporting unit, is included in the determination of gain or loss.

As a result of the sale of AIA, Bankshares at December 31, 2009 no longer has goodwill or intangible assets associated with the insurance agency acquisitions. For the year ended December 31, 2009 goodwill and intangible assets associated with AIA were considered in the calculation of the loss on the sale of the segment. The amortization of intangibles and the 2008, goodwill impairment charge were also reclassified under the discontinued operations portion of the statement of operations.

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

Stock-based compensation — ASC 718-10 Stock Compensation, requires

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
Included within salaries and employee benefits expense for the years ended December 31, 2009, 2008 and 2007 is $471 thousand $282 thousand and $282 thousand of stock-based compensation respectively. As of December 31, 2009 and December 31, 2008, there was $314 thousand and $612 thousand, respectively, of total unrecognized compensation expense, related to stock options, which will be recognized over the remaining requisite service period. For the year ended December 31, 2009, the weighted-average period remaining is 5.9 years.

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

Advertising and marketing expense — Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the years ended December 31, 2009, 2008 and 2007 were $87 thousand, $207 thousand and $235 thousand, respectively.

Reclassifications — Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Account Pronouncements — In June 2009, the FASB issued Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162). ASC 105 establishes the FASB ASC which, upon adoption as of September 30, 2009, is the sole source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. As of September 30, 2009, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have a material impact on Bankshares consolidated financial statements.

In December 2007, the FASB issued ASC 805-20, Business Combinations (formerly SFAS No. 141(R), Business Combinations). ASC 805-20 significantly changed the financial accounting and reporting of business combination transactions. ASC 805-20 establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
evaluate the nature and financial effects of the business combination. ASC 805-20 is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The implementation of ASC 805-20 did not have a material impact on Bankshares consolidated financial statements, at this time.
Another aspect of ASC 805-20, Business Combinations (formerly FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this aspect of ASC 805-20 did not have a material impact on the Company’s consolidated financial statements.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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
3.	DISPOSTION OF AIA
On December 29, 2009, the Bank entered into and closed on a Stock Purchase Agreement (Agreement) between the Bank as the seller and a group of former AIA executives. The Agreement provides for the purchase of all of the issued and outstanding shares (Shares) of AIA, a wholly-owned insurance agency subsidiary of the Bank. Pursuant to the Agreement, AIA sold the Shares for a total purchase price of $5,025,000. At closing, the Bank received $3,750,000 in cash and closing credits, with the remainder of the purchase price payable pursuant to promissory notes that do not bear interest (Notes), as follows: (1) $650,000 pursuant to the terms of one promissory note that is due and payable in full on February 15, 2011, and (2) $625,000 pursuant to the terms of five promissory notes in the original principal amount of $125,000 each, which are due and payable on February 15, 2011, 2012, 2013, 2014 and 2015, respectively. The Notes contain usual and customary conditions and are secured by a pledge of 9,800 of the 10,000 Shares sold at closing.

The Boards of Directors of Bankshares and the Bank determined that the sale of the Agency would enhance Bankshares’ regulatory capital in a difficult economy without diluting common shareholders. The consideration for the sale was determined pursuant to arms’ length negotiations among the parties. The Boards of Directors of Bankshares and the Bank believe that the consideration is in line with valuations for similar insurance agencies. The results of operations and the loss on the sale are reported as discontinued operations in the financial statements.
4.	FAIR VALUE MEASUREMENTS
Bankshares uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Bank’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

We believe that adopting the provisions of these accounting standards and electing the fair value option (FVO) for certain financial assets and liabilities provides a more realistic view of certain segments of our balance sheet.

The following describes the valuation techniques used by Bankshares to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Trading and Available-for-Sale Securities — Trading and available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
market data (Level 2). Financial assets and liabilities that are traded infrequently have values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions and the assumptions as market participant would use in pricing the asset or liability (Level 3). As a result, some of our securities are hand priced using customary spreads over similar maturity treasury instruments.
Time Deposits and FHLB Advances — Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. Bankshares has designated two wholesale liabilities as fair value instruments: a brokered certificate of deposit and a long-term FHLB advance.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	2009
	Value	(Level 1)	(Level 2)	(Level 3)	Results

December 31, 2009

Assets
Trading securities	$7,460	$—	$—	$7,460	$(859)
Available-for-sale securities	145,031	—	73,169	71,862	—

Liabilities
Time deposits (brokered certificates of deposit)	9,125	—	9,125	—	430
FHLB advances	25,761	—	—	25,761	600

					$171

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	2008
	Value	(Level 1)	(Level 2)	(Level 3)	Results

December 31, 2008

Assets
Trading securities	$82,584	$—	$46,637	$35,947	$(853)

Available-for-sale securities	67,998	—	34,769	33,229	—
Liabilities
Time deposits (brokered certificates of deposit)	24,180	—	24,180	—	(13)
FHLB advances	26,361	—	—	26,361	(1,462)

					$(2,328)

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Trading Securities	FHLB Advances	AFS Securities

Beginning balance, January 1, 2009	$35,947	$26,361	$33,229
Transfers into Level 3	12,251	—	6,597
Sales, maturities or calls	(39,879)	—	(44,890)
Realized gains (losses) on assets	(859)	—	1,210
Unrealized gains (losses) on assets	—	—	496
Realized (gains) losses on liabilities	—	(600)
Purchases gains (losses) on assets	—	—	75,220

Ending balance, December 31, 2009	$7,460	$25,761	$71,862

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Trading Securities	FHLB Advances	AFS Securities

Beginning balance, January 1, 2008	$—	$—	$—
Transfers into Level 3	47,800	24,899	—
Sales, maturities or calls	(12,000)	—	—
Realized gains (losses) on assets	(853)		—
Realized (gains) losses on liabilities	—	1,462	—
Purchases gains (losses) on assets	1,000	—	32,125
Unrealized gains (losses) on assets	—	—	1,104

Ending balance, December 31, 2008	$35,947	$26,361	$33,229

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

For the assets and liabilities selected for fair value accounting, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. The market conditions have acted in a distressed manner due to the current banking conditions. As a result, certain instruments have been valued under a Level 3 approach using additional inputs to the valuation process. These inputs reflect market prices adjusted for normalized or non-distressed spreads on the bonds. As of December 31, 2009, the agency bonds, PCMOs and FHLB advance were valued under a Level 3 approach.
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
The following describes the valuation techniques used by Bankshares to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans Held For Sale — Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Bankshares records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years December 31, 2009 and 2008. Gains and losses on the sale of loans are recorded within gain on residential mortgage loan sales on the consolidated statements of operations.
Impaired Loans — Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Bankshares using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3. Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the consolidated statements of operations.
Other Real Estate Owned (OREO) — OREO is measured at fair value based on an appraisal conducted by an independent, licensed appraiser outside of Bankshares using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3.
The following table summarizes Bankshares’ financial and nonfinancial assets that were measured at fair value on a nonrecurring basis during the period ending December 31, 2009.

	Carrying Value at December 31, 2009
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)

Assets
Impaired loans	$3,759	$—	$3,759	$—
Other real estate owned (OREO)	$7,875	$—	$7,875	$—
Loans held for sale	$1,983	$—	$1,983	$—

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	Carrying Value at December 31, 2008
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Impaired loans	$4,895	$—	$4,895	$—
Other real estate owned (OREO)	$11,749	$—	$11,749	$—
Loans held for sale	$347	$—	$347	$—
The following describes the valuation techniques used by Bankshares to measure certain financial assets and liabilities not previously described in this note that are not recorded at fair value on a recurring or nonrecurring basis in the financial statements:

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Cash, Due from Banks and Federal Funds Sold — The carrying amount is a reasonable estimate of fair value.
Loans Receivable — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
Restricted Stock — The fair value is considered to be cost based on the underlying redemption provisions of the instruments
Accrued Interest — The carrying amounts of accrued interest approximate fair value.
Deposit Liabilities — The fair values disclosed for demand deposits (e.g., interest and noninterest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Short-Term Borrowings — The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analysis based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.
Trust Preferred Capital Notes — The fair value of Bankshares’ Trust Preferred Capital Notes, which are discussed in Note 13, are estimated using discounted cash flow analyses based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.
Off-Balance-Sheet Financial Instruments — The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.
The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:

Cash and due from banks	$26,671	$26,671	$12,205	$12,205
Federal funds sold	2,970	2,970	5,050	5,050
Trading securities	7,460	7,460	82,584	82,584
Avalable-for-sale securities	145,031	145,031	67,998	67,998
Restricted stock	6,318	6,318	5,305	5,305
Loans, net	353,761	357,158	361,620	362,483
Loans held for sale	1,983	1,983	347	347
Accrued interest receivable	2,578	2,578	3,801	3,801

Financial liabilities:
Noninterest-bearing deposits	$92,846	$92,846	$75,448	$75,448
Interest-bearing deposits	329,937	309,279	329,096	311,724
Interest-bearing deposits, at fair value	9,125	9,125	24,180	24,180
Short-term borrowings	47,290	47,013	40,711	40,255
FHLB advances	25,000	25,000	25,000	25,000
FHLB advances, at fair value	25,761	25,761	26,361	26,361
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	1,772	1,772	3,348	3,348
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

5.	TRADING SECURITIES
Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The following table reflects our trading securities and effective yield on the instruments as of the dates indicated:

	December 31, 2009		December 31, 2008
	Fair		Fair
	Value	Yield	Value	Yield

Trading securities:
U.S. government corporations and agencies	$3,536	5.08%	$70,333	4.15%
PCMOs	3,924	5.36%	12,251	5.42%

Total trading securities	$7,460	5.23%	$82,584	4.34%

At December 31, 2009 and 2008, trading securities with a carrying value of $4.6 million and $79.6 million, respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank advances, public deposits and for other purposes required or permitted by law. Proceeds from sales and calls of trading securities were $68.3 million and $30.8 million for the years ended December 31, 2009 and 2008, respectively.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
6.	INVESTMENT SECURITIES

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2009 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. government corporations and agencies	$49,482	$536	$(232)	$49,786
U.S. government agency CMOs	45,567	266	(216)	45,617
U.S. government agency MBS	10,251	214	(3)	10,462
PCMOs	21,884	299	(107)	22,076
Municipal securities	18,017	113	(1,040)	17,090

Total	$145,201	$1,428	$(1,598)	$145,031

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2008 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. government corporations and agencies	$32,125	$1,104	$—	$33,229
U.S. government CMOs	2,155	—	(3)	2,152
U.S. government agency MBS	8,594	42	(15)	8,621
PCMOs	6,441	516	—	6,957
Municipal securities	18,688	19	(1,668)	17,039

Total	$68,003	$1,681	$(1,686)	$67,998

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
There were no held-to-maturity investments as of December 31, 2009 or 2008.

The amortized cost and fair value of available-for-sale securities as of December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issues may have the right to call or prepay obligations without any penalties. Management expects these securities to prepay or be called prior to their contractual maturity.

	Amortized	Fair
	Cost	Value

Due after one year through five years	$321	$334
Due after five years through ten years	45,942	46,170
Due after ten years	98,938	98,527

Total	$145,201	$145,031

Proceeds from sales and calls of securities available for sale were $61.6 million, $7.4 million and $9.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Gross gains of $1.5 million, $28 thousand and $88 thousand and gross losses of $41 thousand, $74 thousand and $38 thousand were realized on these sales during 2009, 2008 and 2007, respectively. The tax provision (benefit) applicable to the net realized gain (loss) amounted to $513 thousand, ($16) thousand and $17 thousand, respectively.

At December 31, 2009 and 2008, available-for-sale securities with a carrying value of $127.4 million and $21.8 million, respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank advances, and public deposits and for other purposes required or permitted by law.

The following table is a presentation of the aggregate amount of unrealized loss in investment securities as of December 31, 2009 and 2008. The aggregate is determined by summation of all the related securities that have a continuous loss at year end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of year end.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
2009

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. government corporations and agencies	$28,243	$(232)	$—	$—	$28,243	$(232)
U.S. government agency CMOs & PCMOs	33,650	(323)	—	—	33,650	(323)
U.S. government agency MBS	2,572	(3)	—	—	2,572	(3)
Municipal securities	7,792	(293)	4,104	(747)	11,896	(1,040)

Total temporarily impaired investment securities:	$72,257	$(851)	$4,104	$(747)	$76,361	$(1,598)

Bankshares’ security portfolio is primarily comprised of fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities (formerly FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the writedown would be included in earnings as a realized loss

There are a total of 59 investment securities totaling $76.4 million that have an unrealized loss and considered temporarily impaired as of December 31, 2009. Management believes the unrealized losses noted in the table above are a result of current market conditions, interest rates and do not reflect on the ability of the issuers to repay the obligations. Bankshares does not intend to sell the investments and it is not likely that Bankshares will be required to sell the investments before recovery of the unrealized losses.

Bankshares’ investment in Federal Home Loan Bank (FHLB) stock totaled $4.9 million at December 31, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock in 2009, Bankshares does not consider this investment to be other-than-temporarily impaired as of December 31, 2009 and no impairment has been recognized.

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

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Bankshares to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2009 and December 31, 2008, management does not consider any of the unrealized losses to be other-than-temporarily impaired and no impairment charges have been recognized.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
7.	LOANS
Loans are summarized as follows at December 31:

	2009	2008

Real estate:
Residential real estate	$110,449	$92,764
Commercial real estate	153,314	154,929
Construction	50,140	71,771

Total real estate	313,903	319,464
Commercial	40,585	44,409
Consumer	4,892	3,498

Gross loans	359,380	367,371

Less: allowance for loan losses	(5,619)	(5,751)

Net loans	$353,761	$361,620

As of December 31, 2009 and 2008, there were $139 thousand and $102 thousand respectively in checking account overdrafts that were reclassified on the balance sheet as loans.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
8.	ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses are summarized as follows for the year ended December 31:

	2009	2008	2007

Balance, beginning of year	$5,751	$6,411	$4,377

Provision for loan losses	2,995	4,724	5,824

Loans charged off	(3,294)	(6,014)	(3,847)
Recoveries of loans charged off	167	630	57

Net charge-offs	(3,127)	(5,384)	(3,790)

Balance, end of year	$5,619	$5,751	$6,411

Impaired loans and non-accrual loans are summarized as follows for the year ended December 31:

	2009	2008	2007

Impaired loans without a valuation allowance	$367	$—	$1,310
Impaired loans with a valuation allowance	5,254	4,895	18,700

Total impaired loans	$5,621	$4,895	$20,010

Valuation allowance related to impaired loans	$1,495	$1,148	$2,163

Total loans past due 90 days and still accruing	$—	$90	$—

Average investment in impaired loans	$6,244	$27,975	$17,752

Interest income recognized on impaired loans	$269	$553	$1,296

Interest income recognized on a cash basis on impaired loans	$269	$553	$1,296

There were no non-accrual loans excluded from impaired loan disclosures as of December 31, 2009, 2008 and 2007. No additional funds are committed to be advanced in connection with impaired loans.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
9.	OTHER REAL ESTATE OWNED
The table below reflects Other Real Estate Owned (OREO) as of the periods indicated:

	Year Ended December 31,
	2009	2008
Balance of beginning of year	$11,749	$4,277
Properties acquired at foreclosure	3,602	17,706
Capital improvements on foreclosed properties	55	915
Sales on foreclosed properties	(5,873)	(8,039)
Valuation adjustments	(1,658)	(3,110)

Balance at end of year	$7,875	$11,749

Expenses applicable to OREO include the following:

	Year Ended December 31,
	2009	2008	2007
Net loss on sales of OREO	$33	$120	$—
Provision for losses	1,658	3,110	—
Operating expenses	671	759	60

Total OREO related expenses	$2,362	$3,989	$60

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
10.	INTANGIBLE ASSETS AND GOODWILL
On December 29, 2009, Bankshares sold AIA, as a result of the sale Bankshares does not have any intangible assets or goodwill as of December 31, 2009.

The table below reflects the net carrying amount for the intangible assets and goodwill balances for the insurance agencies, which were Bankshares’ only intangible assets and goodwill, at December 31, 2008:

	Intangible Assets	Goodwill
	December 31,	December 31,
	2008	2008

Balance, beginning of period	$2,667	$3,869

Amortization expense	(336)	—
Impairment charge	—	(300)

Balance, end of period	$2,331	$3,569

Goodwill related to the AIA acquisitions was tested for impairment on an annual basis or more frequently if events or circumstances warranted. In 2008, an impairment charge of $300 thousand was recorded.
11.	PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows at December 31:

	2009	2008

Leasehold improvements	$1,726	$1,300
Furniture, fixtures and equipment	5,461	5,084

	7,187	6,384

Less: accumulated depreciation and amortization	(5,149)	(4,496)

Premises and equipment, net	$2,038	$1,888

Depreciation and amortization charged to operations in 2009, 2008 and 2007 totaled $737 thousand, $805 thousand, and $821 thousand, respectively.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
12.	FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2009, we had a credit line of $127.0 million with the Federal Home Loan Bank of Atlanta. In order to borrow under the arrangement we secure the borrowings with investment securities and loans. As of December 31, 2009, we pledged available-for-sale investment securities and trading securities with a par value of $97.5 million and loans with a value of $207.1 million to facilitate current and future transactions.

Bankshares has two convertible advances, both of which have converted under the terms of the agreement with the FHLB. One advance is accounted for on a fair value accounting basis and one advance is accounted for on a cost basis.
At December 31, 2009 and December 31, 2008, the convertible FHLB advance accounted for on a cost basis had value of $25.0 million and matures in 2012. The weighted average interest rate on long-term FHLB advances accounted for on a cost basis was 0.31% and 2.21% as of December 31, 2009 and 2008, respectively. The advance was converted by FHLB in May 2008 from a fixed rate to a floating rate.
At December 31, 2009 and December 31, 2008, the convertible FHLB advance accounted for on a fair value accounting basis had a par value of $25.0 million and matures in 2021. The weighted average interest rate on long-term FHLB advances accounted for on a fair value basis was 3.99% and 1.42% as of December 31, 2009 and 2008, respectively. The advance was converted by the FHLB in February 2009 from a floating rate to a fixed rate.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
13.	TRUST PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time since June 30, 2008. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date and has been fully amortized. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Securities, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. During the quarter ended September 30, 2009 and the quarter ended December 31, 2009, Bankshares elected to defer the interest payments due September 8, 2009 and December 8, 2009, as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. The base interest rate as of December 31, 2009 was 3.40% compared to 5.15% as of December 31, 2008.

All or a portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At December 31, 2009 and December 31, 2008, the entire amount was considered Tier 1 capital.
14.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2009	2008	2007

Current	$(2,425)	$(2,457)	$(85)
Deferred tax expense (benefit)	102	(2,397)	(1,579)

Income tax (benefit)	$(2,323)	$(4,854)	$(1,664)

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2009	2008	2007

Computed at the expected statutory rate	$(2,285)	$(4,717)	$(1,532)
Tax exempt income, net	(239)	(246)	(232)
Other	201	109	100

Income tax expense (benefit)	$(2,323)	$(4,854)	$(1,664)

Deferred Taxes. Bankshares has recorded a deferred tax asset for the period ended December 31, 2009. In accordance with ASC 740-10, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the tax benefit generated by net operating losses depends upon the existence of sufficient taxable income within the applicable carryback and carryforward periods. Bankshares periodically assesses the need to establish, increase, or decrease a valuation allowance for deferred tax assets.
Bankshares is in a three year cumulative loss position as of December 31, 2009. As a result of this position Bankshares hired an independent consultant to analyze our deferred tax position and to consider the need for the valuation allowance. The analysis considered various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted. We considered positive evidence such as previous earnings patterns, the recent history of loan charge-offs, nonperforming assets, OREO expenses, multiyear business projections and the potential realization of net operating loss, (NOL) carry forwards within the prescribed time periods. In addition, we considered tax planning strategies that would impact the timing and extent of taxable income. The projected performance metrics over the period of NOL recognition indicates that it is more likely than not that Bankshares will have sufficient taxable income to recognize the deferred tax assets as of December 31, 2009. As part of the projected performance analysis, we stressed tested the performance in several different scenarios. In all scenarios, Bankshares generated sufficient taxable income to recognize the deferred tax asset over a reasonable time horizon. Furthermore, the NOL embedded in the deferred tax assets is expected to be fully realized by 2013. Therefore, Bankshares has concluded that a valuation allowance for deferred tax assets is not necessary as of December 31, 2009.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The components of the net deferred tax assets and liabilities are as follows:

	2009	2008
Deferred tax assets:
Bad debt expense	$1,911	$1,955
Deferred rent	25	32
Unrealized loss on available for sale securities	58	—
Depreciation and amortization	11	107
Other real estate owned	1,478	1,137
Net operating loss carryforward	1,625	1,405
Other	111	339
Fair value adjustment	532	1,017

	5,751	5,993

Deferred tax liabilities:
Deferred loan costs, net	116	126
Other	41	228

	157	354

Net deferred tax assets	$5,594	$5,638

On November 6, 2009, a new law was enacted that changes the rules and regulations for NOL carrybacks for large corporations (as defined by the Internal Revenue Service (IRS)). The new rules allow for a carryback period of five years. Bankshares has filed the appropriate tax forms seeking a refund of $3.9 million. In early 2010, Bankshares received approximately $3.4 million of the refund the remaining amounts due are related to alternative minimum taxes and we anticipate a full refund of the alternative minimum taxes paid.
Bankshares files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, Bankshares is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
15.	OPERATING EXPENSES

The components of other operating expenses for the years ended December 31, were as follows:

	2009	2008	2007

Business development	$557	$621	$704
Office expense	624	772	882
Bank operations expense	339	309	358
Data processing	828	796	723
Professional fees	1,775	1,832	1,748
FDIC insurance	2,239	605	168
Other	1,770	1,459	1,502

Total	$8,132	$6,394	$6,085

16.	RELATED PARTY TRANSACTIONS AND LETTERS OF CREDIT
Bankshares grants loans and letters of credit to its executive officers, directors and their affiliated entities. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features. The aggregate amount of such loans outstanding at December 31, 2009 and 2008 was approximately $2.5 million and $1.9 million, respectively. During 2009, new loans and line of credit advances to such related parties amounted to $1.3 million in the aggregate and payments amounted to $743 thousand in the aggregate.

Bankshares also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2009 and 2008 amounted to $2.1 million and $2.5 million, respectively.
17.	COMMITMENTS AND CONTINGENCIES
As a member of the Federal Reserve System, Bankshares is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2009 and 2008, the aggregate amounts of daily average required balances were $11.2 million and $5.1 million, respectively.

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. Bankshares does not anticipate losses as a result of these transactions. See Note 20 with respect to financial instruments with off-balance-sheet risk. Bankshares is obligated under several operating leases, with initial terms of three to ten years, for its office locations and branch sites.

Total rental expense for the occupancy leases for the years ended December 31, 2009, 2008 and 2007 was $2.0 million, $1.5 million, and $1.5 million, respectively. Bankshares also leases office equipment and vehicles pursuant to operating leases with various expiration dates. Total rental expense for office equipment and vehicles for the years ended December 31, 2009, 2008 and 2007 was $105 thousand, $183 thousand and $174 thousand, respectively.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
Bankshares leases office space for nine of its branch locations and corporate headquarters location. These non-cancelable agreements, which expire through March 2019, in some instances require payment of certain operating charges. At December 31, 2009, minimum annual rental commitments under these leases (in thousands) are as follows:

2010	$1,927
2011	1,984
2012	1,902
2013	1,658
2014	1,358
Thereafter	3,609

Total	$12,438

Bankshares has made a decision to exit the Fredericksburg, Virginia market place and is actively attempting to sublease the facilities under various lease agreements in the Fredericksburg, Virginia market. Bankshares has recorded a liability of $182 thousand as of December 31, 2009 for the present value of the potential differential between the contractual rental obligations and potential subleasing income.
18.	SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the year ended December 31:

	2009	2008	2007

Supplemental Disclosures of Cash Flow Information:
Interest paid during the year	$14,357	$16,082	$21,097

Income taxes paid during the year	$—	$—	$1,575

Supplemental Disclosures of Noncash Activities:
Fair value adjustment for securities	$(164)	$261	$3,798

Transfer of loans to foreclosed assets	$3,602	$17,706	$4,901

19.	DEPOSITS
The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2009 and 2008 was $59.1 million and $36.3 million, respectively. Brokered deposits totaled $137.4 million and $207.5 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, the scheduled maturities of time deposits are as follows:

2010	$182,205
2011	69,731
2012	5,851
2013	1,547
2014	3,649

Total	$262,983

Bankshares has made a special effort to obtain deposits from title and mortgage loan closing companies.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
These balances represent a substantial portion of our non-interest bearing deposits, which creates a real estate industry concentration.

Certificates of deposit with a face value of $9.1 million and $23.7 million are carried at fair value of $9.1 million and $24.2 million as of December 31, 2009 and 2008, respectively.
20.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
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

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2009	2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$44,854	$44,794
Standby letters of credit	2,630	3,608
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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
At December 31, 2009, Bankshares had no rate lock commitments to originate mortgage loans and loans held for sale of $2.0 million. It is management’s intent to enter into corresponding commitments, on a best-efforts basis, to sell these loans to third-party investors.

From time to time Bankshares will enter into forward purchase agreements for investment securities. These purchases generally will settle within 90 days of the end of the reporting period. As of December 31, 2009, Bankshares had no forward purchase commitments.

Bankshares maintains cash accounts and Federal funds sold in other commercial banks. The amount on deposit with correspondent institutions, including Federal funds sold at December 31, 2009, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $3.0 million.
21.	SIGNIFICANT CONCENTRATIONS
Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. Commercial real estate loans are 42.7% of the total gross loan portfolio as of December 31, 2009 and total real estate loans are 87.3% of the total gross loan portfolio as of December 31, 2009. The impact of this concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.
22.	EMPLOYEE BENEFITS
Bankshares has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate immediately on employment provided they are age 21 or older. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. Bankshares currently matches 50% of the first 2% of employee contributions up to 1%. In 2008 and 2007, Bankshares matched 50% of the first 6% of employee contributions up to 3%. Matching contributions totaled $45 thousand, $115 thousand and $146 thousand, for the years ended December 31, 2009, 2008 and 2007, respectively. Bankshares may also make, but is not required to make, a discretionary contribution for each participant. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. No discretionary contributions were made by Bankshares during the years ended December 31, 2009, 2008 and 2007.
23.	REGULATORY MATTERS
Federal and state banking regulations place certain restrictions on cash dividends paid and loans or advances made by the Bank to Bankshares. The total amount of dividends which may be paid at any date is generally limited to a portion of retained earnings as defined. As of December 31, 2009, no funds were available to be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval. As of December 31, 2009, 2008 and 2007, no cash dividends were declared.

As a member of the Federal Reserve Bank system, the Bank is required to subscribe to shares of $100 par value Federal Reserve Bank stock equal to 6% of the Bank’s capital and surplus. The Bank is only required to pay for one-half of the subscription. The remaining amount is subject to call when deemed necessary by the Board of Governors of the Federal Reserve.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that Bankshares and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Bankshares’ and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are also presented in the table.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)
Consolidated	$47,225	11.6%	$32,479	8.0%	N/A	N/A
Alliance Bank Corporation	$46,463	11.5%	$32,408	8.0%	$40,510	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$42,154	10.4%	$16,240	4.0%	N/A	N/A
Alliance Bank Corporation	$41,392	10.2%	$16,204	4.0%	$24,306	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$42,154	7.1%	$23,874	4.0%	N/A	N/A
Alliance Bank Corporation	$41,392	7.0%	$23,661	4.0%	$29,576	5.0%

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)
Consolidated	$46,630	10.9%	$34,326	8.0%	N/A	N/A
Alliance Bank Corporation	$45,987	10.7%	$34,266	8.0%	$42,833	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$41,271	9.6%	$17,163	4.0%	N/A	N/A
Alliance Bank Corporation	$40,628	9.5%	$17,133	4.0%	$25,700	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$41,271	7.6%	$22,172	4.0%	N/A	N/A
Alliance Bank Corporation	$40,628	7.4%	$21,906	4.0%	$27,382	5.0%

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
24.	STOCK OPTION PLAN
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
The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	December 31,
	2009	2008	2007

Dividend yield	0.00%	0.00%	0.00%
Expected life	5.00 years	5.00 years	6.69 years
Expected volatility	55.86%	25.27%	21.92%
Risk-free interest rate	2.00%	3.33%	4.42%
The expected volatility is based on historical volatility. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on Bankshares’ history and expectation of dividend payouts.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
A summary of the status of Bankshares stock option plan is presented below:

	2009			2008		2007
		Weighted			Weighted		Weighted
		Average	Average		Average		Average
	Number of	Exercise	Intrinsic*	Number of	Exercise	Number of	Exercise
	Shares	Price	Value	Shares	Price	Shares	Price

Outstanding at January 1	898,998	$9.57		932,667	$9.80	858,281	$8.96
Granted	31,000	2.21		9,000	2.99	207,000	11.47
Forfeited	(1,725)	13.04		(42,669)	13.12	(36,223)	14.50
Exercised	—	—		—	—	(96,391)	4.18
Expired	(241,681)	3.87		—	—	—	—

Outstanding at December 31	684,005	$11.27	$—	898,998	$9.57	932,667	$9.80

Exercisable at end of year	515,235	$11.89	$—	680,570	$8.94	650,958	$8.76

Weighted-average fair value per option of options granted during the year	$0.89			$0.87		$3.99

*	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on changes in the market value of Bankshares’ stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

\

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
The status of the options outstanding at December 31, 2009 is as follows:

Options Outstanding			Options Exercisable
	Weighted
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Number	Exercise
Outstanding	Life	Price	Exercisable	Price
10,350	2 years	$4.25	10,350	$4.25
53,389	3 years	$4.61	53,389	$4.61
139,581	4 years	$9.56	139,581	$9.56
136,275	5 years	$16.39	136,275	$16.39
102,235	6 years	$13.94	102,235	$13.94
5,175	7 years	$16.28	3,105	$16.28
197,000	8 years	$11.36	68,950	$11.36
9,000	9 years	$2.99	1,350	$2.99
31,000	10 years	$2.21	—	$—

684,005	5.9 years	$11.27	515,235	$11.89

25.	EARNINGS (LOSS) PER SHARE

The earnings per share, basic and diluted for the years ended December 31, 2009, 2008 and 2007 were based on average shares of 5,106,819, 5,106,819 and 5,386,187. Average shares of 782,736, 915,558 and 459,240 have been excluded from the earnings (loss) per share calculation for 2009, 2008 and 2007, respectively, because their effects were anti-dilutive.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
26.	PARENT ONLY FINANCIAL INFORMATION
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Cash	$424	$301
Investment in subsidiaries	42,372	46,525
Other assets	878	746

Total assets	$43,674	$47,572

Liabilities
Trust preferred capital notes	$10,310	$10,310
Other liabilities	230	95

Total liabilities	$10,540	$10,405

Stockholders’ Equity
Common stock	$20,427	$20,427
Capital surplus	25,835	25,364
Retained earnings (deficit)	(13,016)	(8,620)
Accumulated other comprehensive (loss), net	(112)	(4)

Total stockholders’ equity	$33,134	$37,167

Total liabilities and stockholders’ equity	$43,674	$47,572

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Interest Income	$13	$—	$—

Expenses
Interest expense	$415	$671	$929
Professional fees	54	51	195
Other expense	76	98	108

Total expense	$545	$820	$1,232

Loss before income tax (benefit) and undistributed (loss) of subsidiaries	$(532)	$(820)	$(1,232)

Income tax (benefit)	(181)	(278)	(419)

Loss before undistributed (loss) of subsidiaries	$(351)	$(542)	$(813)

Undistributed (loss) of subsidiaries	(4,045)	(8,478)	(2,031)

Net (loss)	$(4,396)	$(9,020)	$(2,844)

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements
ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)
Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007

	2008	2008	2007
Cash Flows from Operating Activities
Net (loss)	$(3,725)	$(9,461)	$(3,543)
Net income (loss) from discontinued operations	(671)	441	699
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Undistributed (income) loss of subsidiaries	4,045	8,478	2,031
Stock-based compensation expense	471	282	282
Increase in other assets	(132)	(15)	(132)
Increase in accrued expenses	135	7	498

Net cash provided by (used in) operating activities	123	(268)	(165)

Cash Flows from Financing Activities
Net proceeds from issuance of common stock	—	—	588
Common stock repurchased	—	—	(6,693)

Net cash (used in) financing activities	—	—	(6,105)

Cash and Cash Equivalents
Net increase (decrease) in Cash and Cash Equivalents	123	(268)	(6,270)
Beginning of Year	301	569	6,839

End of Year	$424	$301	$569

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

27.	SEGMENT REPORTING
On December 29, 2009, Bankshares sold AIA, thus discontinuing our insurance agency segment. Thus Bankshares had no reportable segments compared to multiple reportable segments in 2008 and 2007.
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
The commercial banking segment provides the mortgage banking segment with the short term funds needed to originate mortgage loans through a warehouse line of credit and charges the mortgage banking segment interest based on a premium over its cost to borrow funds. These transactions were eliminated in the consolidation process in 2007.
On December 27, 2006, Bankshares announced it would no longer offer mortgage banking operations via AHF mortgage banking unit. Alliance Bank Mortgage Division (ABMD) was created as a small team of bankers servicing clients and some additional third party business within the Bank. As the business of AHF winds down the volume of loans originated was reduced. Management made the strategic decision to incorporate mortgage activities into the bank’s overall loan department. The 2009 and 2008 results are included in the Bank results as this is a small component of the overall bank results.
The following table present segment information for the year ended December 31, 2007:

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

	2007
	Commercial	Mortgage		Consolidated
	Banking	Banking	Eliminations	Totals
Revenues:
Interest income	$38,330	$441	$(419)	$38,352
Gain on sale of loans	—	1,059	—	1,059
Insurance commissions	—	—	—
Net loss on trading activities	(2,672)	—	—	(2,672)
Other	524	—	—	524

Total operating income	36,182	1,500	(419)	37,263

Expenses:
Interest expense	20,880	419	(419)	20,880
Provision for loan loss	5,824	—	—	5,824
Salaries and employee benefits	6,489	737	—	7,226
Other	8,435	469	—	8,904

Total operating expenses	41,628	1,625	(419)	42,834

Income (loss) before income taxes	$(5,446)	$(125)	$—	$(5,571)

Total assets	$541,198	$2,621	$(4,514)	$539,305

Capital expenditures	$546	$—	$—	$546

28.	SUBSEQUENT EVENTS
Bankshares evaluated subsequent events that occurred after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provided evidence about conditions that did not exist at the date of the balance sheet but arose after that date.
On January 28, 2010, the Board of Directors named a new Interim President and Chief Executive Officer. On May 4, 2010, the Board of Directors named the Interim President and Chief Executive Officer to the permanent position of President and Chief Executive Officer. The Bank is responsible for the remaining portion of the prior President and Chief Executive Officer’s employment contract. It is anticipated that the Bank will owe the prior President and Chief Executive Officer compensation of approximately $364 thousand or 15 months of compensation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Disclosure Controls and Procedures. Bankshares has disclosure controls and procedures to ensure that the information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and regulations, and that such information is accumulated and communicated to Bankshares’ management, including Bankshares’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Bankshares’ management evaluated, with the participation of its Chief Executive Officer and the Chief Financial Officer, the effectiveness of Bankshares’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Bankshares’ disclosure controls and procedures were not effective as of December 31, 2009 solely because Bankshares did not file this Annual Report on Form 10-K on a timely basis as a result of requiring additional time to research and complete certain disclosures contained in this Annual Report.
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
Management assessed the effectiveness of Bankshares’ internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that, as of December 31, 2009, Bankshares’ internal control over financial reporting was effective based on those criteria.
     This annual report does not include an attestation report of Bankshares’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Bankshares’ registered public accounting firm pursuant to temporary rules of the SEC that permit Bankshares to provide only management’s report in this annual report.

     Changes in Internal Controls. There were no changes in Bankshares’ internal control over financial reporting during Bankshares’ quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting.
Item 9B. Other Information
     None.
PART III.
     For purposes of this Part III, unless the context indicates otherwise, references to “we,” “us”, “our” and “Alliance” refer to Bankshares and Alliance Bank Corporation (the Bank) collectively, and references to the “Board of Directors” or “Board” refer to the Board of Directors of Bankshares.
Item 10. Directors, Executive Officers and Corporate Governance
Information About Directors
     The table below shows the current members of the Board of Directors of Bankshares, their ages as of May 15, 2010, the year they first became a director and their business experience during the past five years. In addition, the table below also shows the specific experience, qualifications, attributes and skills that led the Board of Directors of Bankshares to conclude that each person should serve as a director of Bankshares.

	Director	Principal Occupation
Name (Age)	Since(1)	During Past Five Years
Oliver T. Carr, III (45)	2007	Mr. Carr has served as President and CEO of Carr Properties, which is the operating group owned by the Commingled Pension Trust Fund of JPMorgan Chase Bank, N.A. since 2007. Carr Properties manages 3.6 million net rental square feet of commercial office properties in the metropolitan Washington, D.C. area. Mr. Carr was also the founder, President and CEO of Columbia Equity Trust, a publicly traded REIT, and served as Chairman of the Board from 2005 to 2007. Mr. Carr has a long history of community service in the Washington, D.C. area. He holds a Masters degree in Real Estate Development from MIT and a Bachelors degree from Trinity College and resides in Potomac, Maryland. He serves on the nominating committee. Mr. Carr serves as a Class B director, with a term expiring at the 2010 Annual Meeting of Shareholders. As a result of Mr. Carr’s extensive real estate and business experience, Mr. Carr provides the Board of Directors with invaluable insights on local business and commercial property trends. Mr. Carr also leverages his management experience to enhance the Board’s decision-making and oversight processes.

William E. Doyle, Jr. (56)	2010	Mr. Doyle became the President and Chief Executive Officer of Bankshares and the Bank in May 2010, after serving as Interim President and

	Director	Principal Occupation
Name (Age)	Since(1)	During Past Five Years
		Chief Executive Officer of Bankshares and the Bank since January 2010. Mr. Doyle served as President, Chief Executive Officer and an organizing director of Monument Financial Services, LLC from 2008 through 2009, where he led an organizing group in efforts to form a new community bank in the Richmond, Virginia area. Mr. Doyle also served as President, Chief Executive Officer and an organizing director of Frontier Community Bank (In Organization) in Augusta County, Virginia during 2006 and 2007, as Interim President, Chief Executive Officer and as a director of Citizens Bancorp of Virginia, Inc. in 2004 and 2005, and as President, Chief Executive Officer and Director of Guaranty Financial Corporation and Guaranty Bank from 2001 to 2004. Prior to 2001, Mr. Doyle served as Senior Vice President of Retail Banking and Mortgage Banking of the Middleburg Bank and as Corporate Senior Vice President and Director of Marketing of the Consumer Finance Group of Crestar Bank. Mr. Doyle has served on the boards of directors of the Virginia Bankers Association Management Services Corporation, the Virginia Bankers Association Benefits Corporation and Bankers Insurance LLC. Mr. Doyle holds a Masters degree in Business Administration from Duke University and earned a Bachelor of Science in Business Administration degree from Old Dominion University. Mr. Doyle serves as a Class B director, with a term expiring at the 2010 Annual Meeting of Shareholders. Drawing from his extensive banking and bank organization experience, Mr. Doyle brings comprehensive knowledge of banking operations and the regulation of depositary institutions to the Board of Directors. Mr. Doyle also contributes his significant corporate governance experience which he has developed serving both banking and nonprofit organizations.

William M. Drohan (54)	1997	Mr. Drohan is a resident of Great Falls, Virginia, and is the President of the Drohan Management Group, an association management and consulting firm. In April 2009, Mr. Drohan was appointed Chairman of the Board of Directors. In addition, he chairs the ALCO committee and serves on the audit and nominating committees. Mr. Drohan formerly served as Executive Director of the National Association of State

	Director	Principal Occupation
Name (Age)	Since(1)	During Past Five Years
		Credit Union Supervisors. He also serves on the board of directors of the Consultants Section of American Society of Association Executives and formerly served on the Board of Advisors to the George Washington University School of Business Mr. Drohan holds BS and MBA degrees. Mr. Drohan serves as a Class B director, with a term expiring at the 2010 Annual Meeting of Shareholders. Mr. Drohan has an extensive understanding of the financial services industry and provides the Board of Directors key insights for assessing and managing risks and formulating corporate strategy. Mr. Drohan’s consulting experience offers the Board unique and valuable analytical and problem-solving techniques.

Donald W. Fisher, PhD (64)	2009	Dr. Fisher has served as the President and Chief Executive Officer of the American Medical Group Association (AMGA) since October 1980. Dr. Fisher also serves as Chairman of the Board of AMGA’s subsidiary Anceta, LLC. Dr. Fisher’s other AMGA-related offices include Secretary/Treasurer of the American Medical Group Foundation, Treasurer of the American Medical Group Association Political Action Committee, and President and Chief Executive Officer of the American Medical Group Corporation. Prior to joining the AMGA, Dr. Fisher served as the Executive Director of the American Academy of Physician Assistants in Alexandria, Virginia. Dr. Fisher serves on the Boards of Directors for the Disease Management Association of America, the Council of Accountable Physician Practices and the American International Health Alliance. Dr. Fisher earned a BS degree from Millsaps College, MS and PhD degrees from the University of Mississippi School of Medicine, and completed the Group Practice Executive Manager’s Institute at the Wharton School of Business. Dr. Fisher resides in Alexandria, Virginia. Dr. Fisher serves as a Class A Director with a term expiring at the 2012 Annual Meeting of Shareholders. Through over 30 years of experience with AMGA, Dr. Fisher has developed extensive executive management knowledge that provides the Board of Directors with a unique perspective on corporate governance and corporate strategy.

	Director	Principal Occupation
Name (Age)	Since(1)	During Past Five Years
Lawrence N. Grant, CLUR, CPCU (70)	1996	Mr. Grant founded the Independent Insurance Center, Inc., which writes property and casualty, bonding, life and health coverage for commercial and personal clients, specializing in contractors, restaurants, auto services, and high tech companies, with offices in Leesburg and Winchester, Virginia. Mr. Grant is also President of Fire Mark Insurance Associates, Inc. and is the Vice-President of Associated Risk Managers of Virginia, Inc. Mr. Grant resides in Leesburg, Virginia. Mr. Grant serves as a Class C director, with a term expiring at the 2011 Annual Meeting of Shareholders. Mr. Grant has developed extensive risk assessment and risk management expertise that contributes a vital perspective to the Board’s oversight and risk management processes. Mr. Grant has served on the Board of Directors for 14 years and possesses a strong understanding of Bankshares’ history, business, organization and challenges in the current economic environment.

Serina Moy (53)	1997	Ms. Moy is a resident of Silver Spring, Maryland and is a principal in Moy, Cheung & Company, a local accounting firm. She became an NTPI Master in Taxation in 2002. Ms. Moy is the chairperson of the audit committee. She also serves on the compensation and nominating committees. She has been determined to be the Board of Directors’ audit committee financial expert. She is a member of an IRS Focus Group working on improving IRS programs and services, a member of the advisory council to the SBA, a member of the AICPA and NAEA Task Force and was an advisor to the Federal Government Single Web Site on the Internet. Ms. Moy serves as advisory counsel for a number of Chinese trade and non-profit organizations in the United States. Ms. Moy serves as a Class C director, with a term expiring at the 2011 Annual Meeting of Shareholders. Ms. Moy brings to the Board of Directors broad experience and expertise in accounting and auditing matters. Through her experience with IRS programs, Ms. Moy has also developed specialized tax knowledge that serves a critical role in the Board’s financial decision making process.

George S. Webb (68)	1997	Mr. Webb is a resident of Fairfax, Virginia and is the managing member of Airston East, a home building a real estate development company

	Director	Principal Occupation
Name (Age)	Since(1)	During Past Five Years
		based in Easton, Maryland. Mr. Webb also is the former owner and former President of the Airston Group, a home building company dedicated to construction of quality homes and personal attention to their homeowners in Fairfax and Prince William Counties and the City of Alexandria. He chairs the loan committee and serves on the compensation and nominating committees. The Airston Group, which Mr. Webb started in 1976, has won several awards for quality, design and innovation. Mr. Webb is very active in Northern Virginia real estate and is a member of the Northern Virginia Building Association and the National Association of Home Builders. Mr. Webb serves as a Class B director, with a term expiring at the 2010 Annual Meeting of Shareholders. Through his leadership of the Airston Group, Mr. Webb has developed extensive knowledge of development and financing activities in the Northern Virginia real estate market, a market of critical importance to Bankshares. Mr. Webb also contributes extensive relationships and contacts in the real estate business in Bankshares’ principal market areas.

Robert G. Weyers (75)	1996	Mr. Weyers is the former owner and former President of KBR Corporation, a commercial and industrial renovation company doing business in the Washington, D.C. metropolitan area, which he sold in 2003. He chairs the compensation committee and serves on the nominating and audit committees. Mr. Weyers resides in Fairfax Station, Virginia. Mr. Weyers serves as a Class A director, with a term expiring at the 2012 Annual Meeting of Shareholders. Through managing KBR Corporation, Mr. Weyers has developed extensive executive management and entrepreneurial experience that contributes to the Board’s strategic business analysis and decision-making.

(1)	Dates prior to 2003 refer to the year in which the director was first elected to the Board of Directors of Alliance Bank Corporation (a predecessor corporation to Bankshares).

Information About Executive Officers
     Information regarding Mr. Doyle, President and Chief Executive Officer is presented in the table above. The table below shows the other current executive officers of Bankshares, their ages as of May 15, 2010, and their business experience during the past five years.
     Paul M. Harbolick, Jr., CPA (50), is the Executive Vice President and Chief Financial Officer. Mr. Harbolick has 28 years of financial management experience. He served as Senior Vice President and Chief Financial Officer of Alliance Bank Corporation from October 1999, and of Alliance Bankshares Corporation since it was formed in May 2003, until September 2003, when he became Executive Vice President and Chief Financial Officer of both companies. He served as an Accounting Manager for Freddie Mac from March 1997 to October 1999. He was a Vice President with George Mason Bank from 1995 to 1997. Mr. Harbolick currently serves on the Board of Directors of INOVA Health System and on various committees of INOVA Health System.
     Frank H. Grace, III (51), is an Executive Vice President. He oversees the Private Client Services offered by Alliance Bank Corporation. Mr. Grace joined Alliance Bank Corporation in December 1999 to oversee the bank’s wealth management program. He has served as Senior Vice President of Alliance Bank Corporation from December 1999 and of Alliance Bankshares Corporation since it was formed in May 2003 until his promotion in 2007. He was appointed President of Alliance Home Funding in February 2005 and served in that role until December 2006, when the operations of the company were restructured. Mr. Grace has over 30 years of banking experience. Prior to joining Alliance, he spent 15 years with Wachovia Corporation and its predecessor organizations as a Vice President and Principal working in wealth management, cash management and retail programs. Mr. Grace is licensed under a Series 24, 63, 66 and 7 arrangement to offer securities and brokerage advice to customers under a dual employment agreement with Linsco Private Ledger. He serves as a trustee of the Fairfax County Uniformed Retirement Board. In addition, he is active in a number of civic and nonprofit organizations.
     Craig W. Sacknoff (60) is an Executive Vice President in charge of Residential Real Estate Finance. He has worked for Alliance Bank Corporation since July 1998. He became a Senior Vice President of Alliance Bank Corporation when it opened in November 1998 and of Alliance Bankshares Corporation when it was formed in May 2003 and served in that capacity until his promotion in 2007. Mr. Sacknoff served as Vice President/Commercial Lending of Patriot National Bank from 1991 to 1998. Mr. Sacknoff has over 38 years of experience in banking including commercial, real estate, construction, mortgage and retail positions.
     John B. McKenney, III (56), is a Senior Vice President and Chief Credit Officer. He joined Alliance Bank Corporation in February 2004. Prior to joining Alliance Bankshares Corporation, Mr. McKenney served as Executive Vice President and officer in charge of the Specialized Corporate Banking Division at Signet Bank in Virginia. Mr. McKenney also served as President and CEO of Signet Bank for the Washington, D.C. regional area. In addition, he is active in a number of nonprofit organizations and serves as an advisory board member. Mr. McKenney has over 30 years of corporate banking experience.

Legal Proceedings and Family Relationships
     The Board of Directors is not aware of any involvement in legal proceedings that would be material to an evaluation of the ability or integrity of any director or executive officer. The Board of Directors is not aware of any family relationship between any director or executive officer.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires directors, executive officers, and any 10% or greater beneficial owners of Bankshares’ common stock to file reports concerning their ownership of and transactions in Bankshares’ common stock. Based on a review of the reports of changes in beneficial ownership of common stock and written representations made to Bankshares, Bankshares believes that its directors and executive officers complied with all filing requirements under Section 16(a) of the Exchange Act with respect to 2009, with the following exceptions: Dr. Fisher filed his Form 3 relating to his appointment to Bankshares’ Board of Directors late; Mr. Grace reported one transaction late on a Form 5; Mr. Webb filed two late Forms 4 reporting three transactions late; and Mr. Young, Bankshares’ former President and Chief Executive Officer, filed one late Form 4 during the year to report two transactions late.
Code of Ethics
     Bankshares has adopted a Code of Ethics (Code) that applies to its directors, executives and employees including the principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. This Code is posted on the homepage of our Internet website at http://www.alliancebankva.com under “Code of Ethics.” We will provide a copy of the Code to any person without charge upon written request to Alliance Bankshares Corporation, c/o Corporate Secretary, 14200 Park Meadow Drive, Suite 200S, Chantilly, Virginia 20151. We intend to provide any required disclosure of any amendment to or waiver from the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on http://www.alliancebankva.com under “Code of Ethics” promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference in this report and should not be considered part of this or any other report that we file or furnish to the SEC.
Audit Committee
     Bankshares has a separately designated standing Audit Committee established in accordance with the rules and regulations promulgated under the Exchange Act. Current members of the Audit Committee are Messrs. Drohan and Weyers and Ms. Moy. The Board of Directors has determined that all of the members of the Audit Committee satisfy the independence and financial literacy requirements for audit committee members under the NASDAQ Stock Market (“Nasdaq”) listing standards and applicable SEC regulations. In addition, at least one member of the Audit Committee has past employment experience in finance or accounting or comparable experience which results in the individual’s financial sophistication. The Board of Directors has also determined that Ms. Moy, chairperson of the Audit Committee, qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC, promulgated pursuant to the Sarbanes-Oxley Act of 2002.
Item 11. Executive Compensation
EXECUTIVE COMPENSATION
     In this discussion, we give an overview and analysis of our compensation program and policies. Included in this discussion are certain tables containing specific information about the compensation earned or paid in 2008 and 2009 to the following named executive officers: (i) the individual who served as Chief Executive Officer of Bankshares during 2009, (ii) the individual who served as Chief Financial Officer during 2009, (iii) the next three most highly compensated executive officers of Bankshares who received total compensation of $100,000 or more during the fiscal year ended December 31, 2009, and (iv) one former executive officer who would have been included in (iii) if he had been employed by Bankshares at the end of the fiscal year.
     During 2009, Thomas A. Young, Jr. served as President and Chief Executive Officer of Bankshares, and references in the following discussion to actions of the Chief Executive Officer during 2009 were performed by Mr. Young. Mr. Young ceased to serve as President and Chief Executive Officer effective January 29, 2010. Mr. Doyle became Interim President and Chief Executive Officer effective January 28, 2010, and President and Chief Executive Officer of Bankshares and the Bank effective May 4, 2010.
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
     In light of Alliance’s organizational growth and maturity, the Compensation Committee decided to recommend beginning in 2007 that cash incentive compensation have a more formal link to performance. As a result, for 2008 and 2009 each senior executive had a portion of his cash incentive compensation tied directly to corporate performance.
Compensation Components and Committee Process
     The key components of our executive compensation program consist of base salary, annual cash bonus program, stock option awards, perquisites and employee benefits.
     The Compensation Committee recommends the level of compensation for each executive officer of Bankshares, the Bank and, until it was sold on December 29, 2009, Alliance Insurance Agency, Inc. (Alliance Insurance), the granting of stock options, employment agreements and other remuneration plans for approval by the Board of Directors. The Compensation Committee is supported by members of management (Human Resources Director, Chief Financial Officer and Chief Executive Officer). These executive officers provide supporting information requested by the Compensation Committee. The Chief Executive Officer regularly attends the Compensation Committee meetings as an invited attendee. The Chief Executive Officer is always excused from the Compensation Committee meetings when his compensation or employment is discussed.
Base Salary
     The Compensation Committee believes that base salary for senior executive officers should be targeted at market competitive levels. Base salaries are reviewed annually and adjusted from time to time, based on our review of market data and assessment of Bankshares and individual senior executive performance. In light of Bankshares’ performance and the difficult conditions in the financial services industry during 2009, the Compensation Committee determined not award any raises to the executive officers for 2009 or 2010. The base salaries of the current named executive officers during 2008, 2009 and continuing in 2010 are as follows: Mr. Harbolick $190,800, Mr. Grace $195,517, Mr. Sacknoff $172,963 and Mr. McKenney $139,120. During 2008 and 2009, Mr. Young’s base salary was $291,500 and Mr. Danaher’s was $192,975.
Annual Cash Bonus Program
     The goal of the annual cash program in 2009 was to align annual cash bonus incentives with organizational performance. The 2009 annual cash bonus program had three key factors for each senior executive. The primary factor that affected the annual cash bonus awards for all senior executives was formal corporate performance. The core factor measures return on equity (ROE) of Bankshares. The executives were eligible for the performance portion of the annual cash incentive based on a sliding scale of ROE results. A second portion of the annual cash bonus program was based on individual performance. The senior executives were measured on achievement of non financial, individual and department goals. Each senior executive’s annual cash bonus was affected by the two factors listed above. In addition, certain senior executives have individual production based incentive factors. In 2009, Bankshares’ performance was impacted by the economy, business cycle, credit losses, OREO impacts, deposit declines and the negative impacts of fair value accounting. Mr. Grace received a cash bonus of $10,000 for his contributions to the sales management efforts but no other cash bonuses were awarded to senior executives for the 2009 performance period.
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
Summary Compensation Table for 2009 (1)
      The following table sets forth the compensation paid to or earned by Bankshares’ named executive officers for 2009 and 2008.

Name and				Option	All Other
Principal Position	Year	Salary	Bonus(2)	Awards(3)	Compensation		Total
		($)	($)	($)	($)		($)
Paul M. Harbolick, Jr. Executive
Vice President and CFO	2009	$190,800	$—	$—	$11,022	(4)	$201,822
	2008	$193,232	$—	$—	$14,547		$207,779
Frank H. Grace, III
Executive Vice President	2009	$195,517	$10,000	$—	$20,428	(5)	$225,945
	2008	$201,189	$—	$—	$27,464		$228,653
Craig W. Sacknoff
Executive Vice President	2009	$172,963	$—	$—	$10,904	(6)	$183,867
	2008	$172,357	$—	$—	$14,117		$186,474
John B. McKenney, III
Senior Vice President and CCO	2009	$139,120	$—	$—	$—	(7)	$139,120
	2008	$140,819	$—	$—	$—		$140,819

Former Officers

Thomas A. Young, Jr. (8)
Former President and CEO	2009	$291,500	$—	$—	$26,589	(9)	$318,089
	2008	$298,116	$—	$—	$24,256		$322,372

Name and				Option	All Other
Principal Position	Year	Salary	Bonus(2)	Awards(3)	Compensation	Total
		($)	($)	($)	($)	($)
Thomas Patrick Danaher (10)
Former President, Alliance Insurance Agency, Inc.	2009	$192,975	$—	$—	$302,180	$495,155
	2008	$192,742	$—	$—	$14,789 (9)	$207,531

(1)	Bankshares’ named executive officers are not eligible for non-equity incentive compensation, pension plan benefits or deferred compensation. As a result, there is no reported compensation for Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings.

(2)	Reflects amounts earned under the Annual Cash Bonus Plan.

(3)	No options were granted to any of the named executive officers during 2008 or 2009.

(4)	Represents $4,471 in automobile expenses(12), $5,964 in club dues and $587 in 401(k) matching contributions.

(5)	Represents $20,220 in club dues and $208 in supplemental insurance cost related to Mr. Grace’s golf club membership.

(6)	Represents $9,063 in automobile expenses (12) and $1,841 in 401(k) matching contributions.

(7)	Mr. McKenney did not receive any perquisites in 2008 or 2009.

(8)	Mr. Young ceased to serve as President and Chief Executive Officer of Bankshares and the Bank effective January 29, 2010.

(9)	Represents $19,233 in automobile expenses(12), $2,520 in club dues, $3,108 in supplemental insurance costs and $1,728 in 401(k) matching contributions.

(10)	On December 29, 2009, Mr. Danaher and another investor purchased all of the issued and outstanding shares of Alliance Insurance from the Bank. As a result, Mr. Danaher ceased to serve as an executive officer of Bankshares effective December 29, 2009.

(11)	Represents $10,787 in automobile expenses (12) , $1,930 in 401(k) matching contributions and a closing credit in the amount of $289,463 that Mr. Danaher received in connection with the purchase of Alliance Insurance and the release of any amounts otherwise due under the change of control provisions of his employment agreement.

(12)	Automobile expenses reflect either the amount of the automobile allowance provided to the named executive officer or the aggregate incremental cost to Bankshares of providing an automobile to the named executive officer. The aggregate incremental cost to Bankshares of a named executive officer’s use of a company-provided automobile was determined based upon the vehicle’s lease cost.
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
Outstanding Equity Awards at 2009 Fiscal Year-End
     The following table provides information with respect to outstanding option awards held by the named executive officers at December 31, 2009. Bankshares has not issued any restricted stock.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date(1)
Paul M. Harbolick, Jr.	10,350	—	$4.25	3/29/2011
	8,625	—	$4.64	6/26/2012
	17,250	—	$9.66	5/28/2013
	2,588	—	$6.48	1/31/2013
	27,600	—	$16.49	1/2/2014
	9,200	—	$14.00	12/30/2015
	2,450	4,550	$15.38	3/26/2017
	4,375	8,125	$9.80	9/26/2017

Frank H. Grace, III	17,250	—	$9.66	5/28/2013
	3,450	—	$13.16	8/29/2013
	21,275	—	$16.49	1/2/2014
	4,600	—	$14.00	12/30/2015
	2,450	4,550	$15.38	3/26/2017
	4,375	8,125	$9.80	9/26/2017

Craig W. Sacknoff	8,625	—	$4.64	6/26/2012
	17,250	—	$9.66	5/28/2013

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date(1)
	2,588	—	$6.48	1/31/2013
	21,275	—	$16.49	1/2/2014
	4,600	—	$14.00	12/30/2015
	2,450	4,550	$15.38	3/26/2017
	4,375	8,125	$9.80	9/26/2017

John B. McKenney, III	11,500	—	$16.13	2/24/2014
	5,750	—	$13.07	1/4/2015
	7,475	—	$14.00	12/30/2015
	2,450	4,550	$15.38	3/26/2017
	4,375	8,125	$9.80	9/26/2017
Former Officers

Thomas A. Young, Jr. (2)	17,250	—	$4.64	6/26/2012
	34,500	—	$9.66	5/28/2013
	5,175	—	$6.48	1/31/2013
	41,400	—	$16.49	1/2/2014
	13,800	—	$14.00	12/30/2015
	3,500	6,500	$15.38	3/26/2017
	8,750	16,250	$9.80	9/26/2017

Thomas Patrick Danaher (3)	2,450	4,550	$15.38	3/26/2017
	4,375	8,125	$9.80	9/26/2017

(1)	Each of these options expires ten years after the date of grant. The unexercisable options vest on a four year schedule from the date of grant, 15% vesting after first year, 20% after the second year, 25% after the third year and the remaining 40% after the fourth year.

(2)	All of Mr. Young’s unexercised options terminated three months after January 29, 2010.

(3)	All of Mr. Danaher’s unexercised options terminated three months after December 29, 2009.
Employment and Change of Control Agreements
     We have entered into employment agreements with each of the named executive officers. We believe employment agreements, including providing for reasonable severance in the event a named executive officer’s employment is terminated by us without cause, are necessary to allow us to be competitive in recruiting and retaining talented executive officers in our industry. In addition, we believe employment agreements with the named executive officers are appropriate because they clarify the terms of the executives’ employment and ensure that Bankshares and its subsidiaries are protected by non-compete, non-solicitation and non-disclosure provisions in the event the executives leave the organization.
     Our senior management has contributed significantly to our organization, and we believe that it is important to protect them in the event of a change of control. Further, it is Bankshares’ belief that the interests of shareholders will be best served if the interests of senior executives are aligned with the interests of shareholders, and providing change of control benefits should eliminate or substantially reduce any reluctance on the part of executive officers, because of the risk of losing their employment, to pursue potential change of control transactions that may be in the best interests of shareholders. Such arrangements also should keep executive officers focused on operating the business during any period of uncertainty associated with transaction that would result in a change of control. Each of the employment agreements for the named executive officers contains change of control provisions. Unlike the accelerated vesting of equity awards under the 1999 Stock Option Plan and the 2007 Incentive Stock Plan, these change of control benefits have a “double trigger,” which means that the benefits under these provisions are payable only if employment is terminated after consummation of a transaction that constitutes a change of control.
     Paul M. Harbolick, Jr., Executive Vice President & CFO of Bankshares and the Bank, is employed under an amended and restated employment agreement with the Bank, originally effective March 1, 2003, and currently in effect until March 1, 2011. The agreement provides for an automatic one-year renewal each March 1 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Harbolick’s current annual base salary is $190,800. Mr. Harbolick is eligible for the usual and customary employee benefits from the company including life and disability insurance. In addition, the agreement provides that the company will provide a country club allowance of up to $457 per month (as subsequently increased by the Board), and will provide an automobile allowance of $350 per month. If Mr. Harbolick’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Harbolick for good reason (as defined in the agreement), Mr. Harbolick will be entitled to continue receiving his then current base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change of control (as defined in the agreement), Mr. Harbolick’s employment is terminated by the company other than for cause or is terminated by Mr. Harbolick for good reason, Mr. Harbolick will receive an amount equal to two years’ compensation (defined as annual base salary plus the average of his last three years’ bonuses) payable in equal monthly installments over twenty-four months. Additionally, Mr. Harbolick is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. If Mr. Harbolick dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement.
     Frank H. Grace, III, Executive Vice President of the Bank, is employed under an amended and restated employment agreement, originally effective January 13, 2004, and currently in effect until March 1, 2011. The agreement provides for an automatic one-year renewal each March 1 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Grace’s current annual base salary is $195,517. Mr. Grace is eligible for the usual and customary employee benefits from the company including life and disability insurance. In addition, the agreement provides that the company will lease a car for Mr. Grace with a lease payment of up to $786.40 per month and will pay or reimburse Mr. Grace for all maintenance, insurance, fuel and taxes on such car. The agreement further provides that the company will provide monthly dues for Mr. Grace for membership in a dining club and a golf club. If Mr. Grace’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Grace for good reason (as defined in the agreement), Mr. Grace will be entitled to continue receiving his then current base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change of control (as defined in the agreement), Mr. Grace’s employment is terminated by the company other than for cause or is terminated by Mr. Grace for good reason, Mr. Grace will receive 1.5 times his average taxable income from the company for the five calendar years immediately preceding the calendar year of the change of control (with compensation for any partial year of employment annualized) (the “5-year average taxable compensation”), payable in equal monthly installments over twenty-four months. Additionally, Mr. Grace is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. If Mr. Grace dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement. The agreement also contains provisions regarding the repayment of the loan that Mr. Grace entered into in connection with his golf club membership; as of December 31, 2008, the entire balance of the loan was repaid.
     Craig W. Sacknoff, Executive Vice President of the Bank, is employed under an amended and restated employment agreement, originally effective March 1, 2003, and currently in effect until March 1, 2011. The agreement provides for an automatic one-year renewal each March 1 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Sacknoff’s current annual base salary is $172,963. Mr. Sacknoff is eligible for the usual and customary employee benefits from the company including life and disability insurance. In addition, the agreement provides that the company will lease a car for Mr. Sacknoff with a lease payment of up to $734.05 per month (as subsequently increased by the Board) and will pay or reimburse Mr. Sacknoff for all maintenance, insurance, fuel and taxes on such car. If Mr. Sacknoff’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Sacknoff for good reason (as defined in the agreement), Mr. Sacknoff will be entitled to continue receiving his then current base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change of control (as defined in the agreement), Mr. Sacknoff’s employment is terminated by the company other than for cause or is terminated by Mr. Sacknoff for good reason, Mr. Sacknoff will receive 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over eighteen months. Additionally, Mr. Sacknoff is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. If Mr. Sacknoff dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement.

     John B. McKenney, III, Senior Vice President and Chief Credit Officer of the Bank, is employed under a one-year employment agreement, effective March 1, 2007, and currently in effect until March 1, 2011. The agreement provides for an automatic one-year renewal each March 1 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. McKenney’s current annual base salary is $139,120. Mr. McKenney is eligible for the usual and customary employee benefits from the company including life and disability insurance. If Mr. McKenney’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. McKenney for good reason (as defined in the agreement), Mr. McKenney will be entitled to continue receiving his then current base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change of control (as defined in the agreement), Mr. McKenney’s employment is terminated by the company other than for cause or is terminated by Mr. McKenney for good reason, Mr. McKenney will receive 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over eighteen months. Additionally, Mr. McKenney is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. If Mr. McKenney dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement.
     Thomas A. Young, Jr., Former President & CEO of Bankshares and the Bank, was employed under a three-year employment agreement effective as of May 1, 2008, with an initial term ending May 1, 2011. The agreement terminated on January 29, 2010. The agreement provided for an automatic one-year renewal at the end of the initial term and each May 1 thereafter subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provided for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Effective as of May 1, 2008 and continuing through January 29, 2010, Mr. Young’s annual base salary was $291,500. Under the agreement, Mr. Young was eligible for the usual and customary employee benefits from the company including life and disability insurance, plus payment by the company of premiums on two additional life insurance policies owned by Mr. Young in the amount of $300,000 each. In addition, under the agreement the company provided him an allowance of up to $1,400 per month for the lease of a car for Mr. Young and paid or reimbursed Mr. Young for all maintenance, insurance, fuel and taxes on such car. The agreement provided that if Mr. Young’s employment were terminated by the company other than for cause (as defined in the agreement) or were terminated by Mr. Young for good reason (as defined in the agreement), Mr. Young was entitled to continue receiving his then current base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change of control (as defined in the agreement), Mr. Young’s employment were terminated by the company other than for cause or were terminated by Mr. Young for good reason, Mr. Young was entitled receive up to 2.99 times his 5-year average taxable compensation, payable in equal monthly installments over thirty-six months, limited in any event to the maximum payment which could be made without any payment being considered an excess parachute payment under Section 280G of the

Internal Revenue Code. Additionally, Mr. Young’s agreement contained non-disclosure commitments and non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. The agreement also provided that if Mr. Young died while employed, the company would pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurred. No other termination events would have resulted in termination payments under his agreement.
     Thomas P. Danaher, Former President of Alliance Insurance, was employed under an employment agreement, effective November 15, 2005, with a term ending September 30, 2010. The agreement terminated on December 29, 2009. The agreement provided for an automatic one-year renewal each September 30 subject to a requirement of 90 days’ prior notice in the event of nonrenewal by either party. The agreement provided for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Danaher’s annual base salary during 2009 was $192,975. Mr. Danaher was eligible for the usual and customary employee benefits from the company including disability insurance. In addition, under the agreement the company provided Mr. Danaher with an automobile allowance of up to $750 per month and paid or reimbursed him for all maintenance, insurance, fuel and taxes on such car. The agreement provided that if Mr. Danaher’s employment were terminated by the company other than for cause (as defined in the agreement) or were terminated by Mr. Danaher for good reason (as defined in the agreement), Mr. Danaher was entitled to continue receiving his then current base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change of control (as defined in the agreement), Mr. Danaher’s employment were terminated by the company other than for cause or were terminated by Mr. Danaher for good reason, Mr. Danaher was entitled to receive eighteen months’ salary based on his then current base salary, payable in equal monthly installments over eighteen months. Additionally, Mr. Danaher’s agreement contained non-compete commitments within a defined geographic area for a period of twelve months following termination of his employment if and only if employment were terminated by the company other than for cause or were terminated by Mr. Danaher for good reason within one year after a change of control (as defined in the agreement), or for a period of three years following termination of his employment if employment were terminated for any other reason. The agreement also provided that if Mr. Danaher died while employed, the company would pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurred. No other termination events would have resulted in termination payments under his agreement.
     William E. Doyle, Jr., was appointed Interim President & CEO of Bankshares and the Bank effective January 28, 2010, and appointed President & CEO of Bankshares and the Bank effective May 4, 2010. Mr. Doyle is employed under an agreement with Bankshares and the Bank, dated as of May 4, 2010. The agreement is similar to the agreements described above provides for Mr. Doyle’s employment as President and Chief Executive Officer of Bankshares and the Bank for an initial term through May 4, 2012. On May 4, 2012, and on each May 4 thereafter, the agreement will automatically renew for an additional one year term, unless a party provides at least 90 days’ prior notice of nonrenewal. Under the agreement, Mr. Doyle will receive an annual base salary of $299,500, subject to increase (but not decrease) in the discretion of Bankshares’ Board of Directors. Under the agreement, Mr. Doyle will receive such bonuses as the Board of Directors of the Company decides to pay in its discretion. Mr. Doyle will be eligible to participate in any employee benefit plans maintained by the Company for the benefit of its senior executives and for which he is or will become eligible, such as medical, dental and optical insurance, group term life insurance, long term and short term disability insurance, and a 401(k) retirement plan. Mr. Doyle will also be provided with a company-owned automobile for business and reasonable personal use during his employment. Mr. Doyle will also receive a grant of 50,000 stock options pursuant to the terms of the 2007 Incentive Stock Plan within 30 days of the effective date of the agreement. In recognition that Mr. Doyle will relocate his personal residence from Charlottesville, Virginia to Bankshares’ geographic location, we have agreed to reimburse Mr. Doyle for the reasonable rent and utilities incurred while living in temporary housing in the vicinity of the company for up to six months, limited to a maximum of $2,300 per month. We have also agreed to reimburse Mr. Doyle for necessary and reasonable moving costs, subject to approval by Bankshares’ Board of Directors. If Mr. Doyle is terminated for any reason, he is entitled to payment of any vested but not yet paid benefits provided under the agreement. If Mr. Doyle is terminated other than for cause (as defined in the agreement), or if Mr. Doyle resigns for good reason (as defined in the agreement), Mr. Doyle will continue to receive his then monthly base salary for twelve months following termination, subject to reduction in the event Mr. Doyle receives other income during that period. If Mr. Doyle is terminated other than for cause or if he resigns for good reason within one year after a change of control (as defined in the agreement), he will receive 2.99 times his 5-year average taxable compensation, paid in equal monthly installments over twelve months following the date of termination, but limited to the maximum payment which could be made without any payment being considered an excess parachute payment under Section 280G of the Internal Revenue Code. The agreement includes noncompetition and nonsolicitation provisions that are in effect during the term of the agreement and for a period of twelve months following the termination of Mr. Doyle’s employment. The agreement also provides for confidentiality obligations during and following Mr. Doyle’s employment. If Mr. Doyle dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement.
     In most cases, payment of the termination payments described above (other than the payments following death) for each executive will be delayed for six months following the executive’s termination date to comply with the requirements of Section 409A of the Internal Revenue Code. Any payments required to be delayed will be paid at the end of the six-month period in one lump sum. Any payments due after the end of the six-month period will be paid at the normal payment date provided for under the applicable employment agreement.
     The definitions of “cause,” “good reason” and “change of control” under these employment agreements are discussed under “Potential Payments Upon Termination or Change of Control” below.
Potential Payments Upon Termination or Change of Control
     Pursuant to the terms of their employment agreements and the terms of their outstanding stock options under Bankshares’ stock option plans, the named executive officers are (or were)

entitled to certain payments or benefits upon a change of control or in connection with certain termination events.
Employment Agreements
Compensation to be Paid Upon Termination For Cause
     Under the employment agreements, in the event the company terminates the executive’s employment for cause, the executive is not entitled to any compensation from the company following the date of termination. Termination for cause would require purposeful and/or serious wrongdoing on the part of the executive which reflected poorly on his integrity or moral character or which resulted in a breach of certain commitments he had made to the company.
Compensation to be Paid Upon Death
     Under the employment agreements, if the executive dies while he is employed by the company, his employment agreement will terminate but the company pays to his estate that portion of his salary which he would have earned through the end of the month in which his death occurs, as well as that portion of his annual cash bonus, if any, which he had accrued through the end of the month in which his death occurs. In addition, the company currently pays the premiums on a group life insurance policy which will entitle the executive’s beneficiaries to a death benefit equal to twice the executive’s base salary. Until January 29, 2010, in the case of Mr. Young, the company also paid the premiums on two additional life insurance policies owned by Mr. Young providing a death benefit equal to $300,000 each.
Compensation to be Paid Upon Disability or Termination Without Cause or for Good Reason
     Under certain circumstances, either the executive or the company may desire to end his employment for a reason which is not set forth above. Among other events in this category, the company may terminate the executive’s employment even if he has done nothing wrong, the executive may resign from the company based on a “good reason,” or the company may determine that an executive is unable to continue working for the company due to disability. Under the employment agreements, if the executive is disabled (as defined in the agreement), the company will terminate his employment 90 days after notice of termination is provided to the executive. No additional compensation is payable under the agreements in the case of termination due to disability. Under the employment agreements, termination of an executive for any reason other than for cause, for disability or as a result of the executive’s death will entitle the executive to receive termination compensation from the company. If the executive decides to terminate his employment, then he is only entitled to receive termination compensation payments if he does so for “good reason,” which means the company has changed certain aspects of his employment in a significant way that is not acceptable to him or otherwise fails to fulfill a commitment the company had made to him. In each of these circumstances, for each month until the end of the term of the executive’s employment agreement, or for twelve months following the date of termination if longer, the company will pay to the executive an amount equal to one-twelfth of the annual salary which he was earning immediately before the termination. In the event that the executive breaches the confidentiality, non-disclosure or non-competition commitments which he made to the company in his employment agreement, then the company will no longer be required to make these payments. These commitments generally last for twelve months after termination of employment.
Compensation to be Paid upon Change of Control
     Under the employment agreements, a change of control is a significant change of the company’s business or management that fits into one of these categories: (1) another party becomes the owner of enough of the company’s securities to control at least 50% of the voting power under certain circumstances; or (2) as a result of certain transactions, and within two years of the occurrence of such transactions, the people who formerly constituted a majority of the Board no longer constitute a majority of the Board. The executive’s employment agreements provide that any successor to the company, including an entity that becomes a successor as a result of a change of control, must assume and agree to perform the company’s obligations to the executives under the individual employment agreements. If a successor does not assume and agree to perform the company’s obligations under the individual employment agreements, then the executives will be entitled to terminate their employment for good reason and to receive the termination compensation described above. In the case of Mr. Harbolick, if within one year after a change of control he is terminated without cause or he resigns for good reason, he will be entitled to an amount equal to two times his “compensation” (defined in the agreement as current base salary plus the average of the last three years’ bonus payments), payable in equal monthly installments over twenty-four months. In the case of Messrs. Grace, Sacknoff and McKenney, if within one year after a change of control, the executive officer is terminated without cause or he resigns for good reason, he will be entitled to an amount equal to 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over twenty-four months for Mr. Grace and eighteen months for Messrs. Sacknoff and McKenney. In the case of Mr. Young’s former employment agreement, if within one year after a change of control (as defined in the agreement) his employment had been terminated by the company other than for cause or he resigned for good reason, Mr. Young would have received up to 2.99 times his 5-year average taxable compensation, payable in equal monthly installments over thirty-six months, limited in any event to the maximum payment which could be made without any payment being considered an excess parachute payment under Section 280G of the Internal Revenue Code. In the case of Mr. Danaher’s former employment agreement, if within one year after a change of control, his employment had been terminated without cause or he resigned for good reason, he would have been entitled to an amount equal to eighteen months’ salary based on his then current base salary, payable in equal monthly installments over eighteen months. In connection with his purchase of Alliance Insurance from the company on December 29, 2009, Mr. Danaher received a closing credit in the amount of eighteen months’ salary toward the purchase price for the release of any amounts otherwise due under the change of control provisions of his employment agreement.
Stock Options
     The 1999 Stock Option Plan provides for the grant of stock options to directors, consultants and key employees of Alliance. The 2007 Incentive Stock Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and stock awards to key employees, non-employee directors and non-employee service providers of

Alliance. As of May 15, 2010, only stock options have been granted under the 2007 Incentive Stock Plan.
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
Treatment of Stock Options Upon Death or Incapacity
     Under both the 1999 Stock Option Plan and the 2007 Incentive Stock Plan, if a participant who has received stock options dies while he is working for or providing services to the company or one of its subsidiaries, his legal representative (usually his executor or administrator) has twelve months to exercise those vested options which the deceased person could have exercised as of the date of his death. Under both the 1999 Stock Option Plan and the 2007 Incentive Stock Plan, if a participant who has received stock options becomes incapacitated while he is working for or providing services to the company or one of its subsidiaries, his guardian or legal representative also has twelve months following the date of incapacity to exercise those vested options which the incapacitated person could have exercised as of the date of his incapacitation. After the 12-month period, any options that have not been exercised will be forfeited.
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

Treatment of Stock Options Upon Change of Control
     Under the 1999 Stock Option Plan, a change of control is a significant change of the Bankshares’ business that fits into one of these categories: (1) Bankshares transfers all or almost all of its assets to another party; (2) another party becomes the owner of more than 50% of the Bankshares’ stock; or (3) Bankshares is involved in a reorganization, a consolidation, or a merger with another party. If a change of control occurs, then, regardless of the usual vesting schedule, an employee who has received stock options may exercise all of his options, as long as the parties who own Bankshares’ common stock immediately before the change of control are not the same parties who hold, either directly or indirectly, a majority of the common stock of the acquiring party involved in the change of control. If a change of control occurs, the committee appointed by the Board to administer the 1999 Stock Option Plan may also take steps to protect those people who have received options, including (i) changing the exercise dates or termination dates of the options so that a person may exercise his options before the change of control; (ii) canceling the options a person has received and instead paying him cash in an amount equal to the fair market value of the stock on the day the change of control occurs, minus the exercise price he would have had to pay to exercise the options; or (iii) canceling the options a person has received and arranging for him to receive equivalent options to purchase the stock of the acquiring party involved in the change of control, so long as he receives substantially the same treatment under the substituted options that he would have received under the original options. The Board may also take other steps in addition to or instead of the steps set forth above to protect those people who have received options under the 1999 Stock Option Plan.
     Under the 2007 Incentive Stock Plan, a change of control is a significant change of Bankshares’ business that fits into one of these categories: (1) another party becomes the owner of 25% or more of Bankshares’ stock; (2) within any two-year period, the composition of the Board changes so that the directors who formerly constituted the Board no longer constitute a majority of the Board and the new directors were not approved by a sufficient number of former directors; (3) as a result of a merger or consolidation, Bankshares ceases to exist or Bankshares’ stock is converted into other property; (4) as a result of a merger or consolidation, Alliance continues to exist but the holders of Bankshares’ stock immediately prior to the transaction do not own at least 51% of Bankshares’ stock immediately following the transaction; (5) Bankshares transfers all or almost all of its assets to another party; or (6) Bankshares’ shareholders approve the liquidation or dissolution of the company. If a change of control occurs, then, regardless of the usual vesting schedule, a participant who has received stock options may exercise all of his options. If a change of control occurs, the committee appointed by the Board to administer the 2007 Incentive Stock Plan may also take steps to protect those people who have received options, including (i) changing the exercise dates or termination dates of the options so that a person may exercise his options before the change of control; (ii) canceling the options a person has received and instead paying him cash in an amount which could have been obtained upon the exercise of the option, had the option been currently exercisable; (iii) adjusting the option in an appropriate way to reflect the change of control; or (iv) causing the outstanding options to be assumed, or new rights substituted for those options, by the acquiring or surviving party involved in the change of control.

     Except in the case of Mr. Danaher, the table below reflects potential payments to each of our named executive officers in the event of a termination of the named executive officer’s employment with us, whether due to retirement, death, disability, termination for cause, termination with good reason, or termination in connection with a change of control. The amounts shown assume in each case that the change of control or termination occurred on December 31, 2009, and that the relevant stock price was $2.85, which was the closing price of Bankshares’ common stock on December 31, 2009. Because Mr. Danaher was no longer serving as an executive officer of the company on December 31, 2009, the information provided in the table below for Mr. Danaher reflects the actual payments he received in connection with his purchase of Alliance Insurance on December 29, 2009.

			Involuntary
			Termination
		Involuntary	Without
		Termination	Cause or		Involuntary
		Without	Voluntary		Termination
		Cause or	Termination		for Cause or
		Voluntary	for Good		Voluntary
		Termination	Reason after		Termination
		for Good	Change of	Normal	without
Name	Benefit	Reason	Control	Retirement	Good Reason	Death		Disability
Paul M. Harbolick, Jr.	Severance Payments	$222,600 (1)	$381,600	$—	$—	$—	(2)	$—
	Stock Option Vesting(3)	$—	$—	$—	$—	$—		$—
	Total Value	$222,600	$381,600	$—	$—	$—		$—

Frank H. Grace, III	Severance Payments	$228,103 (1)	$293,276	$—	$—	$—	(2)	$—
	Stock Option Vesting(3)	$—	$—	$—	$—	$—		$—
	Total Value	$228,103	$293,276	$—	$—	$—		$—

Craig W. Sacknoff	Severance Payments	$201,790 (1)	$259,445	$—	$—	$—	(2)	$—
	Stock Option Vesting(3)	$—	$—	$—	$—	$—		$—
	Total Value	$201,790	$259,445	$—	$—	$—		$—

John B. McKenney, III	Severance Payments	$173,133 (1)	$208,680	$—	$—	$—	(2)	$—
	Stock Option Vesting(3)	$—	$—	$—	$—	$—		$—
	Total Value	$173,133	$208,680	$—	$—	$—		$—

				Involuntary
				Termination
		Involuntary		Without
		Termination		Cause or			Involuntary
		Without		Voluntary			Termination
		Cause or		Termination			for Cause or
		Voluntary		for Good			Voluntary
		Termination		Reason after			Termination
		for Good		Change of		Normal	without
Name	Benefit	Reason		Control		Retirement	Good Reason	Death		Disability
Former Officers

Thomas A. Young, Jr.	Severance Payments	$388,667	(1)(4)	$935,880	(4)(5)	$—	$—	$—	(2)	$—
	Stock Option Vesting(3)	$—		$—		$—	$—	$—		$—
	Supplemental Life
	Insurance	$—		$—		$—	$—	$600,000	(6)	$—
	Total Value	$388,667	(4)	$935,880	(4)(5)	$—	$—	$600,000		$—

Thomas Patrick Danaher	Severance Payments			$289,463	(7)
	Stock Option Vesting			$—	(3)
	Total Value			$289,463

(1)	The continuation of monthly salary payments for the remainder of the named executive officer’s employment agreement term is reflected as a lump sum payment.

(2)	Because the table assumes termination as of December 31, 2009, no amounts are reflected for payment of base salary earned through the end of the month in which death occurs.

(3)	No amounts are reflected related to the accelerated vesting of unvested stock options because all unvested stock options were “out of the money” as of December 31, 2009, and as of December 29, 2009, in the case of Mr. Danaher.

(4)	Mr. Young ceased to serve as President and Chief Executive Officer of Bankshares and the Bank effective January 29, 2010. In accordance with the terms of his employment agreement, in connection with his departure without cause, Mr. Young will continue to receive his current base salary through May 1, 2011, subject to a 6-month payment delay as required by Section 409A of the Internal Revenue Code. Mr. Young is receiving no other severance in connection with his departure.

(5)	These amounts may be reduced in order to avoid excess parachute payments under Section 280G of the Internal Revenue Code, in accordance with the named executive officer’s employment agreement.

(6)	Reflects life insurance proceeds payable to the named executive officer’s estate.

(7)	Reflects the closing credit equal to eighteen months’ salary that Mr. Danaher received toward the purchase price, in connection with his purchase of Alliance Insurance and the release of any amounts otherwise due under the change of control provisions of his employment agreement.

     The above table does not include benefits to which all salaried employees are entitled (such as life insurance) or the company’s 401(k) Plan benefits that would be paid to a named executive officer, except to the extent that the named executive officer is entitled to an additional or accelerated benefit as a result of the termination or change of control. In addition, the table does not include the value of vested but unexercised stock options as of December 31, 2009. The footnotes to the table describe the assumptions used in estimating the amounts set forth in the table. Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of the executive’s separation from Alliance.
DIRECTOR COMPENSATION
     The Budget Committee annually recommends to the full Board of Directors the compensation to be paid to Bankshares’ non-employee directors. Employee directors do not receive additional compensation for their board service.
     During 2009, each non-employee director received an annual retainer of $9,000, with the Chairman of the Board receiving an additional annual retainer of $9,000 and the Chairman of each of the Audit Committee, Loan Committee, ALCO Committee and Compensation Committee receiving an additional annual retainer of $3,500. The annual retainer fees are paid on an annual basis in January of the year to which the fee is applicable. Each non-employee director also received a monthly fee of $1,000.
     In light of the economic conditions and corporate performance the board of directors decided to reduce the annual retainer and monthly compensation for 2010 to a level which represents 85% of the standard compensation. Therefore, during 2010, each non-employee director will receive an annual retainer of $7,650, with the Chairman of the Board receiving an additional annual retainer of $7,650 and the Chairman of each of the Audit Committee, Loan Committee, ALCO Committee and Compensation Committee receiving an additional annual retainer of $2,975. Each non-employee director will also receive a monthly fee of $850.
     Each non-employee director is also eligible to receive non-qualified stock option awards pursuant to the Alliance Bankshares Corporation 2007 Incentive Stock Plan in the discretion of the Compensation Committee. No stock options were granted to the non-employee directors during 2009.

Director Compensation Table for 2009 (1)
     The following table provides compensation information for 2009, for each member of the Board of Directors.

	Fees Earned
	or	Option	All Other
Name	Paid in Cash	Awards(2)	Compensation	Total
	($)	($)	($)	($)
Oliver T. Carr, III	$21,000	$—	$—	$21,000
William M. Drohan	$31,250	$—	$—	$31,250
Donald W. Fisher	$ 6,000	$—	$—	$ 6,000
Lawrence N. Grant	$21,000	$—	$—	$21,000
Harvey E. Johnson, Jr. (3)	$22,750	$—	$—	$22,750
Serina Moy	$22,750	$—	$—	$22,750
George S. Webb	$24,500	$—	$—	$24,500
Robert G. Weyers	$24,500	$—	$—	$24,500
Thomas P. Danaher (4)	$ —	$—	$ 2,500	$ 2,500
Thomas A. Young, Jr. Former Employee Director	Not eligible for compensation as a director.	Not eligible for compensation as a director.	Not eligible for compensation as a director.	Not eligible for compensation as a director.

(1)	Bankshares’ non-employee directors are not eligible for non-equity incentive compensation, pension plan benefits or deferred compensation. As a result there is no reported compensation for Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings.

(2)	No options were granted to any of the non-employee directors during 2009. As of December 31, 2009, the non-employee directors held the following options to purchase shares of common stock: Mr. Carr: 12,500, of which 4,375 were vested; Mr. Drohan: 18,541, of which 15,291 were vested; Dr. Fisher: none; Mr. Grant: 18,541, of which 15,291 were vested; Ms. Moy: 18,541, of which 15,291 were vested; Mr. Webb: 18,541, of which 15,291 were vested; and Mr. Weyers: 18,541, of which 15,291 were vested.

(3)	Mr. Johnson passed away on March 12, 2009.

(4)	Thomas P. Danaher retired from the Board of Directors on January 26, 2006, and served as Chairman Emeritus until he passed away on September 24, 2009. As Chairman Emeritus, he was available for advice and counsel to members of the Board of Directors and the Senior Management Team and was compensated $250 per month for these services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     The following table shows as of May 15, 2010, the beneficial ownership of Bankshares’ common stock of the shareholders known to Bankshares to be the beneficial owners of more than 5% of Bankshares’ common stock and who are not also directors or executive officers of Bankshares.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership		Percent of Class(1)
John W. Edgemond (2)	372,787	(2)	7.30%

Wellington Management Company, LLP (3)	365,305	(3)	7.15%

Grace & White, Inc. (4)	351,306	(4)	6.88%

(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days.

(2)	Based on Schedule 13D filed with the SEC on January 14, 2009 by John W. Edgemond. According to this Schedule 13D, as of January 7, 2009, Mr. Edgemond has sole voting power with respect to all 372,787 of these shares and sole investment power with respect to all 372,787 of these shares. Mr. Edgemond’s business address is 42660 John Mosby Highway, Chantilly, Virginia 20152.

(3)	Based on Schedule 13G/A filed with the SEC on February 17, 2009 by Wellington Management Company, LLP (“Wellington”). According to this Schedule 13G/A, as of December 31, 2008, in its capacity as investment advisor, Wellington has shared voting power with respect to 292,215 of these shares and shared investment power with respect to all 365,305 of these shares. The business address of Wellington is 75 State Street, Boston, Massachusetts 02109.

(4)	Based on Schedule 13G/A filed with the SEC on February 1, 2010 by Grace & White, Inc. According to this Schedule 13G/A, as of December 31, 2009, in its capacity as investment advisor, Grace & White, Inc. has sole voting power with respect to 31,800 of these shares and shared investment power with respect to all 351,306 of these shares. The business address of Grace & White, Inc. is 515 Madison Ave. Suite 1700, New York, New York 10022.

     The following table shows as of May 15, 2010 the beneficial ownership of Bankshares’ common stock of each director, each named executive officer and of all directors and executive officers of Bankshares as a group.
Amount and Nature of Beneficial Ownership

Name of		Options Exercisable by	Percent
Beneficial Owner	Shares(1)	July 14, 2010	of Class (2)
Oliver T. Carr, III	550	4,375	.10%
Thomas Patrick Danaher (3)	83,001	—	1.63%
William E. Doyle, Jr.	2,300	—	.05%
William M. Drohan (4)	25,993	15,291	.81%
Donald W. Fisher	1,000	—	.02%
Frank H. Grace, III	3,000	55,150	1.13%
Lawrence N. Grant (5)	49,268	15,291	1.26%
Paul M. Harbolick, Jr.	3,806	84,188	1.70%
John B. McKenney, III	13,000	33,300	.90%
Serina Moy (6)	71,277	15,291	1.69%
Craig W. Sacknoff (7)	22,724	62,913	1.66%
George S. Webb (8)	234,150	15,291	4.87%
Robert G. Weyers (9)	69,000	15,291	1.65%
Thomas A. Young, Jr. (10)	72,004	—	1.41%
All directors & executive officers as a group (12)	496,068	316,381	14.98%

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

(2)	The ownership percentage of each individual is calculated based on the total of 5,106,819 shares of common stock that were outstanding as of May 15, 2010, plus the number of shares that can be issued to the individual within sixty days of May 15, 2010 upon the exercise of stock options held by the individual, whether or not such options are “in the money.” Shares of common stock that are subject to exercisable stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by any person or group but are not deemed outstanding for the purpose of computing the percentage of common stock owned by any other person or group.

(3)	Mr. Danaher ceased to serve as an executive officer of Bankshares effective December 29, 2009.

(4)	Includes 880 shares held by Mr. Drohan’s spouse.

(5)	Includes 6,469 shares Mr. Grant holds jointly with his spouse; 8,810 shares held by Mr. Grant’s spouse; 738 shares held by the Grant Revocable Family Trust with respect to which Mr. Grant has shared voting and shared investment power; and 1,294 shares held by Independent Insurance Center, Inc. with respect to which Mr. Grant has shared voting and shared investment power.

(6)	Includes 11,954 shares Ms. Moy holds jointly with her spouse, 1,800 shares held by Ms. Moy’s spouse and 1,187 shares held as custodian on behalf of or by Ms. Moy’s children.

(7)	Includes 1,150 shares Mr. Sacknoff holds jointly with his spouse, 58 shares held jointly with Mr. Sacknoff’s children and 29 shares held as custodian for Mr. Sacknoff’s son.

(8)	Includes 67,000 shares held by Mr. Webb’s spouse; and 25,875 shares held by Laurkel Investment Partners LP with respect to which Mr. Webb has shared voting and shared investment power.

(9)	Includes 67,706 shares Mr. Weyers holds jointly with his spouse.

(10)	Includes 173 shares Mr. Young holds jointly with his spouse. Mr. Young ceased to serve as President and Chief Executive Officer effective January 29, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information as of December 31, 2009 about the shares that may be issued under all of our existing equity compensation plans.

Equity Compensation Plan Information
		Weighted-average	Number of securities remaining
	Number of securities to	exercise price of	available for future issuance
	be issued upon exercise	outstanding	under equity compensation plans
	of outstanding options,	options, warrants	(excluding securities reflected in
Plan category	warrants and rights (a)	and rights (b)	column (a)) (c)
Equity compensation plans approved by security holders (1)	684,005	$11.27	336,961

Equity compensation plans not approved by security holders	—	—	—

Total	684,005	$11.27	336,961

(1)	All shares relate to the 1999 Stock Option Plan and the 2007 Incentive Stock Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
     The Board of Directors is comprised of a majority of “independent” directors, as defined by the listing standards of the Nasdaq as currently in effect and applicable to Bankshares. Independent directors do not receive consulting, legal or other fees from Bankshares or the Bank, other than Board and committee compensation. Although companies affiliated with certain of these directors provide goods and services to Bankshares and the Bank, the Board of Directors has determined in accordance with the Nasdaq listing standards that these independent directors have no relationships with Bankshares or the Bank that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The Board has determined that all current directors are independent with the exception of Mr. Doyle. In determining each director’s independence, the Board considered the fact that Carr Properties, of which Mr. Carr serves as President and CEO, leases the corporate headquarters to Bankshares under a lease that expires in July 2016, but determined that this relationship does not interfere with Mr. Carr’s ability to exercise independent judgment as a director of Bankshares.

Interest of Management in Certain Transactions
     The Bank grants loans and letters of credit to its executive officers, directors and their affiliated entities. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk of collectability or present other unfavorable features. The aggregate amount of such loans outstanding at December 31, 2009 and 2008 was approximately $2.5 million and $1.9 million, respectively. During 2009, new loans and line of credit advances to such related parties amounted to $1.3 million in the aggregate and payments amounted to $645,000 in the aggregate.
     The Bank also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2009 and 2008 amounted to $2.1 million and $2.5 million, respectively.
     On December 29, 2009, the Bank entered into and closed on a Stock Purchase Agreement (the Agreement) between the Bank as the seller and Thomas Patrick Danaher and Oswald H. Skewes as purchasers, both executives of Alliance Insurance, a wholly-owned insurance agency subsidiary of the Bank. The Agreement provided for the purchase by Mr. Danaher and Mr. Skewes of all of the issued and outstanding shares, consisting of 10,000 shares (the Shares), of Alliance Insurance. Until the sale, Mr. Danaher had been President of Alliance Insurance, and Mr. Skewes was responsible for managing the operations of Alliance Insurance in Manassas, Virginia. Pursuant to the Agreement, Mr. Danaher and Mr. Skewes purchased the Shares from the Bank for a total purchase price of $5,025,000. Of the total purchase price, Mr. Danaher contributed $4,975,000 to purchase 9,800 of the Shares and Mr. Skewes contributed $50,000 to purchase 200 of the Shares. A portion of the purchase price was payable at closing, with the balance payable pursuant to promissory notes, as described further below. Because this transaction constituted a related person transaction with respect to Mr. Danaher, the details with respect to Mr. Danaher are described further below.
     Of the $3,750,000 payable at closing, Mr. Danaher contributed $3,700,000, subject to application of a closing credit in the amount of $289,463, equal to the amount of the change of control payment (Danaher Change of Control Payment) to which Mr. Danaher may have been entitled under his employment agreement. In connection with the closing and application of the closing credit, Mr. Danaher released the Bank from any and all claims relating to payment of the Danaher Change of Control Payment and relinquished any other sums due under his employment agreement.
     At closing, Mr. Danaher delivered to the Bank promissory notes that do not bear interest (the Notes) evidencing his obligation to pay the $1,275,000 balance of the purchase price as follows: (1) $650,000 pursuant to the terms of one promissory note that is due and payable in full on February 15, 2011, and (2) $625,000 pursuant to the terms of five promissory notes in the original principal amount of $125,000 each, which are due and payable on February 15, 2011, 2012, 2013, 2014 and 2015, respectively. Each of these five notes is subject to reduction in the principal to be repaid if the employee benefits business line of Alliance Insurance does not satisfy certain revenue thresholds for that note’s relevant measuring period. The Notes contain usual and customary conditions and are secured by Mr. Danaher’s pledge to the Bank of the 9,800 Shares he purchased at closing.
     The boards of directors of Bankshares and the Bank determined that the sale of Alliance Insurance would enhance Bankshares’ regulatory capital in a difficult economy without diluting common shareholders. The consideration for the sale was determined pursuant to arms’ length negotiations among the parties, and the boards of directors of Bankshares and the Bank believe that the consideration is in line with valuations for similar insurance agencies.
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
Item 14. Principal Accounting Fees and Services
Principal Accountant Fees and Services
          The following table presents the fees for professional audit services rendered by Yount, Hyde & Barbour, P.C. for the audit of Bankshares’ consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, and fees billed for other services rendered by Yount, Hyde & Barbour, P.C. during those periods. All services reflected in the following table for 2009 and 2008 were pre-approved in accordance with the policy of the Audit Committee of the Board of Directors.

Year Ended December 31,	2009	2008
Audit Fees (1)	$110,000	$103,295
Audit Related Fees (2)	5,893	9,340
Tax Fees (3)	12,850	8,200
All Other Fees	—	—

Total	$128,743	$120,835

(1)	Audit fees consist of audit and review services, and review of documents filed with the SEC.

(2)	Audit related fees consist of pre-approved consultation concerning financial accounting and reporting standards, Public Funds agreed upon procedures and agreed upon procedures for ACH compliance.

(3)	Tax fees consist of preparation of Federal and State income tax returns and consultation regarding tax compliance issues.
     The Audit Committee has determined that the provision by Yount, Hyde & Barbour, P.C. of the non-audit services referred to above is compatible with the maintenance of that firm’s independence.
Pre-Approval Policies
     Pursuant to the terms of its charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by Bankshares’ independent accountants. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent accountants in order to ensure that the provisions of such services does not impair the accountants’ independence. The Audit Committee has delegated interim pre-approval authority to Ms. Moy, chairperson of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. In addition, pre-approved research and consultation fees requested by management may be performed throughout the engagement year not to exceed $5,000.
PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a)	Exhibits
2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

2.4	Stock Purchase Agreement between Alliance Bank Corporation, as the seller, and Thomas P. Danaher and Oswald H. Skewes, as the purchasers, dated as of December 29, 2009.

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).
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
Amendment to the Employment Agreement between Alliance Bankshares Corporation, Alliance Bank Corporation, and Thomas A. Young, Jr., dated as of December 30, 2008 (incorporated by reference to Exhibit 10.2.1 to Form 10-K filed April 15, 2009).

10.3	*	Amended and Restated Employment Agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 10, 2007).

10.3.1	*	Amendment to the Employment Agreement between Alliance Bank and Paul M. Harbolick, Jr. dated as of December 30, 2008 (incorporated by reference to Exhibit 10.3.1 to Form 10-K filed April 15, 2009).

10.4	*	Amended and Restated Employment Agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 10, 2007).

10.4.1	*	Amendment to the Employment Agreement between Alliance Bank and Craig W. Sacknoff, dated as of December 30, 2008 (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed April 15, 2009).

10.6	*	Amended and Restated Employment Agreement between Alliance Bank and Frank H. Grace, III dated March 1, 2007 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed May 10, 2007).

10.6.1	*
Amendment to the Amended and Restated Employment Agreement between Alliance Bank and Frank H. Grace, III, dated as of December 30, 2008 (incorporated by reference to Exhibit 10.6.1 to Form 10-K filed April 15, 2009).

10.6.2	*
Employment Agreement between Alliance Bank and Frank H. Grace, III, dated as of January 13, 2004, as amended on February 27, 2004 (incorporated by reference to Exhibit 10.34 to Form 10-KSB filed April 1, 2004).

10.7	*	Base Salaries of Named Executive Officers.

10.8	*	Non-Employee Director Compensation.

10.10	*	Employment Agreement between Alliance Bank and John B. McKenney, III, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.10 to Form 10-Q filed May 10, 2007).

10.10.1	*	Amendment to the Employment Agreement between Alliance Bank and John B. McKenney, III, dated as of December 30, 2008 (incorporated by reference to Exhibit 10.10.1 to Form 10-K filed April 15, 2009).

10.11	*	Alliance Bankshares Corporation 2007 Incentive Stock Plan, effective as of June 13, 2007 (incorporated by reference to Appendix A to definitive proxy statement filed April 30, 2007).

10.12	*	Form of Stock Option Agreement for Alliance Bankshares Corporation 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.12 to Form 8-K filed November 9, 2007).

21		Subsidiaries of the Registrant.

23.1		Consent of Yount, Hyde & Barbour, P.C.

31.1		Certification of CEO pursuant to Rule 13a-14(a).

31.2		Certification of CFO pursuant to Rule 13a-14(a).

32		Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

*	Management Contracts

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

5/26/10 Date	/s/ William E. Doyle, Jr. William E. Doyle, Jr.
President & Chief Executive Officer
(principal executive officer)

5/26/10 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial
Officer
(principal financial and accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

5/26/10 Date	/s/ William M. Drohan William M. Drohan
Director

5/26/10	/s/ Donald W. Fisher, PhD

Date	Donald W. Fisher
Director

5/26/10	/s/ Lawrence N. Grant

Date	Lawrence N. Grant
Director

5/26/10	/s/ Serina Moy

Date	Serina Moy
Director

5/26/10	/s/ George S. Webb

Date	George S. Webb
Director

5/26/10	/s/ Robert G. Weyers

Date	Robert G. Weyers
Director

5/26/10	/s/ Oliver T. Carr, III

Date	Oliver T. Carr, III
Director

5/26/10	/s/ William E. Doyle, Jr.

Date	William E. Doyle, Jr.
President, Chief Executive Officer & Director
(principal executive officer)

5/26/10	/s/ Paul M. Harbolick, Jr.

Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial
Officer
(principal financial and accounting officer)