Form 10-Q
period 2010-03-31
ALLIANCE BANKSHARES CORP
filed 2010-05-28
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of May 17, 2010, the number of outstanding shares of registrant’s common stock, par value $4.00 per share, was: 5,106,819.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
March 31, 2010, December 31, 2009 and March 31, 2009
(Dollars in thousands)

	March	December	March
	31,	31,	31,
	2010	2009	2009
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$49,855	$26,671	$39,152
Federal funds sold	15,358	2,970	17,786
Trading securities, at fair value	3,430	7,460	60,164
Investment securities available-for-sale, at fair value	147,842	145,031	95,660
Restricted stock	6,712	6,318	5,154
Loans held for sale	—	1,983	884
Loans, net of allowance for loan losses of $5,737, $5,619 and $5,225	341,629	353,761	362,428
Premises and equipment, net	1,932	2,038	1,856
Other real estate owned, net of valuation allowance	8,370	7,875	9,845
Intangible assets	—	—	2,226
Goodwill	—	—	3,569
Accrued interest and other assets	18,528	22,228	15,522

TOTAL ASSETS	$593,656	$576,335	$614,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$120,317	$92,846	$113,715
Savings and NOW deposits	56,216	53,617	57,158
Money market deposits	24,650	22,462	14,517
Time deposits ($0, $9,125, and $9,412 at fair value)	252,556	262,983	279,685

Total deposits	453,739	431,908	465,075

Repurchase agreements, federal funds purchased and other borrowings	27,293	47,290	47,017
Federal Home Loan Bank advances ($25,883, $25,761 and $26,156 at fair value)	65,883	50,761	51,156
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	2,997	2,932	3,901
Commitments and contingent liabilities	—	—	—

Total liabilities	560,222	543,201	577,459

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,106,819 shares issued and outstanding at March 31, 2010, December 31, 2009 and March 31, 2009, respectively	20,427	20,427	20,427
Capital surplus	25,822	25,835	25,435
Retained (deficit)	(12,902)	(13,016)	(9,099)
Accumulated other comprehensive income (loss), net	87	(112)	24

Total stockholders’ equity	33,434	33,134	36,787

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$593,656	$576,335	$614,246

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands, except for per share data)

	2010	2009
INTEREST INCOME:
Loans	$5,140	$5,285
Trading securities	88	658
Investment securities	1,742	1,167
Federal funds sold	11	13

Total interest income	6,981	7,123

INTEREST EXPENSE:
Savings and NOW deposits	72	116
Time deposits	1,666	2,732
Money market deposits	79	53
Repurchase agreements, federal funds purchased and other borrowings	489	560

Total interest expense	2,306	3,461

Net interest income	4,675	3,662
Provision for loan losses	275	574

Net interest income after provision for loan losses	4,400	3,088

OTHER INCOME:
Deposit account service charges	78	68
Gain on residential mortgage loan sales	—	42
Net gain on sale of available-for-sale securities	256	589
Trading activity and fair value adjustments	(190)	(465)
Other operating income	117	18

Total other income	261	252

OTHER EXPENSES:
Salaries and employee benefits	2,003	1,736
Occupancy expense	628	549
Equipment expense	194	175
Other real estate owned expense	43	398
FDIC assessments	363	295
Operating expenses	1,316	1,267

Total other expenses	4,547	4,420

Income (loss) from continuing operations before income taxes	114	(1,080)
Income tax expense (benefit)	—	(363)

Net Income (loss) from continuing operations	$114	$(717)

DISCONTINUED INSURANCE OPERATIONS:
Income from the discontinued insurance operations	$—	349
Income tax expense	—	111

Net income on discontinued insurance operations	—	238

NET INCOME (LOSS)	$114	$(479)

Net Income (loss) from continuing operations per common share, basic	$0.02	$(0.14)

Net Income (loss) from continuing operations per common share, diluted	$0.02	$(0.14)

Net Income from discontinued operations per common share, basic	$—	$0.05

Net Income from discontinued operations per common share, diluted	$—	$0.05

Net Income (loss) per common share, basic	$0.02	$(0.09)

Net Income (loss) per common share, diluted	$0.02	$(0.09)

Weighted average number of shares, basic	5,106,819	5,106,819

Weighted average number of shares, diluted	5,108,085	5,106,819

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	(Deficit)	Income (Loss)	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2008	$20,427	$25,364	$(8,620)	$(4)		$37,167

COMPREHENSIVE (LOSS):

Net loss	—	—	(479)	—	$(479)	(479)
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $215	—	—	—	—	417	—
Less: reclassification adjustment, net of income taxes of $(200)	—	—	—	—	(389)	—

Other comprehensive income, net of tax	—	—	—	28	28	28

Total comprehensive (loss)	—	—	—	—	$(451)	—

Stock-based compensation expense	—	71	—	—		71

BALANCE, MARCH 31, 2009	$20,427	$25,435	$(9,099)	$24		$36,787

BALANCE, DECEMBER 31, 2009	$20,427	$25,835	$(13,016)	$(112)		$33,134

COMPREHENSIVE INCOME (LOSS):

Net income	—	—	114	—	$114	114
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $190	—	—	—	—	368	—
Less: reclassification adjustment, net of income taxes of $(87)	—	—	—	—	(169)	—

Other comprehensive income, net of tax	—	—	—	199	199	199

Total comprehensive income	—	—	—	—	$313	—

Stock-based compensation expense	—	(13)	—	—		(13)

BALANCE, MARCH 31, 2010	$20,427	$25,822	$(12,902)	$87		$33,434

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$114	$(479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	256	377
Provision for loan losses	275	574
Losses on Other Real Estate Owned	—	170
Origination of loans held for sale	—	(4,303)
Proceeds from sale of loans held for sale	1,983	3,808
Gain on loan sales	—	(42)
Stock-based compensation expense	(13)	71
Net (gain) on sale of securities available-for-sale	(256)	(589)
Trading activity and fair value adjustments	190	465
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	3,644	969
Other liabilities	66	(675)

Net cash provided by operating activities	6,259	346

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(12,388)	(12,736)
Purchase of securities available-for-sale	(21,054)	(46,795)
Proceeds from sale/calls of securities available-for-sale	14,490	18,285
Paydowns on securities available-for-sale	4,219	2,777
Net change in trading securities	3,920	21,432
Net change in restricted stock	(394)	(1,069)
Net change in loan portfolio	11,247	(625)
Proceeds from sale of Other Real Estate Owned	115	2,674
Purchase of premises and equipment	(64)	(141)

Net cash provided by (used in) investing activities	91	(16,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	27,471	38,267
Savings and NOW deposits	2,599	12,337
Money market deposits	2,188	(3,156)
Time deposits	(10,427)	(10,955)
Repurchase agreements, federal funds purchased and other borrowings	(19,997)	6,306
FHLB long term advances	15,000	—

Net cash provided by financing activities	16,834	42,799

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,184	26,947

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,671	12,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,855	$39,152

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
On November 15, 2005, the Bank formed Alliance Insurance Agency (AIA) through the acquisition of Danaher Insurance Agency. AIA was a wholly-owned insurance subsidiary of the Bank and sold a wide array of insurance and financial products. In 2006 and 2007, AIA acquired two additional insurance agencies. The combined AIA operations offered insurance products in the Alliance trade area. On December 29, 2009, the Bank sold AIA and no longer offers insurance products. The effects of the discontinued business operation are shown separately in the consolidated financial statements.
The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of March 31, 2010, December 31, 2009 and March 31, 2009, the results of operations for the three month periods ended March 31, 2010 and 2009, and cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2010 and 2009. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the SEC).

Operating results for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of full year financial results.
Accounting Standards Codification (ASC) 718-10, Stock Compensation requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
As of March 31, 2010 and December 31, 2009, there was $381 thousand and $471 thousand, respectively, of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period which is estimated to be five years or less.
Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. There were no grants for the first quarter in 2010. The weighted average assumptions for grants in the first three months of 2009 were: price volatility of 49.32%, risk-free interest rates of 1.8%, dividend rate of 0.00% and expected lives of 5.00 years.
Stock option activity for the three months ended March 31, 2010 is summarized below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)

Outstanding at January 1, 2010	684,005	$11.27
Granted	—	—
Exercised	—	—
Forfeited	(68,306)	10.51

Outstanding at March 31, 2010	615,699	$11.35	4.9	$—

Exercisable at March 31, 2010	506,244	$11.96	4.3	$—

2. Fair Value Measurements
Bankshares uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of Financial Accounting Standards Board (FASB), ASC 820-10, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for Bankshares’ various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
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
Fair Value Hierarchy
In accordance with this guidance, Bankshares groups its financial assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
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
The following describes the valuation techniques used by Bankshares to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
Trading and Available-for-Sale Securities — Trading and available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). Financial assets and liabilities that are traded infrequently have values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own view about the assumptions that market participants would use in pricing the asset or liability (Level 3). As a result, some of our securities are hand priced using customary spreads over similar maturity treasury instruments.
FHLB Advances and Time Deposits — Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. As of March 31, 2010, Bankshares had one wholesale liability as a fair value instrument: a long-term Federal Home Loan Bank (FHLB) advance. As of March 31, 2010, all time deposits accounted under the fair value method had matured and Bankshares no longer had any time deposits accounted for under the fair value methodology.
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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Fair Value Measurements at March 31, 2010
					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	Current
Description	Value	(Level 1)	(Level 2)	(Level 3)	Quarter

	(dollars in thousands)

Assets
Trading securities	$3,430	$—	$—	$3,430	$(91)
Available-for-sale securities	147,842		66,188	81,654	—

Liabilities
Time deposits (brokered certificates of deposit)	—	—	—	—	23 *
FHLB advances	25,883	—	—	25,883	(122)

					$(190)

*	A time deposit accounted for under the fair value methodology (Level 2) matured in January 2010.

	Fair Value Measurements at December 31, 2009
					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	2009
Description	Value	(Level 1)	(Level 2)	(Level 3)	Results

Assets
Trading securities	$7,460	$—	$—	$7,460	$(859)
Available-for-sale securities	145,031	—	73,169	71,862	—

Liabilities
Time deposits (brokered certificates of deposit)	9,125	—	9,125	—	430
FHLB advances	25,761		25,761		600

					$171

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
(dollars in thousands)

	Trading	FHLB	AFS
	Assets	Advances	Securities

Beginning balance, January 1, 2010	$7,460	$25,761	$71,862
Transfers into Level 3	—	—	—

Purchases	—	—	16,412

Sales, maturities or calls	(3,916)	—	(6,061)
Realized gains (losses) on assets	(23)	—	40
Unrealized (gains) losses on liabilities		122	—

Unrealized gains (losses) on assets	(91)	—	(599)

Ending balance, March 31, 2010	$3,430	$25,883	$81,654

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

The following describes the valuation techniques used by Bankshares to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans Held For Sale. Loans held for sale are carried at the lower of cost or market value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Bankshares records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within gain on residential mortgage loan sales on the consolidated statements of operations. In January of 2010, management made a strategic decision to suspend the business of selling loans to the secondary market. With that decision there were no loans held for sale at March 31, 2010. For the three months ended March 31, 2010 there were no gains and losses related to the sale of loans on the Consolidated Statements of Operations compared to $42 thousand for the three months ended March 31, 2009.
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
The following table summarizes Bankshares’ assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at March 31, 2010*
		Quoted	Significant	Significant
		Quoted Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets
Impaired loans	$3,125	$—	$3,125	$—
OREO	$8,370	$—	$8,370	$—

*	As of March 31, 2010, Bankshares did not have any Loans Held for Sale.

	Carrying Value at December 31, 2009
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets
Impaired loans	$3,759	$—	$3,759	$—
OREO	$7,875	$—	$7,875	$—
Loans held for sale	$1,983	$—	$1,983	$—
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
Cash, Due from Banks, and Federal Funds Sold
For those short-term instruments, the carrying amount is a reasonable estimate of fair value.
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
Restricted Stock
The fair value is considered to be cost based on the underlying redemption provisions of the instruments.
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

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)

Financial assets:
Cash and due from banks	$49,855	$49,855	$26,671	$26,671
Federal funds sold	15,358	15,358	2,970	2,970
Trading securities	3,430	3,430	7,460	7,460
Available-for-sale securities	147,842	147,842	145,031	145,031
Loans, net	341,629	352,546	353,761	357,158
Loans held for sale	0	0	1,983	1,983
Accrued interest receivable	2,821	2,821	2,578	2,578

Financial liabilities:
Noninterest-bearing deposits	$120,317	$120,317	$92,846	$92,846
Interest-bearing deposits	333,422	315,224	329,937	309,279
Interest-bearing deposits, at fair value	0	0	9,125	9,125
Short-term borrowings	27,293	29,935	47,290	47,013
FHLB advances	40,000	40,000	25,000	25,000
FHLB advances, at fair value	25,883	25,883	25,761	25,761
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	1,494	1,494	1,772	1,772
3. Trading Securities
The following table reflects our trading assets accounted for on a fair value basis and the effective yield of the instruments as of the dates indicated:

	March 31,		December 31,		March 31,
	2010		2009		2009
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)

Trading securities:
U.S. government corporations and agencies	$—	0.00%	$3,536	5.08%	$49,016	3.27%
PCMOs	3,430	5.36%	3,924	5.36%	11,148	5.42%

Total trading securities	$3,430	5.36%	$7,460	5.23%	$60,164	3.75%

4. Investment Securities
The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at March 31, 2010 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$59,523	$558	$(325)	$59,756
U.S. government agency CMOs	39,916	705	(25)	40,596
U.S. government agency MBS	7,738	138		7,876
PCMOs	22,233	81	(416)	21,898
Municipal securities	18,300	209	(793)	17,716

Total available-for-sale securities	$147,710	$1,691	$(1,559)	$147,842

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2009 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$49,482	$536	$(232)	$49,786
U.S. government agency CMOs	45,567	266	(216)	45,617
U.S. government agency MBS	10,251	214	(3)	10,462
PCMOs	21,884	299	(107)	22,076
Municipal securities	18,017	113	(1,040)	17,090

Total available-for-sale securities	$145,201	$1,428	$(1,598)	$145,031

There were no held-to-maturity investments at March 31, 2010 or December 31, 2009.
The following tables present the aggregate amount of unrealized loss in investment securities as of March 31, 2010 and December 31, 2009. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of

“less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

			March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. government corporations & agencies	$31,687	$(325)	$—	$—	$31,687	$(325)
U.S. government agency CMOs & PCMOs	20,213	(441)	—	—	20,213	(441)
Municipal securities	7,145	(166)	3,014	(627)	10,159	(793)

Total temporarily impaired investment securities	$59,045	$(932)	$3,014	$(627)	$62,059	$(1,559)

			December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(dollars in thousands)
U.S. government corporations & agencies	$28,243	$(232)	$—	$—	$28,243	$(232)
U.S. government agency CMOs & PCMOs	33,650	(323)	—	—	33,650	(323)
U.S. government agency MBS	2,572	(3)	—	—	2,572	(3)
Municipal securities	7,792	(293)	4,104	(747)	11,896	(1,040)

Total temporarily impaired investment securities	$72,257	$(851)	$4,104	$(747)	$76,361	$(1,598)

Bankshares’ security portfolio is primarily comprised of fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments, an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the write-down would be included in earnings as a realized loss. As of March 31, 2010 and December 31, 2009, management does not consider any of the unrealized losses to be other-than-temporarily impaired and no impairment charges have been recorded.
There are a total of 49 investment securities totaling $62.1 million that have an unrealized loss and are considered temporarily impaired as of March 31, 2010. Management believes the unrealized losses noted in the table above are a result of current market conditions, primarily interest rates, and do not reflect on the ability of the issuers to repay the obligations. Bankshares does not intend to sell the investments and it is not likely that Bankshares will be required to sell the investments before recovery of the unrealized losses.
Bankshares’ investment in Federal Home Loan Bank (FHLB) stock totaled $5.3 million at March 31, 2010. FHLB stock is generally viewed as a long term investment and as a restricted investments security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock that started in 2009, Bankshares does not consider this investment to be other-than-temporarily impaired as of March 31, 2010 and no impairment has been recognized.

5. Loans
The following table summarizes the composition of the loan portfolio by dollar amount and percentages as of the dates indicated:

	March 31,		December 31,
	2010		2009
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Real estate:
Residential real estate	$111,976	32.2%	$110,449	30.7%
Commercial real estate	147,568	42.5%	153,314	42.7%
Construction	47,571	13.7%	50,140	14.0%

Total real estate	307,115	88.4%	313,903	87.4%
Commercial	35,539	10.2%	40,585	11.2%
Consumer	4,340	1.3%	4,892	1.4%
Other	372	0.1%	—	0.0%

Gross loans	347,366	100.0%	359,380	100.0%

Less: allowance for loan losses	(5,737)		(5,619)

Net loans	$341,629		$353,761

As of March 31, 2010 and December 31, 2009, there were $68 thousand and $139 thousand, respectively, in checking account overdrafts that were reclassified on the consolidated balance sheets as loans.

6. Allowance For Loan Losses
     The following table summarizes the activity in the allowance for loan losses for the periods presented:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2010	2009	2009
	(dollars in thousands)
Balance, beginning of period	$5,619	$5,751	$5,751
Provision for loan losses	275	2,995	574
Loans charged off	(165)	(3,294)	(1,140)
Recoveries of loans charged off	8	167	40

Net charge-offs	(157)	(3,127)	(1,100)

Balance, end of period	$5,737	$5,619	$5,225

Impaired loans and nonaccrual loans are summarized as follows as of the dates indicated:

	March 31,	December 31,
	2010	2009
	(dollars in thousands)
Impaired loans without a valuation allowance	$62	$367
Impaired loans with a valuation allowance	4,812	5,254

Total impaired loans	4,874	$5,621

Valuation allowance related to impaired loans	$1,687	$1,495

Total loans past due 90 days and still accruing	$—	$—

Average investment in impaired loans	5,002	$6,244

Interest income recognized on impaired loans	$35	$269

Interest income recognized on a cash basis on impaired loans	$35	$269

There were no nonaccrual loans excluded from impaired loan disclosures as of March 31, 2010 and December 31, 2009. No additional funds are committed to be advanced in connection with impaired loans.
7. OTHER REAL ESTATE OWNED
The table below reflects changes in Other Real Estate Owned (OREO) for the periods indicated:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2010	2009	2009
	(dollars in thousands)
Balance, beginning of period	$7,875	$11,749	$11,749

Properties acquired at foreclosure	610	3,602	940
Capital improvements on foreclosed properties	—	55	—
Sales on foreclosed properties	(115)	(5,873)	(2,674)
Valuation adjustments	—	(1,658)	(170)

Balance, end of period	$8,370	$7,875	$9,845

     Expenses applicable to OREO included the following:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2010	2009	2009
	(dollars in thousands)
Net loss on sales of OREO	$—	$33	$14
Valuation adjustments	—	1,658	170
Operating expenses, net of rental income	43	671	214

	$43	$2,362	$398

8. Intangibles and Goodwill
On December 29, 2009, Bankshares sold AIA; as a result of the sale, Bankshares does not have any intangible assets or goodwill as of March 31, 2010 or December 31, 2009.
The table below reflects the changes in the net carrying amount for the intangible assets and goodwill balances for AIA, which were Bankshares’ only intangible assets and goodwill, for the three months ended March 31, 2009:

	Intangible Assets	Goodwill
	March 31,	March 31,
	2009	2009
	(dollars in thousands)

Balance, January 1, 2009	$2,331	$3,569
Amortization expense	(105)	—

Balance, March 31, 2009	$2,226	$3,569

9. Federal Home Loan Bank Advances
Bankshares has three advances: one fixed rate advance and two floating rate advances.
At March 31, 2010 and December 31, 2009, the FHLB advance accounted for on a fair value basis had a value of $25.9 and $25.8 million, respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.99% at March 31, 2010 and December 31, 2009. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at March 31, 2010 and December 31, 2009.
At March 31, 2010 and December 31, 2009, the FHLB advances accounted for on a cost basis had value of $40.0 million and $25.0 million respectively. Both advances mature in 2012. The weighted average interest rate on long-term FHLB advance accounted for on a cost basis was 0.24% and 0.31% as of March 31, 2010 and December 31, 2009 respectively.
10. Trust Preferred Capital Securities of Subsidiary Trust
On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the Trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time since June 30, 2008. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date and has been fully amortized. The interest rate associated with the Trust Preferred Securities is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Securities, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through the current quarter, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. The base interest rate as of March 31, 2010 and December 31, 2009 was 3.40%.
All or a portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At March 31, 2010 and December 31, 2009, the entire amount was considered Tier 1 capital.
11. Earnings (Loss) Per Share
The following table shows the weighted average number of shares used in computing earnings (loss) per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders for the periods presented.

	Three Months Ended March 31,
	2010		2009
		Per		Per
		Share		Share
	Shares	Amount	Shares	Amount

Basic income(loss) per share	5,106,819	$0.02	5,106,819	$(0.09)

Effect of dilutive securities, stock options	1,266		—

Diluted income(loss) per share	5,108,085	$0.02	5,106,819	$(0.09)

Net income(loss) utilized in the earnings per share calculations above:	$114,000		$(479,000)

Average shares of 606,949 and 908,723 have been excluded from the calculation for the three months ended March 31, 2010 and March 31, 2009, respectively, because their effects were anti-dilutive.
12. Supplemental Cash Flow Information

	March 31,	March 31,
	2010	2009
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the three months	$2,584	$3,701

Income taxes paid during the three months	$—	$—

Supplemental Disclosures of Noncash Activities:
Fair value adjustment on available-for-sale securities	$302	$43

Transfer of loans to foreclosed assets	$610	$940

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bankshares, the Bank and AIA, on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited consolidated financial statements and accompanying notes included elsewhere in this report.
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

Forward-Looking Statements
Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “ anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Changes in the strength of the national economy in general and the local economies in our market areas may adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	Changes in the availability of funds resulting in increased costs or reduced liquidity;

•	Changes in accounting policies, rules and practices;

•	Increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	Changes in market conditions, declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;

•	Our ability to expand and grow our business and operations, including the establishment of additional branches and acquisition of additional branches and banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;

•	The timing of and value realized upon the sale of Other Real Estate Owned (OREO) property;

•	Changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	Fiscal and governmental policies of the United States federal government;

•	Changes in the Temporary Liquidity Guarantee Program;

•	Continued increases in Federal Deposit Insurance Corporation (FDIC) insurance premiums and special assessments;

•	Loss of key production or managerial personnel;

•	Changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	Timing and implementation of certain balance sheet strategies;

•	Impairment concerns and risks related to our investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	Assumptions used in managing risk, including within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Changes in tax laws and regulations;

•	Our ability to recognize future tax benefits;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards; and

•	Other factors described from time to time in our SEC filings.
     In addition, a continuation of the turbulence in significant portions of the global financial markets, particularly if it worsens, could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets over the past two years have resulted in significant write-downs of asset values by financial institutions in the United States, and have affected our levels of nonperforming assets and OREO . Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that actions taken by the federal government will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the regulatory and competitive landscape.
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
     Goodwill. On December 29, 2009, the Bank entered into and closed on a stock purchase agreement to sell AIA. The transaction eliminated all of the goodwill and intangible assets previously carried on our books.
     Share-Based Compensation. In December 2004, the FASB issued ASC 718-10, Stock Compensation. ASC 718-10 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the Black-Scholes model to estimate fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
Overview
Bankshares’ primary long-term financial goals are to maximize earnings and to deploy capital in profit driven initiatives that will enhance shareholder value. In the short-term, Bankshares is taking action to optimize profits while refocusing the organization towards more traditional banking activities. As an example, in late 2009, we sold the AIA insurance operation, and we have refocused energies towards traditional banking. Highlights of Bankshares’ financial results for the first quarter of 2010 include the following:
•	The net income was $114 thousand for the quarter ended March 31, 2010 compared to a net loss of $479 thousand for the quarter ended March 31, 2009, representing a substantial improvement.

•	Total assets increased by $17.4 million or 3.02% in the first quarter of 2010 to $593.7 million over the December 31, 2009 balance of $576.3 million.

•	The ratio of nonperforming assets to total assets was 2.23% as of March 31, 2010 compared to 2.34% as of December 31, 2009 and 2.42% as of March 31, 2009. This has been an area of significant managerial focus over the past few years. The focus has resulted in a decline in nonperforming assets from the December 31, 2007 level of 4.48%.

•	As of March 31, 2010, the composition of nonperforming assets was $4.9 million of impaired loans (including $4.3 million of nonaccrual loans) and $8.4 million of OREO, totaling $13.2 million, down from the December 31, 2009 level of $13.5 million.

•	Trading assets declined to $3.4 million as of March 31, 2010, down $4.0 million from the December 31, 2009 level of $7.5 million. This is a direct result of management’s previously enacted strategic decision to reduce the trading asset portfolio. The substantial decrease in the portfolio is more evident in comparing the balance of $3.4 million at March 31, 2010 and $60.2 million at March 31, 2009.

•	Our investment securities portfolio has increased to $147.8 million as of March 31, 2010, up slightly from the December 31, 2009 level of $145.0 million.

•	Total non-interest bearing deposits were $120.3 million or 26.5% of total deposits as of March 31, 2010, up from $92.8 million or 21.5% of total deposits as of December 31, 2009.

•	Total deposits grew to $453.7 million as of March 31, 2010 compared to the December 31, 2009 level of $431.9 million.
Traditional Banking: An overview of the financial results for the traditional banking operations are as follows:

     The Bank’s pre-tax income was $114 thousand for the three months ended March 31, 2010 compared to pre-tax loss of $1.1 million for the same period in the prior year.
     The following table reflects the key drivers of the costs associated with the performance for the indicated periods:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(dollars in thousands)

Provision for loan losses	$275	$574
Trading activity and fair value adjustments	141	465
OREO direct expenses	43	228
OREO valuation adjustments	—	170
Nonaccrual interest reversal	62	103
Transitional expenses *	300	—

Total	$821	$1,540

*	Transitional expenses include employment contract accruals, legal and consulting fees.
     As of March 31, 2010, the Bank had $3.4 million in fair value trading assets and $25.9 million in fair value trading liabilities, as compared to $7.5 million in fair value trading assets and $25.8 million in fair value trading liabilities as of December 31, 2009. During the first quarter of 2010, we had maturities of fair value liabilities of $9.1 million that were not replaced due to management’s strategy to reduce the fair value portfolio.
     At March 31, 2010, the Bank had impaired and nonaccrual loans totaling $4.9 million compared to $5.6 million as of December 31, 2009. The nonaccrual loans for 2010 relate to a variety of borrowers in the greater Washington, D.C. Metropolitan region.
     The OREO balance was $8.4 million as of March 31, 2010 and $7.9 million as of December 31, 2009. During the first three months of 2010, there were foreclosures on nonaccrual loans of $610 thousand and sales of $115 thousand.
     Total nonperforming assets amounted to $13.2 million or 2.23% of total assets down from the December 31, 2009 level of $13.5 million or 2.34% of total assets and down substantially from the March 31, 2009 level of $14.9 million or 2.42% of total assets.
     Total loans were $347.4 million as of March 31, 2010, compared to $359.4 million as of December 31, 2009, a $12.0 million decrease. The relatively similar level is a result of management’s decision to reduce our exposure to construction and land loans and normal payoffs.

     Total deposits amounted to $453.7 million as of March 31, 2010, compared to $431.9 million in total deposits as of December 31, 2009. Non-interest bearing deposits were $120.3 million, or 27% of total deposits as of March 31, 2010, an increase of $27.5 million compared to the December 31, 2009 level of $92.8 million, or 21% of total deposits.
     Alliance Insurance Agency (AIA): On December 29, 2009, the Bank entered into a stock purchase agreement and sold AIA. Management made a strategic decision to move away from the insurance industry and focus on traditional banking. The Bank no longer offers insurance products directly to clients. The effects of the discontinued business operation are shown separately in the consolidated financial statements for 2009.
     Financial Performance Measures. Bankshares had net income for the three month period ended March 31, 2010 of $114 thousand compared to a net loss of $479 thousand for the same period in the prior year. The net income of $114 thousand includes net interest income of $4.7 million compared to $3.7 million for the same period last year, an increase of $1.3 million. These results led to $0.02 basic and diluted earnings per share for the quarter ended March 31, 2010, compared to $0.09 basic and diluted loss per share for the quarter ended March 31, 2009. Weighted average basic shares outstanding were 5,106,819 for the three months ended March 31, 2010 and March 31, 2009. Weighted average diluted shares outstanding were 5,108,085 for the three months ended March 31, 2010 and 5,106,819 for the three months ended March 31, 2009.
Net interest margin was 3.66% for the three months ended March 31, 2010 compared to 2.72% for the three months ended March 31, 2009. A key contributing factor to the improved net interest margin is the lower cost of funds. Certain deposit accounts were repriced downward over the respective periods and levels of demand deposit funding increased. Nonperforming assets to total assets was 2.23% as of March 31, 2010 compared to 2.34% as of December 31, 2009, a decrease of 11 basis points.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended March 31, 2010 was $4.8 million compared to $3.7 million for the same period in 2009. Loan interest income decreased $145 thousand to $5.1 million in the three months ended March 31, 2010 compared to $5.3 million for the same period in 2009.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended March 31,
	2010			2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$357,555	$5,140	5.83%	$368,278	$5,285	5.82%
Trading securities	5,773	88	6.18%	74,746	658	3.57%
Investment securities	160,140	1,850	4.69%	90,750	1,210	5.41%
Federal funds sold	6,792	11	0.66%	12,691	13	0.42%

Total interest earning assets	530,260	7,089	5.42%	546,465	7,166	5.32%
Non-interest earning assets:
Cash and due from banks	19,473			14,071
Premises and equipment	2,000			1,886
Other real estate owned (OREO)	7,921			12,022
Other assets	21,038			21,232
Less: allowance for loan losses	(5,638)			(5,532)

Total non-interest earning assets	44,794			43,679

Total Assets	$575,054			$590,144

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$42,628	$69	0.66%	$38,577	$112	1.18%
Money market deposit accounts	23,054	79	1.39%	15,986	53	1.34%
Savings accounts	3,541	3	0.34%	3,377	4	0.48%
Time deposits(3)	260,358	1,666	2.60%	285,043	2,732	3.89%

Total interest-bearing deposits	329,581	1,817	2.24%	342,983	2,901	3.43%
FHLB advances(4)	57,603	280	1.97%	51,443	263	2.07%
Other borrowings	66,875	209	1.27%	77,109	297	1.56%

Total interest-bearing liabilities	454,059	2,306	2.06%	471,535	3,461	2.98%

Non-interest bearing liabilities:
Demand deposits	85,310			78,300
Other liabilities	2,272			3,094

Total liabilities	541,641			552,929
Stockholders’ Equity	33,413			37,215

Total Liabilities and Stockholders’ Equity	$575,054			$590,144

Interest Spread (5)			3.36%			2.31%

Net Interest Margin (6)		$4,783	3.66%		$3,705	2.72%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $4.6 million and $6.3 million in the first quarter of 2010 and 2009, respectively.

The 2010 and 2009 interest income excluded from the loans above was $62 thousand and $103 thousand, respectively.

(3)	Average fair value of time deposits for the first quarter of 2010 and 2009 was $0 and $22,198, respectively.

(4)	Average fair value of FHLB advances for the first quarter of 2010 and 2009 was $25,083 and $26,443, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Average loan balances were $357.6 million for the three months ended March 31, 2010 compared to $368.3 million for the same period in 2009. The related interest income from loans was $5.1 million in 2010 compared to $5.3 million in 2009. The average yield on loans increased to 5.83% in 2010 from 5.82% in 2009. Interest rates are established for classes of loans that include variable rates based on Wall Street Journal Prime or other identifiable bases while other carry fixed rates with terms out to 15 years. Most new variable rate originations include minimum/floors.
     Trading securities averaged $5.8 million for the three months ended March 31, 2010, compared to $74.7 million for the three months ended March 31, 2009. Trading securities interest income for the three months ended March 31, 2010 was $88 thousand compared to $658 thousand for the three months ended March 31, 2009. The decrease in interest income on trading securities is due to management’s strategic decision to reduce the balance in the portfolio. The average yield on trading securities was 6.18% for the first quarter of 2010 compared to 3.57% for the first quarter of 2009.
     The average balance of investment securities was $160.1 million for the quarter ended March 31, 2010 compared to $90.8 million for the same quarter in 2009. Investment securities income (on a fully tax equivalent basis) was $1.9 million for the three months ended March 31, 2010 compared to $1.2 million for the three months ended March 31, 2009. The tax equivalent average yield on investment securities for the three months ended March 31, 2010 was 4.69% compared to the March 31, 2009 yield of 5.41%.
     Excess liquidity results in federal funds sold for Bankshares. The short-term investments in federal funds sold contributed $11 thousand to interest income in the three month period ended March 31, 2010, compared to $13 thousand for the same period in 2009.
     Total average interest earning assets yielded 5.42% for the three months ended March 31, 2010 compared to the yield of 5.29% for the same period in 2009. Total interest income (on a fully tax equivalent basis) was $7.1 million for the three months ended March 31, 2010 compared to $7.2 million for the three months ended March 31, 2009.
     Total average interest-bearing liabilities (deposits and purchased funds) were $454.1 million in the first quarter of 2010 or $17.4 million lower than the first quarter of 2009 level of $471.5 million. This decrease is due to the lower time deposit balance in the current quarter which is a direct result of the effect of the economic environment. Interest expense for all interest-bearing liabilities amounted to $2.3 million for the three months ended March 31, 2010 compared to $3.5 million for the three months ended March 31, 2009. The average cost of interest-bearing liabilities for the first quarter of 2010 was 2.06% or 92 basis points lower than the 2009 level of 2.98%. In addition, many of the larger wholesale deposits with higher rates have matured or repriced downward during 2010. The benefits of the repricing are seen in the lower time deposit cost of 2.60% in 2010 compared to the 2009 level of 3.89%.
     Non-interest bearing demand deposit balances averaged $85.3 million for the first quarter of 2010, or $7.0 million more than the 2009 level of $78.3 million.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Volume and Rate Analysis

	Three Months Ended March 31,
	2010 compared to 2009
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(dollars in thousands)
Interest Earning Assets:
Loans	$(145)	$(154)	$9
Trading securities	(570)	(2,744)	2,174
Investment securities	640	844	(204)
Federal funds sold	(2)	(26)	24

Total increase (decrease) in interest income	(77)	(2,080)	2,003

Interest-Bearing Liabilities:
Interest-bearing deposits	(1,084)	(184)	(900)
Purchased funds	(71)	(9)	(62)

Total (decrease) in interest expense	(1,155)	(193)	(962)

Increase (decrease) in net interest income	$1,078	$(1,887)	$2,965

     Non-interest Income. Non-interest income, exclusive of discontinued operations, amounted to $261 thousand during the three months ended March 31, 2010, an increase of $9 thousand from the 2009 level of $252 thousand.
     Bankshares recorded a net gain of $256 thousand on the sale of investment securities in the three months ended March 31, 2010, compared to a net gain of $589 thousand in the three months ended March 31, 2009.
     Trading activity and fair value adjustments recorded for the three months ended March 31, 2010 resulted in a net loss of $190 thousand, compared to a net loss of $465 million for the same period in 2009, an improvement of $275 thousand.
     Non-interest Expense. Non-interest expense, exclusive of discontinued operations, in the three months ended March 31, 2010 amounted to $4.5 million compared to the March 31, 2009 level of $4.4 million.

     Salaries and benefits expense for the three months ended March 31, 2010 was $2.0 million, or $267 thousand higher than the 2009 level of $1.7 million. Approximately $258 thousand of salary expenses related to the managerial transition that occurred during the first quarter of 2010. Occupancy and equipment expense for the three months ended March 31, 2010 was $822 thousand compared to $724 thousand in the same period in 2009. OREO expense was $43 thousand for the three months ended March 31, 2010 compared to $398 thousand for the three months ended March 31, 2009. Other operating expenses were $1.7 million for the three months ended March 31, 2010, an increase of $117 thousand from the three months ended March 31, 2009. Other operating expenses increased primarily due to increases in attorneys’ fees, other professional fees and transitional expenses. The transitional expenses are accruals for a substantial portion of the employment contract for the former Bank President and related legal and consulting fees.
     Income Taxes. We recorded a minimal income tax expense in the first quarter of 2010 compared to an income tax benefit of $363 thousand in 2009, not including the discontinued operations of AIA.
     In accordance with ASC 740-10, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), deferred tax benefits are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax benefits will not be realized. The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods. As of December 31, 2009, Bankshares was in a cumulative three year loss position.
     As a result of that loss position, Bankshares performed an analysis to determine if a valuation allowance for deferred tax assets was necessary. Our analysis reviewed various forms of positive and negative evidence in determining whether a valuation allowance was necessary and, if so, to what degree a valuation allowance was warranted.
     The loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. We considered positive evidence such as previous earnings patterns, the recent history of loan charge-offs, nonperforming assets, OREO expenses, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. We considered several different economic scenarios in evaluating whether the projected income in future periods was sufficient to recover the NOL over the prescribed period. In addition, we considered tax planning strategies that would impact the timing and extent of taxable income. The projected performance metrics over the period of NOL recognition indicates that it is more likely than not that Bankshares will have sufficient taxable income to recognize the deferred tax assets as of March 31, 2010. Therefore, Bankshares has concluded that a valuation allowance for deferred tax assets is not necessary as of March 31, 2010.

Analysis of Financial Condition
     Trading Securities. The trading portfolio was $3.4 million as of March 31, 2010 compared to $7.5 million as of December 31, 2009 and $60.2 million as of March 31, 2009. The March 31, 2010 effective portfolio yield is 5.36%. Management’s strategy to reduce the trading portfolio has been effective, as evidenced by the decrease of $56.8 million during the past year. Currently, Bankshares has four PCMO bonds left in our portfolio. The current portfolio has a variety of ratings below investment grade, but all the PCMOs were rated AAA by at least one ratings agency on the purchase date.
     The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:
Trading Securities

	March 31,		December 31,		March 31,
	2010		2009		2009
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. government corporations & agencies	$—	0.00%	$3,536	5.08%	$23,675	5.19%
PCMOs (1)	3,430	5.36%	3,924	5.36%	11,148	5.42%
SBA securities (2)	—	0.00%	—	0.00%	25,341	1.48%

Totals	$3,430	5.36%	$7,460	5.23%	$60,164	3.75%

(1)	All PCMOs in the FVO Portfolio were rated AAA by at least one ratings agency on the purchase date. The current FVO PCMOs portfolio has a variety of ratings below investment grade. All instruments are currently performing as expected.

(2)	SBA securities are U.S. government agency securities. For presentation purposes, they are separated out in the table above.
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
     Investment Portfolio. On March 31, 2010, our investment portfolio contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, state and municipal bonds, Federal Reserve Bank (FRB) stock, Federal

Home Loan Bank (FHLB) stock and other securities. U.S. government agency securities were $59.8 million or 38.7% of the March 31, 2010 investment portfolio. As of March 31, 2010, PCMOs, CMOs and MBS made up 45.5% of the portfolio or $70.4 million. Municipal securities were 11.6% of the portfolio or $17.7 million as of March 31, 2010. We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $147.8 million on March 31, 2010. The investment securities’ tax-equivalent yield was 4.59% as of March 31, 2010.
     Our investment portfolio at December 31, 2009 contained callable U.S. government agency securities, U.S. government agency CMOs, U.S. government agency MBS, PCMOs, state and municipal bonds, FRB stock, FHLB stock and other securities. The total amount of the investment securities accounted for under available-for-sale accounting was $145.0 million as of December 31, 2009. The investment securities’ tax-equivalent yield was 4.57% as of December 31, 2009.

	March 31, 2010		December 31, 2009
	Fair		Fair
	Value	Yield	Value	Yield
	(dollars in thousands)
Available-for-Sale Securities:
U.S. government corporations and agencies	$59,756	4.42%	$49,786	4.50%
U.S. government agency CMOs	40,596	3.97%	45,617	3.67%
PCMOs	21,898	5.32%	22,076	5.44%
U.S. government agency MBS	7,876	3.85%	10,462	4.39%
Municipal securities	17,716	5.99%	17,090	5.98%

Total Available-for-Sale Securities	$147,842	4.59%	$145,031	4.57%

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of March 31, 2010:

	Contractual Maturities of Investment Securities
	March 31, 2010
	(dollars in thousands)
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

Available-For-Sale Securities
U.S. government agency securities	$—	0.00%	$—	0.00%	$47,866	4.28%	$11,657	5.02%	$59,523	4.42%
U.S. government agency CMOs & PCMOs (1)	—	0.00%	—	0.00%	9,853	5.21%	52,296	4.31%	62,149	4.45%
U.S. government agency MBS (1)	—	0.00%	—	0.00%	—	0.00%	7,738	3.85%	7,738	3.85%
Municipal securities (2)	—	0.00%	321	4.23%	2,102	5.97%	15,877	5.72%	18,300	5.99%

Total Available-For-Sale Securities (3)	$—	0.00%	$321	4.23%	$59,821	4.49%	$87,568	4.62%	$147,710	4.59%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

(3)	We do not have any held-to-maturity securities as of March 31, 2010
     Restricted Securities. Bankshares’ security portfolio contains restricted securities that are required to be held as part of the business process with financial institutions. These include stock of the Federal Reserve, the FHLB, and others. At March 31, 2010, Federal Reserve stock amounted to $1.2 million, FHLB stock amounted to $5.3 million, and other stock was $207 thousand. At December 31, 2009, Federal Reserve stock amounted to $1.2 million, FHLB stock amounted to $5.3 million, and other stock was $207 thousand.
     Loan Portfolio. We categorize our loans into five primary classifications: commercial real estate, real estate construction, residential real estate, commercial and consumer. The loan portfolio, net of discounts and fees, was $347.4 million at March 31, 2010, compared to $359.4 million at December 31, 2009 and $367.7 million at March 31, 2009. Many of our loans are tied to the prime rate and other rate indices that have declined in the past year.
     Commercial real estate loans were $147.6 million or 42.5% of the loan portfolio as of March 31, 2010. This compares to $153.3 million or 42.7% as of December 31, 2009 and $156.8 million or 42.6% as of March 31, 2009. These loans are typically secured by first trusts on office, warehouse, commercial condominiums or industrial space. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) and loans for income producing properties held by investors.
     The real estate construction category of our loan portfolio generally falls into three primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual condominium units, residential construction loans to builders for resale, and land in various stages of development. This category totaled $47.6 million or 13.7% of our portfolio as of March 31, 2010, compared to $50.1 million and 14.0% of the portfolio as of December 31, 2009 and $69.1 million or 18.8% as of March 31, 2009. The decrease is due to management’s strategic decision to reduce lending in this area due to the depressed market conditions in construction projects, as well as normal construction loan maturities.
     Residential real estate loans (home equity and fixed rate trusts) were $112.0 million or 32.2% of the loan portfolio as of March 31, 2010, compared to $110.4 million, or 30.7% as of December 31, 2009, and $95.9 million or 26.1% as of March 31, 2009. This category consists of three different loan types: HELOCs, which are secured by secondary financing on residential real estate, fixed rate amortizing second mortgages, and first mortgage loans secured by single family residences not held for sale.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and other credit needs of small and medium sized businesses. Commercial loans represent $35.5 million or 10.2% of the loan portfolio as of March 31, 2010, compared to $40.6 million or 11.3% of the loan portfolio at December 31, 2009, and $42.0 million or 11.4% of the loan portfolio at March 31, 2009.
     The consumer loan category constitutes the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of March 31, 2010 was $4.3 million or 1.3% of the loan portfolio, compared to $4.9 million or 1.4% of the loan portfolio as of December 31, 2009 and $3.2 million or 0.9% of the loan portfolio as of March 31, 2009.
     Allowance for Loan Losses. The allowance for loan losses was $5.7 million at March 31, 2010, or 1.65% of loans outstanding, compared to $5.6 million, or 1.56% of loans outstanding, at December 31, 2009. (These ratios exclude loans held for sale.) We allocated $1.7 million and $1.5 million, respectively, of our allowance for loan losses at March 31, 2010 and December 31, 2009 for specific nonperforming or impaired loans. In the first three months of 2010, we had net charge-offs of $157 thousand compared to net charge-offs of $1.1 million for the three months ended March 31, 2009. Of the $157 thousand in net charge-offs for the first quarter of 2010, $100 thousand represented previously established specific allocations at December 31, 2009.
     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2010	2009	2009

	(dollars in thousands)
Balance, beginning of period	$5,619	$5,751	$5,751

Provision for loan losses	275	2,995	574

Net charge-offs:
Commerical	—	356	(10)
HELOC	(1)	981	543
Real estate	160	1,717	545
Consumer	(2)	73	22

Total net charge-offs	157	3,127	1,100

Balance, end of period	$5,737	$5,619	$5,225

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
Non-Performing Assets
     Impaired Loans on Nonaccrual Status. A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to Bankshares. We maintain a policy of adding an amount to the allowance for loan losses believed to be appropriate to ensure an adequate reserve based on the portfolio composition, specific credit extended by Bankshares and general economic conditions.
     At March 31, 2010, Bankshares had $4.3 million of nonaccrual loans, compared to nonaccrual loans of $4.4 million as of December 31, 2009. The $4.3 million balance consists of various loans in the greater Washington D.C. Metropolitan region.
     Other Real Estate Owned (OREO). As of March 31, 2010, we had OREO totaling $8.4 million. The bulk of the OREO balance consists of $2.6 million which relates to two parcels of undeveloped land in Northern Virginia, $1.7 million which consists of farmland/development acreage in the Winchester, Virginia area, $865 thousand which relates to building lots in Northern Virginia, $943 thousand which relates to undeveloped acreage in Woodstock, Virginia, $540 thousand which relates to two building lots in Northern Virginia, $610 thousand which relates to a multi-tenant office warehouse in King George County, Virginia $493 thousand which relates to a two-unit office condominium in Richmond, Virginia, and $610 thousand consisting of four related properties in the Washington D.C. Metropolitan region.
     The table below reflects the OREO activity in 2010:

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2010	2009
	(dollars in thousands)
Balance, beginning of period	$7,875	$11,749
Properties acquired at foreclosure	610	3,602
Capital improvements on foreclosed properties	—	55
Sales on foreclosed properties	(115)	(5,873)
Valuation adjustments	—	(1,658)

Balance, end of period	$8,370	$7,875

     Total Nonperforming Assets. As of March 31, 2010, we had $13.2 million classified as nonperforming assets on the balance sheet. The balance as of December 31, 2009 was $13.5 million.
     Specific Reserves. As of March 31, 2010, we had $1.7 million in specific reserves for nonperforming loans. As of December 31, 2009, we had $1.5 million in specific reserves for nonperforming loans.
Credit Quality Information

	March	December	March
	31,	31,	31,
	2010	2009	2009
	(dollars in thousands)
Nonperforming assets:
Impaired loans (performing loans with a specific allowance)	$542	$1,227	$2,724
Impaired loans on nonaccrual status	4,332	4,394	2,317
Other real estate owned (OREO)	8,370	7,875	9,845

Total nonperforming assets & past due loans	$13,244	$13,496	$14,886

Specific reserves associated with impaired loans	$1,687	$1,495	$628

Nonperforming assets to total assets	2.23%	2.34%	2.42%

     Goodwill and Intangible Assets. Management made a strategic decision in 2009 to concentrate on traditional banking products. On December 29, 2009, the Bank entered into and closed on a stock purchase agreement to sell AIA, eliminating the goodwill and intangible assets carried on our books. The result of the transactions relating to goodwill and intangible assets for March 31, 2009 is shown on the Consolidated Statement of Operations as discontinued operations.
     Deposits. We seek deposits within our market area by offering high-quality customer service and using technology to deliver deposit services effectively and by paying competitive interest rates. Our clients have indicated that there was an increase in real estate activity, and as a result, our deposits have increased. This translated into larger demand deposits for the Bank. Demand deposits were $120.7 million as of March 31, 2010 and averaged $85.3 million for the first quarter of 2010.
     At March 31, 2010, the total deposit portfolio was $453.7 million, compared to the December 31, 2009 level of $431.9 million. The interest-bearing deposits cost the Bank 2.24% for the first quarter of 2010 or 119 basis points less than the first quarter 2009 average cost of 3.43%. As key interest rates declined over the past year, we repriced deposits at a lower level. As we have the opportunity to reprice time deposits, we have realized significant interest rate savings.
     We are active users of wholesale brokered deposits. We believe these types of funds offer a stable source of funds for the Bank. Frequently, the interest rates associated with wholesale brokered deposits are significantly lower than general customer rates in the marketplace. As of March 31, 2010, we had $123.4 million of wholesale brokered certificates of deposit which is $14.0 million lower than the December 31, 2009 level of $137.4 million. This is due to management’s previous strategic decision to reduce the balance in the brokered deposit portfolio. In the past, we accounted for certain wholesale brokered deposits on a fair value basis. As of March 31, 2010, there were no wholesale brokered deposits accounted for on a fair value basis.
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
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The majority of purchased funds is comprised of the following two categories: customer repurchase agreements and outstanding federal funds purchased. Customer repurchase agreements amounted to $26.7 million at March 31, 2010, compared to $37.7 million at December 31, 2009. Outstanding federal funds purchased and treasury, tax and loan balances as of March 31, 2010 were $549 thousand as compared to $9.6 million at December 31, 2009.

     Customer repurchases are standard transactions that involve a Bank customer instead of a wholesale bank or broker. We offer this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not have any open repurchase agreements with broker-dealers.
     FHLB Advances. The FHLB is a key source of funding for us. During the periods presented, we have used overnight advances (daily rate credit) to support our short-term liquidity needs. On a longer term basis, we use our three FHLB advances to augment our funding portfolio, one of which is accounted for on a fair value basis, and two of which are accounted for on a cost basis.
     As of March 31, 2010 and December 31, 2009, we had a FHLB long-term advance accounted for on a fair value basis of $25.9 million and $25.8 million, respectively. The advance matures in early 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.99% as of March 31, 2010 and December 31, 2009.
     As of March 31, 2010, Bankshares had two FHLB long-term advances accounted for on a cost basis. The $40.0 million in long-term advances mature in 2012 with a combined effective interest rate of 0.24%. At December 31, 2009, Bankshares had one such long-term advance for $25 million with an effective interest rate of 0.31%.
     Trading Liabilities Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, the investment and debt markets have acted in a distressed and dysfunctional manner. In evaluating the fair value of funding instruments, we determined that the typical valuation techniques did not take into account the distressed and dysfunctional markets. As such, we considered other factors such as typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of March 31, 2010 and December 31, 2009, the fair value of the long-term FHLB advance accounted for on a fair value basis was $25.9 million and $25.8 million, respectively.
     Deposit Liabilities at Fair Value. Bankshares applied ASC 820-10 to certain wholesale oriented liabilities as of January 1, 2007. As of March 31, 2010 there were no brokered certificates of deposit reported under FVO accounting, compared to $9.1 million in par value at December 31, 2009. This is a direct result of management strategic plan to eliminate fair value instrument in the portfolio.
     The following table reflects the fair value of liabilities accounted for under ASC 820-10 as of the dates indicated:

	March 31, 2010			December 31, 2009
	Par	Fair		Par	Fair
	Value	Value	Yield	Value	Value	Yield
			(dollars in thousands)
Brokered CDs	$—	$—	—%	$9,102	$9,125	5.00%
FHLB long-term advances	25,000	25,883	3.99%	25,000	25,761	3.99%

Total liabilities at fair value	$25,000	$25,883	3.99%	$34,102	$34,886	4.26%

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
     Our demand deposits as of March 31, 2010 were $120.3 million or 26.5% of total deposits which compares favorably to the December 31, 2009 level of $92.8 million or 21.5% of total deposits. The growth in demand deposits reflects the continued improvement in the title company and general bank deposit markets.
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time since June 30, 2008. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its Consolidated Statements of Operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date and has been fully amortized. The interest rate associated with the Trust Preferred Securities is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Securities, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Since September 8, 2009, Bankshares has elected to defer the interest payments due as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. The base interest rate as of March 31, 2010 and December 31, 2009 was 3.40%.
     All or a portion of Trust Preferred Securities may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Securities. At March 31, 2010 and December 31, 2009, the entire amount was considered Tier 1 capital.
     Capital. Both Bankshares and the Bank are considered “well capitalized” under the risk based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $33.4 million as of March 31, 2010 compared to the December 31, 2009 level of $33.1 million. The bulk of the change in stockholders’ equity for the first three months of 2010 is attributable to net income of $114 thousand and other comprehensive income of $199 thousand. Book value per common share was $6.55 as of March 31, 2010 compared to $6.49 as of December 31, 2009. The net unrealized gain on available-for-sale securities amounted to $87 thousand, as of March 31, 2010, compared to a net unrealized loss on available-for-sale securities of $112 thousand, as of December 31, 2009.
     The following table shows Bankshares’ capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of the dates indicated:

	Risk Based Capital Analysis
	March 31,	December 31,
	2010	2009
	(dollars in thousands)

Tier 1 Capital:
Common stock	$20,427	$20,427
Capital surplus	25,822	25,835
Retained (deficit)	(12,903)	(12,897)
Less: disallowed deferred tax asset	(1,211)	(1,211)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total Tier 1 Capital	42,135	42,154

Tier 2 Capital:
Qualifying allowance for loan losses	4,873	5,071

Total Tier 2 Capital	4,873	5,071

Total Risk Based Capital	$47,008	$47,225

Risk weighted assets	$389,949	$405,988

Quarterly average assets	$575,054	$596,841

	March 31,	December 31,	Regulatory
	2010	2009	Minimum
Capital Ratios:
Tier 1 risk based capital ratio	10.8%	10.4%	4.0%
Total risk based capital ratio	12.1%	11.6%	8.0%
Leverage ratio	7.3%	7.1%	4.0%
Equity to assets ratio	5.6%	5.8%	N/A

     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three	Year
	Months Ended	Ended
	March 31,	December 31,
	2010	2009
	(dollars in thousands)

Average total assets	$575,054	$596,841

Average stockholders’ equity	$33,413	$35,955

Net income (loss)	$114	$(4,276)

Cash dividends declared	$—	$—

Return on average assets (annualized)	0.08%	-0.72%

Return on average stockholders’ equity (annualized)	1.38%	-11.89%

Average stockholders’ equity to average total assets	5.81%	6.02%

     Concentrations. Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. Commercial real estate loans are 42.5% of the total gross loan portfolio as of March 31, 2010 and total real estate loans are 88.4% of the total gross loan portfolio as of March 31, 2010. The impact of this concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.
Off-Balance Sheet Activities
As of March 31, 2010, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2009.
     Recent Accounting Pronouncements — In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an

amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
     In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
     In October 2009, the FASB issued ASU No. 2009-15 (ASU 2009-15), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
     In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics — Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance should not have a material impact on Bankshares’ consolidated financial statements.
     In February 2010, the FASB issued ASU No. 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
     In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Asset Liability Management (ALM) Risk Management. We engage a consulting firm to model our short-term and long-term interest rate risk profile. The model includes basic business assumptions, interest rates, repricing information and other relevant market data necessary to project our interest rate risk. The Board of Directors has established interest rate risk limits for both short-term and long-term interest rate exposure. On a periodic basis, management reports to the Board of Directors on our base interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks.
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
     The ALM model results for March 31, 2010 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect a 3.5% decline in net interest income compared to the baseline projections. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to increase over the next twelve months by 3.1%.
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
     The table below shows ALM model results as of March 31, 2010 under various interest rate shocks:

	March 31, 2010
Interest Rate Shocks	NII	EVE
-200 bp	(1.4)%	6.6%
-100 bp	3.1%	4.5%
+100 bp	(3.5)%	(6.8)%
+200 bp	(7.1)%	(13.8)%
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $168.7 million, or 28.4% of total assets, at March 31, 2010. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long-term interest rate exposure. As an example, $158.0 million of the trading and investment securities at March 31, 2010 are classified as greater than one year due to the contractual maturity of the instruments. Trading assets and investment securities generally have markets which allow for liquidation of instruments prior to maturity. (It is important to note that liquidity of certain instruments and markets may be limited or require liquidation at undesirable market price levels.) Even in difficult markets it is reasonable to consider at least a portion of the $158.0 million of trading and investment securities as the “within three month” category, which further suggests an asset sensitive position for Bankshares.
     The following table reflects our March 31, 2010 “static” interest rate gap position:

	March 31, 2010
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)

Interest earning assets:
Investment securities	$—	$—	$24,483	$130,071	$154,554
Trading securities	—	—	—	3,430	3,430
Loans	64,437	44,203	155,936	78,457	343,033
Interest-bearing deposits	35,678	—	—	—	35,678
Federal funds sold	15,358	—	—	—	15,358

Total interest earning assets	115,473	44,203	180,419	211,958	552,053

Interest-bearing liabilities:
Interest-bearing demand deposits	52,956	—	—	—	52,956
Money market deposit accounts	24,650	—	—	—	24,650
Savings accounts & IRAs	3,260	—	—	—	3,260
Time deposits	55,555	114,336	76,632	6,033	252,556

Total interest-bearing deposits	136,421	114,336	76,632	6,033	333,422

FHLB advances, at fair value	—	—	—	25,883	25,883
FHLB advances	40,000	—	—	—	40,000
Repurchase agreements (Repos)	26,744	—	—	—	26,744
Other borrowings	549	—	—	—	549
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	214,024	114,336	76,632	31,916	436,908

Period Gap	$(98,551)	$(70,133)	$103,787	$180,042	$115,145

Cumulative Gap	$(98,551)	$(168,684)	$(64,897)	$115,145	$115,145

Cumulative Gap / Total Assets	-16.60%	-28.41%	-10.93%	19.40%	19.40%

     Over the next twelve months $170.1 million of time deposits are due to reprice or mature. The most recent repricing of the brokered deposit reflected an interest rate savings of several hundred basis points.
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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent and within policy guidelines in the base case of our modeling efforts as of March 31, 2010.
Item 4T. Controls and Procedures
     We have disclosure controls and procedures to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 because we did not file our Annual Report on Form 10-K for the year ended December 31, 2009 (the Annual Report) or this Quarterly Report on Form 10-Q on a timely basis as a result of requiring additional time to research and complete certain disclosures contained in the Annual Report.
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in our periodic reports.
     No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management, as of March 31, 2010, final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
Not applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits
2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

2.4	Stock Purchase Agreement between Alliance Bank Corporation, as the seller, and Thomas P. Danaher and Oswald H. Skewes, as the purchasers, dated as of December 29, 2009 (incorporated by reference to Exhibit 2.4 to Form 10-K filed May 28, 2010).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).

10.13	Employment Agreement between Alliance Bankshares Corporation, Alliance Bank Corporation, and William E. Doyle, Jr., dated as of January 28, 2010.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION (Registrant)
May 28, 2010	/s/ William E. Doyle, Jr.
Date	William E. Doyle, Jr.
President & Chief Executive Officer (principal executive officer)

May 28, 2010	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer (principal financial and accounting officer)