Form 10-Q
period 2010-06-30
ALLIANCE BANKSHARES CORP
filed 2010-08-16
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑

As of August 12, 2010, the number of outstanding shares of registrant’s common stock, par value $4.00 per share, was: 5,106,819.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
June 30, 2010, December 31, 2009 and June 30, 2009
(Dollars in thousands)

	June 30,	December 31,	June 30,
	2010	2009	2009
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$93,083	$26,671	$71,135
Federal funds sold	25,238	2,970	14,999
Trading securities, at fair value	2,250	7,460	36,468
Investment securities available-for-sale, at fair value	128,907	145,031	131,220
Restricted stock	6,937	6,318	6,318
Loans held for sale	—	1,983	1,206
Loans, net of allowance for loan losses of $5,203, $5,619 and $5,213	336,886	353,761	349,426
Premises and equipment, net	1,864	2,038	1,974
Other real estate owned, net of valuation allowance	7,366	7,875	9,835
Intangible assets	—	—	2,121
Goodwill	—	—	3,569
Accrued interest and other assets	17,029	22,228	15,550

TOTAL ASSETS	$619,560	$576,335	$643,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$158,724	$92,846	$148,159
Savings and NOW deposits	69,804	53,617	70,339
Money market deposits	27,746	22,462	18,206
Time deposits ($0, $9,125, and $9,329 at fair value)	230,079	262,983	279,617

Total deposits	486,353	431,908	516,321

Repurchase agreements, federal funds purchased and other borrowings	33,125	47,290	26,159
Federal Home Loan Bank advances ($26,223, $25,761 and $25,729 at fair value)	51,223	50,761	50,729
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	2,899	2,932	4,225
Commitments and contingent liabilities	—	—	—

Total liabilities	583,910	543,201	607,744

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,106,819 shares issued and outstanding at June 30, 2010, December 31, 2009 and June 30, 2009, respectively	20,427	20,427	20,427
Capital surplus	25,822	25,835	25,613
Retained (deficit)	(12,712)	(13,016)	(9,592)
Accumulated other comprehensive income (loss), net	2,113	(112)	(371)

Total stockholders’ equity	35,650	33,134	36,077

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$619,560	$576,335	$643,821

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended June 30, 2010 and 2009
(Dollars in thousands, except for per share data)

	2010	2009
INTEREST INCOME:
Loans	$5,228	$5,177
Trading securities	49	445
Investment securities	1,637	1,447
Federal funds sold	11	15

Total interest income	6,925	7,084

INTEREST EXPENSE:
Savings and NOW deposits	55	138
Time deposits	1,468	2,449
Money market deposits	72	62
Repurchase agreements, federal funds purchased and other borrowings	475	575

Total interest expense	2,070	3,224

Net interest income	4,855	3,860
Provision for loan losses	675	700

Net interest income after provision for loan losses	4,180	3,160

OTHER INCOME:
Deposit account service charges	45	75
Gain on residential mortgage loan sales	—	33
Net gain on sale of available-for-sale securities	803	274
Trading activity and fair value adjustments	(426)	325
Other operating income (loss)	(9)	29

Total other income	413	736

OTHER EXPENSES:
Salaries and employee benefits	1,547	1,699
Occupancy expense	645	610
Equipment expense	185	190
Other real estate owned expense	351	217
FDIC assessments	302	575
Operating expenses	1,381	1,474

Total other expenses	4,411	4,765

Income (loss) from continuing operations before income taxes	182	(869)
Income tax (benefit)	(9)	(305)

Net income (loss) from continuing operations	$191	$(564)

DISCONTINUED INSURANCE OPERATIONS:
Income from discontinued insurance operations	$—	109
Income tax expense	—	38

Net income on discontinued insurance operations	—	71

NET INCOME (LOSS)	$191	$(493)

Net income (loss) from continuing operations per common share, basic	$0.04	$(0.11)

Net income (loss) from continuing operations per common share, diluted	$0.04	$(0.11)

Net income from discontinued operations per common share, basic	$—	$0.01

Net income from discontinued operations per common share, diluted	$—	$0.01

Net income (loss) per common share, basic	$0.04	$(0.10)

Net income (loss) per common share, diluted	$0.04	$(0.10)

Weighted average number of shares, basic	5,106,819	5,106,819

Weighted average number of shares, diluted	5,107,788	5,106,819

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands, except for per share data)

	2010	2009
INTEREST INCOME:
Loans	$10,368	$10,462
Trading securities	137	1,103
Investment securities	3,379	2,614
Federal funds sold	22	28

Total interest income	13,906	14,207

INTEREST EXPENSE:
Savings and NOW deposits	127	253
Time deposits	3,134	5,182
Money market deposits	151	115
Repurchase agreements, federal funds purchased and other borrowings	964	1,135

Total interest expense	4,376	6,685

Net interest income	9,530	7,522
Provision for loan losses	950	1,274

Net interest income after provision for loan losses	8,580	6,248

OTHER INCOME:
Deposit account service charges	123	143
Gain on residential mortgage loan sales	—	75
Net gain on sale of available-for-sale securities	1,059	863
Trading activity and fair value adjustments	(616)	(139)
Other operating income (loss)	108	46

Total other income	674	988

OTHER EXPENSES:
Salaries and employee benefits	3,550	3,436
Occupancy expense	1,273	1,158
Equipment expense	379	365
Other real estate owned expense	394	615
FDIC assessments	665	870
Operating expenses	2,697	2,741

Total other expenses	8,958	9,185

Income (loss) from continuing operations before income taxes	296	(1,949)
Income tax (benefit)	(9)	(668)

Net income (loss) from continuing operations	$305	$(1,281)

DISCONTINUED INSURANCE OPERATIONS:
Income from discontinued insurance operations	$—	458
Income tax expense	—	149

Net income on discontinued insurance operations	—	309

NET INCOME (LOSS)	$305	$(972)

Net income (loss) from continuing operations per common share, basic	$0.06	$(0.25)

Net income (loss) from continuing operations per common share, diluted	$0.06	$(0.25)

Net income from discontinued operations per common share, basic	$—	$0.06

Net income from discontinued operations per common share, diluted	$—	$0.06

Net income (loss) per common share, basic	$0.06	$(0.19)

Net income (loss) per common share, diluted	$0.06	$(0.19)

Weighted average number of shares, basic	5,106,819	5,106,819

Weighted average number of shares, diluted	5,107,737	5,106,819

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	(Deficit)	Income (Loss)	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2008	$20,427	$25,364	$(8,620)	$(4)		$37,167

COMPREHENSIVE (LOSS):

Net loss	—	—	(972)	—	$(972)	(972)
Other comprehensive loss, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $104	—	—	—	—	202	—
Less: reclassification adjustment, net of income taxes of $(294)	—	—	—	—	(569)	—

Other comprehensive loss, net of tax	—	—	—	(367)	(367)	(367)

Total comprehensive (loss)	—	—	—	—	$(1,339)	—

Stock-based compensation expense	—	249	—	—		249

BALANCE, JUNE 30, 2009	$20,427	$25,613	$(9,592)	$(371)		$36,077

BALANCE, DECEMBER 31, 2009	$20,427	$25,835	$(13,016)	$(112)		$33,134

COMPREHENSIVE INCOME (LOSS):

Net income	—	—	305	—	$305	305
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $1,506	—	—	—	—	2,924	—
Less: reclassification adjustment, net of income taxes of $(360)	—	—	—	—	(699)	—

Other comprehensive income, net of tax	—	—	—	2,225	2,225	2,225

Total comprehensive income	—	—	—	—	$2,530	—

Stock-based compensation expense	—	(13)	(1)	—		(14)

BALANCE, JUNE 30, 2010	$20,427	$25,822	$(12,712)	$2,113		$35,650

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$305	$(972)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	492	884
Provision for loan losses	950	1,274
Losses on other real estate owned	255	283
Origination of loans held for sale	—	(7,676)
Proceeds from sale of loans held for sale	1,983	6,892
Gain on loan sales	—	(75)
Stock-based compensation (expense) benefit	(13)	249
Net (gain) on sale of securities available-for-sale	(1,059)	(863)
Trading activity and fair value adjustments	616	139
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	4,052	2,843
Other liabilities	(33)	(351)

Net cash provided by operating activities	7,548	2,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(22,268)	(9,949)
Purchase of securities available-for-sale	(34,636)	(103,598)
Proceeds from sale/calls of securities available-for-sale	45,815	30,610
Paydowns on securities available-for-sale	9,221	10,025
Net change in trading securities	5,061	44,846
Net change in restricted stock	(619)	(1,013)
Net change in loan portfolio	14,325	9,861
Proceeds from sale of other real estate owned	1,854	2,690
Purchase of premises and equipment	(169)	(439)

Net cash provided by (used in) investing activities	18,584	(16,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	65,878	72,711
Savings and NOW deposits	16,187	25,518
Money market deposits	5,284	533
Time deposits	(32,904)	(10,940)
Repurchase agreements, federal funds purchased and other borrowings	(14,165)	(14,552)
FHLB long term advances issued	15,000	—
FHLB long term advances repaid	(15,000)	—

Net cash provided by financing activities	40,280	73,270

NET INCREASE IN CASH AND CASH EQUIVALENTS	66,412	58,930

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,671	12,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,083	$71,135

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
In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originated residential mortgages for subsequent sale. AHF did not maintain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced it would no longer offer mortgage banking operations via AHF. The company is now inactive. Alliance Bank Mortgage Division (ABMD) was created in 2007 as a division within the Bank. From time to time, ABMD may offer mortgage banking products and services to Bank clients and some additional third party clients.
On June 26, 2003, Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust and a subsidiary of Bankshares was formed for the purpose of issuing Bankshares’ trust preferred debt.
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
The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of June 30, 2010, December 31, 2009 and June 30, 2009, the results of operations for the three month and six month periods ended June 30, 2010 and 2009, and cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2010 and 2009. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the SEC).

Operating results for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of full year financial results.
Accounting Standards Codification (ASC) 718-10, Stock Compensation, requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
As of June 30, 2010 and December 31, 2009, there was $234 thousand and $314 thousand, respectively, of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period which is estimated to be five years or less.
Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. There were grants of 50,000 stock options for the first six months of 2010. The weighted average assumptions for grants in the first six months of 2010 were: price volatility of 85.6%, risk-free interest rates of 2.75%, dividend rate of 0.00% and expected lives of 7.00 years.
Stock option activity for the six months ended June 30, 2010 is summarized below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2010	684,005	$11.27
Granted	50,000	2.84
Exercised	—	—
Forfeited	(212,004)	11.49

Outstanding at June 30, 2010	522,001	$10.37	5.4	$—

Exercisable at June 30, 2010	363,926	$11.98	4.1	$—

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
FHLB Advances and Time Deposits — Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. As of June 30, 2010, Bankshares had one wholesale liability as a fair value instrument: a long-term Federal Home Loan Bank (FHLB) advance. As of June 30, 2010, all time deposits accounted under the fair value method had matured and Bankshares no longer had any time deposits accounted for under the fair value methodology.
Wholesale instruments are designated as either Level 2 or Level 3 under the ASC 820-10 fair value hierarchy. Level 2 liabilities are based on quoted market prices using independent valuation techniques for similar instruments with like characteristics. This information is deemed to be observable market data. Level 3 liabilities are financial instruments that are difficult to value due to dysfunctional, distressed markets or lack of actual trading volume. Management gathers certain data to value the instrument. Data include swap curves, option adjusted spreads and discounted cash flows. These data points are modeled to reflect the fair value of the liability.

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Fair Value Measurements at June 30, 2010
					Total	Total
		Quoted	Significant	Significant	Changes in	Changes in
		Prices in	Other	Other	Fair Value	Fair Value
		Active	Observable	Unobservable	Included in	Included in
	Fair	Markets	Inputs	Inputs	Current	YTD
Description	Value	(Level 1)	(Level 2)	(Level 3)	Quarter	Results
	(dollars in thousands)
Assets
Trading securities	$2,250	$—	$—	$2,250	$(85)	$(176)
Available-for-sale securities	128,907	—	63,665	65,242	—	—

Liabilities
Time deposits (brokered certificates of deposit) *	—	—	—	—	—	22
FHLB advances	26,223	—	—	26,223	(341)	(462)

					$(426)	$(616)

*	A time deposit accounted for under the fair value methodology (Level 2) matured in January 2010.

	Fair Value Measurements at December 31, 2009
					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	2009
Description	Value	(Level 1)	(Level 2)	(Level 3)	Results
	(dollars in thousands)
Assets
Trading securities	$7,460	$—	$—	$7,460	$(859)
Available-for-sale securities	145,031	—	73,169	71,862	—

Liabilities
Time deposits (brokered certificates of deposit)	9,125	—	9,125	—	430
FHLB advances	25,761	—	—	25,761	600

					$171

The following table presents the activity in Level 3 fair value measurements for the three months ended June 30, 2010.
Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	(dollars in thousands)
	Trading Securities	FHLB Advances	AFS Securities
Beginning balance, March 31, 2010	$3,430	$25,882	$81,654
Transfers into Level 3	—	—	—
Purchases	—	—	1,525
Sales, maturities or calls	(1,141)	—	(20,442)
Realized gains (losses) on assets	46	—	475
Unrealized (gains) losses on liabilities	—	341	—
Unrealized gains (losses) on assets	(85)	—	2,030

Ending balance, June 30, 2010	$2,250	$26,223	$65,242

The following table presents the activity in Level 3 fair value measurements for the six months ended June 30, 2010.
Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	(dollars in thousands)
	Trading Securities	FHLB Advances	AFS Securities
Beginning balance, December 31, 2009	$7,460	$25,761	$71,862
Transfers into Level 3	—	—	—
Purchases	—	—	17,937

Sales, maturities or calls	(5,057)	—	(26,503)

Realized gains (losses) on assets	23	—	515
Unrealized (gains) losses on liabilities	—	462	—
Unrealized gains (losses) on assets	(176)	—	1,431

Ending balance, June 30, 2010	$2,250	$26,223	$65,242

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
The following describes the valuation techniques used by Bankshares to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held For Sale. Loans held for sale are carried at the lower of cost or market value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Bankshares records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within gain on residential mortgage loan sales on the Consolidated Statements of Operations. For the first half of 2010, there was minimal mortgage banking activity and as such, there were no loans held for sale and thus no gain on residential loan sales for the six months ending June 30, 2010 compared to gains of $75 thousand for the six months ended June 30, 2009.
Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the underlying collateral, if any. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Bankshares using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3. Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.
Other Real Estate Owned (OREO). OREO is measured at fair value using an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Bankshares using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3.

The following table summarizes Bankshares’ assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at June 30, 2010*
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets

Impaired loans, net of valuation allowance	$3,184	$—	$3,184	$—

OREO	$7,366	$—	$7,366	$—

*	As of June 30, 2010, Bankshares did not have any Loans Held for Sale.

	Carrying Value at December 31, 2009
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
	(dollars in thousands)
Assets

Impaired loans, net of valuation allowance	$3,759	$—	$3,759	$—

OREO	$7,875	$—	$7,875	$—
Loans held for sale	$1,983	$—	$1,983	$—
In April 2009, the FASB issued ASC 825-10-65, Financial Instruments (formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amended former SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. In addition, ASC 825-10-65 requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 became effective for interim periods ending after June 15, 2009, and Bankshares’ disclosures are presented below. The following describes the valuation techniques used by Bankshares to measure certain financial assets and liabilities not previously described in this note that are not recorded at fair value on a recurring basis in the financial statements:

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
Restricted Stock
Restricted investments in correspondent banks are carried at cost based on the underlying redemption provisions of the instruments and therefore are not included in the fair value disclosures.
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

Fair Value of Financial Instruments
The following table reflects the fair value of financial instruments whether or not recognized on the Consolidated Balance Sheet at fair value.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in thousands)
Financial assets:

Cash and due from banks	$93,083	$93,083	$26,671	$26,671
Federal funds sold	25,238	25,238	2,970	2,970
Trading securities	2,250	2,250	7,460	7,460
Available-for-sale securities	128,907	128,907	145,031	145,031
Loans, net	336,886	335,640	353,761	357,158
Loans held for sale	—	—	1,983	1,983
Accrued interest receivable	2,412	2,412	2,578	2,578

Financial liabilities:
Noninterest-bearing deposits	$158,724	$158,724	$92,846	$92,846
Interest-bearing deposits	327,629	299,438	329,937	309,279
Interest-bearing deposits, at fair value	—	—	9,125	9,125
Short-term borrowings	33,125	33,119	47,290	47,013
FHLB advances	25,000	25,000	25,000	25,000
FHLB advances, at fair value	26,223	26,223	25,761	25,761
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	1,242	1,242	1,772	1,772

3. Trading Securities
The following table reflects our trading assets accounted for on a fair value basis and the effective yield of the instruments as of the dates indicated:

	June 30,		December 31,		June 30,
	2010		2009		2009
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
			(dollars in thousands)
Trading securities:
U.S. government corporations and agencies	$—	—	$3,536	5.08%	$28,910	3.30%
PCMOs	2,250	5.33%	3,924	5.36%	7,558	5.37%

Total trading securities	$2,250	5.33%	$7,460	5.23%	$36,468	3.81%

4. Investment Securities
The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at June 30, 2010 are summarized as follows:

	June 30, 2010
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$50,015	$1,797	$—	$51,812
U.S. government agency CMOs	27,223	1,125	(15)	28,333
U.S. government agency MBS	10,696	253	—	10,949
PCMOs	20,393	274	(85)	20,582
Municipal securities	17,379	512	(660)	17,231

Total available-for-sale securities	$125,706	$3,961	$(760)	$128,907

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2009 are summarized as follows:

	December 31, 2009
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$49,482	$536	$(232)	$49,786
U.S. government agency CMOs	45,567	266	(216)	45,617
U.S. government agency MBS	10,251	214	(3)	10,462
PCMOs	21,884	299	(107)	22,076
Municipal securities	18,017	113	(1,040)	17,090

Total available-for-sale securities	$145,201	$1,428	$(1,598)	$145,031

There were no held-to-maturity investments at June 30, 2010 or December 31, 2009.
The following tables present the aggregate amount of unrealized loss in investment securities as of June 30, 2010 and December 31, 2009. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(dollars in thousands)
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
U.S. government agency CMOs	—	—	798	(15)	798
U.S. government agency MBS	—	—	—	—	—	—
PCMOs	4,362	(85)	—	—	4,362	(100)
Municipal securities	1,379	(41)	3,047	(619)	4,426	(660)

Total temporarily impaired investment securities	$5,741	$(126)	$3,845	$(634)	$9,586	$(760)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(dollars in thousands)
U.S. government corporations & agencies	$28,243	$(232)	$—	$—	$28,243	$(232)
U.S. government agency CMOs & PCMOs	33,650	(323)	—	—	33,650	(323)
U.S. government agency MBS	2,572	(3)	—	—	2,572	(3)
Municipal securities	7,792	(293)	4,104	(747)	11,896	(1,040)

Total temporarily impaired investment securities	$72,257	$(851)	$4,104	$(747)	$76,361	$(1,598)

Bankshares’ investment security portfolio is primarily comprised of fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments, an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if Bankshares does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the write-down would be included in earnings as a realized loss. As of June 30, 2010 and December 31, 2009, management does not consider any of the unrealized losses to be other-than-temporarily impaired and no impairment charges have been recorded.
There are a total of 18 investment securities totaling $9.6 million that have an unrealized loss and are considered temporarily impaired as of June 30, 2010. Management believes the unrealized losses noted in the table above are a result of current market conditions, primarily interest rates, and do not reflect on the ability of the issuers to repay the obligations. Bankshares does not intend to sell the investments and it is not likely that Bankshares will be required to sell the investments before recovery of the unrealized losses.
Bankshares’ investment in Federal Home Loan Bank (FHLB) stock totaled $5.5 million at June 30, 2010. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock that started in 2009 and ended in 2010, and because the FHLB has shown consistent profitability during the first two quarters of 2010, Bankshares does not consider this investment to be other than temporarily impaired as of June 30, 2010 and no impairment has been recognized. FHLB stock is included in restricted stock on the Consolidated Balance Sheets.
5. Loans
The following table summarizes the composition of the loan portfolio by dollar amount and percentages as of the dates indicated:

	June 30,		December 31,
	2010		2009
	Amount	Percentage	Amount	Percentage
		(dollars in thousands)
Real estate:
Residential real estate	$108,963	31.8%	$110,449	30.7%
Commercial real estate	145,318	42.5%	153,314	42.7%
Construction	49,555	14.5%	50,140	14.0%

Total real estate	303,836	88.8%	313,903	87.4%
Commercial	34,145	10.0%	40,585	11.2%
Consumer	4,108	1.2%	4,892	1.4%

Gross loans	342,089	100.0%	359,380	100.0%

Less: allowance for loan losses	(5,203)		(5,619)

Net loans	$336,886		$353,761

As of June 30, 2010 and December 31, 2009, there were $143 thousand and $139 thousand, respectively, in checking account overdrafts that were reclassified on the Consolidated Balance Sheets as loans.

6. Allowance For Loan Losses
The following table summarizes the activity in the allowance for loan losses for the periods presented:

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2010	2009	2009
	(dollars in thousands)
Balance, beginning of period	$5,619	$5,751	$5,751
Provision for loan losses	950	2,995	1,274
Loans charged off	(1,408)	(3,294)	(1,912)
Recoveries of loans charged off	42	167	100

Net charge-offs	(1,366)	(3,127)	(1,812)

Balance, end of period	$5,203	$5,619	$5,213

Impaired loans and nonaccrual loans are summarized as follows as of the dates indicated:

	June 30,	December
	2010	31, 2009
	(dollars in thousands)
Impaired loans without a valuation allowance	$60	$367
Impaired loans with a valuation allowance	4,018	5,254

Total impaired loans	4,078	$5,621

Valuation allowance related to impaired loans	$938	$1,495

Total loans past due 90 days and still accruing	$—	$—

Average investment in impaired loans	$4,732	$6,244

Interest income recognized on impaired loans and on impaired loans on a cash basis	$70	$269

There were no nonaccrual loans excluded from impaired loan disclosures as of June 30, 2010 and December 31, 2009. No additional funds are committed to be advanced in connection with impaired loans.

7. OTHER REAL ESTATE OWNED
The table below reflects changes in OREO for the periods indicated:

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2010	2009	2009
		(dollars in thousands)
Balance, beginning of period	$7,875	$11,749	$11,749

Properties acquired at foreclosure	1,600	3,602	1,059
Capital improvements on foreclosed properties	—	55	—
Sales of foreclosed properties	(2,109)	(5,873)	(2,690)
Valuation adjustments	—	(1,658)	(283)

Balance, end of period	$7,366	$7,875	$9,835

The table below reflects expenses applicable to OREO for the periods indicated:

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2010	2009	2009
	(dollars in thousands)
Net loss on sales of OREO	$255	$33	$14
Valuation adjustments	—	1,658	283
Operating expenses, net of rental income	139	671	318

Total OREO expense	$394	$2,362	$615

8. Intangibles and Goodwill
On December 29, 2009, Bankshares sold AIA; as a result of the sale, Bankshares does not have any intangible assets or goodwill as of June 30, 2010 or December 31, 2009.
The table below reflects the changes in the net carrying amount for the intangible assets and goodwill balances for AIA, which were Bankshares’ only intangible assets and goodwill, for the six months ended June 30, 2009:

	Intangible Assets	Goodwill
	June 30,	June 30,
	2009	2009
	(dollars in thousands)
Balance, January 1, 2009	$2,331	$3,569
Amortization expense	(210)	—

Balance, June 30, 2009	$2,121	$3,569

9. Federal Home Loan Bank Advances
Bankshares has three advances from the FHLB: one fixed rate advance and two floating rate advances.
At June 30, 2010 and December 31, 2009, the FHLB advance accounted for on a fair value basis had a value of $26.2 and $25.8 million, respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.99% at June 30, 2010 and December 31, 2009. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at June 30, 2010 and December 31, 2009.
At June 30, 2010 there were two FHLB advances accounted for on a cost basis. The first advance for $10.0 million matures in 2012 and the interest rate is 0.52%. At December 31, 2009, the balance of this advance was $25 million. During the first six months of 2010 we repaid $15 million of this advance. In the first quarter of 2010, Bankshares entered into an additional advance for $15 million which matures in 2012 and the interest rate is 0.38%. The weighted average interest rate for the two advances is 0.44%.
10. Trust Preferred Capital Notes of Subsidiary Trust
On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the Trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated

Debentures are callable at any time since June 30, 2008. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The cost of issuance of the Trust Preferred Capital Notes was approximately $300 thousand. This cost was amortized over a five year period from the issue date and has been fully amortized. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through the current quarter, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. The base interest rate as of June 30, 2010 was 3.41% and as of December 31, 2009 was 3.40%.
All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At June 30, 2010 and December 31, 2009, the entire amount was considered Tier 1 capital.
11. Net Income (Loss) Per Share
The following tables show the weighted average number of shares used in computing net income (loss) per share after discontinued operations and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders for the periods presented.

	2010		2009
		Per		Per
		Share		Share
Three Months Ended June 30,	Shares	Amount	Shares	Amount
Basic net income (loss) per share	5,106,819	$0.04	5,106,819	$(0.10)

Effect of dilutive securities, stock options	969		—

Diluted net income (loss) per share	5,107,788	$0.04	5,106,819	$(0.10)

Net income (loss) utilized in the earnings per share calculations above:	$191,000		$(493,000)

	2010		2009
		Per		Per
		Share		Share
Six Months Ended June 30,	Shares	Amount	Shares	Amount
Basic net income (loss) per share	5,106,819	$0.06	5,106,819	$(0.19)

Effect of dilutive securities, stock options	918		—

Diluted net income (loss) per share	5,107,737	$0.06	5,106,819	$(0.19)

Net income (loss) utilized in the earnings per share calculations above:	$305,000		$(972,000)

Average shares of 514,001 and 893,273 have been excluded from the calculation for the six months ended June 30, 2010 and June 30, 2009, respectively, because their effects were anti-dilutive.
12. Supplemental Cash Flow Information

	June 30,	June 30,
	2010	2009
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the six months	$4,906	$7,029

Income taxes paid during the six months	$—	$—

Supplemental Disclosures of Noncash Activities:
Fair value adjustment on available-for-sale securities	$3,371	$(557)

Transfer of loans to foreclosed assets	$1,600	$1,059

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
Forward-Looking Statements
Certain statements contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend” or words of similar meaning. These statements are inherently uncertain; there can be no assurance that the underlying assumptions will prove to be accurate. These forward-looking statements include statements relating to Bankshares’ anticipated future performance, its mix of assets and liabilities, funding sources and adequacy of the allowance for loan losses and effects of efforts to reposition its business. Readers should not place undue reliance on such statements, which speak only as of the date of this report. Bankshares does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.
Forward-looking statements are subject to risks, assumptions and uncertainties, and could be affected by many factors. Some factors that could cause Bankshares’ actual results to differ materially from those anticipated in these forward-looking statements include:
•	Changes in the strength of the national economy in general and the local economies in our market areas may adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	The success of management’s business plan and efforts to refocus on traditional banking services and restructure our balance sheet;

•	Changes in the availability of funds resulting in increased costs or reduced liquidity;

•	Changes in accounting policies, rules and practices;

•	Increased asset levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	Changes in market conditions, and the continued decline in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;

•	Our ability to grow and expand our business and operations and our ability to realize the cost savings and revenue enhancements we expect from such activities;

•	The timing of and value realized upon the sale of other real estate owned (OREO) property;

•	Changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	Changes in the legislative/regulatory climate, including the effect of the Dodd-Frank Wall Street Reform Act and Consumer Protection Act of 2010, (the Dodd-Frank Act) and related regulations;

•	Monetary and fiscal policies of the United States federal government;

•	Changes in the Temporary Liquidity Guarantee Program and its reporting requirements;

•	Continued modifications in Federal Deposit Insurance Corporation (FDIC) insurance premiums and special assessments;

•	Loss of key production or managerial personnel;

•	Changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	Impairment concerns and risks related to our investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	Assumptions used in managing risk, including within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Our ability to recognize future tax benefits;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards; and

•	Other factors described from time to time in our SEC filings.

     In addition, a continuation of the weak economic outlook in significant portions of the economy and global financial markets, particularly if it worsens, could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the residential and commercial real estate markets over the past two years have resulted in significant write-downs of asset values by financial institutions in the United States, and have affected our levels of nonperforming assets and OREO. Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. There can be no assurance that actions taken by the federal government will stabilize the U.S. financial system or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the regulatory and competitive landscape. For example, it is not clear what effects the Dodd-Frank Act, the regulations promulgated thereunder or other future regulatory reforms may have on financial markets, the financial services industry and depositary institutions, and consequently on Bankshares’ business and financial performance
     Because of these and other uncertainties, our actual results and performance may be materially different from results indicated by these forward-looking statements. In addition, our past results of operations are not necessarily indicative of future performance. We caution you that the above list of important factors is not exclusive.
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
     Our allowance for loan losses has two basic components: the specific allowance for impaired credits and the general allowance based on relevant risk factors. Each of these components is determined based upon estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance for specific loans identified as impaired. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, a specific reserve is established based on Bankshares’ calculation of the loss embedded in the individual loan.
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
     Goodwill and Intangible Assets. On December 29, 2009, the Bank entered into and closed on a stock purchase agreement to sell AIA. The transaction eliminated all of the goodwill and intangible assets previously carried on our books.
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
Overview
     Bankshares’ primary long-term financial goals are to maximize earnings and to deploy capital in profit driven initiatives that will enhance shareholder value. Bankshares is taking action to optimize profits while refocusing the organization towards more traditional banking activities. Bankshares will continue to implement targeted initiatives aimed at strengthening the financial performance of the company. For example, management continues to focus on reducing the level of non performing assets and reducing the balance of brokered deposits. Management is also strategically restructuring our balance sheet resulting in the reduction in the trading and investment security portfolios as well as a change in the mix of our loan portfolio. Progress from these initiatives is evidenced in the following highlights of Bankshares’ financial results for the three and six months ended June 30, 2010:

•	Net income for the quarter ended June 30, 2010 was $191 thousand compared to a $493 thousand loss for the same period in 2009, an improvement of $684 thousand. Net income was $305 thousand for the six months ended June 30, 2010 compared to a net loss of $972 thousand for the six months ended June 30, 2009.

•	“Core earnings,” i.e., net income from continuing operation, excluding taxes, loan loss provision, OREO expenses, gains or losses on securities transactions and fair value, was a positive $831 thousand for the second quarter of 2010 compared to a negative $551 thousand in the second quarter of 2009, an improvement of $1.4 million. Core earnings for the first half of 2010 were a positive $1.2 million, compared to a negative $784 thousand for the first six months of 2009, a positive shift of $2.0 million.

•	Total assets increased by $43.3 million, or 7.5%, in the first half of 2010 to $619.6 million over the December 31, 2009 balance of $576.3 million.

•	The ratio of nonperforming assets to total assets was 1.86% as of June 30, 2010 compared to 2.34% as of December 31, 2009 and 2.41% as of June 30, 2009. This has been an area of significant improvement when compared to the December 31, 2007 level of 4.48%.

•	As of June 30, 2010, the composition of nonperforming assets was $4.1 million of impaired loans, (including $3.5 million of nonaccrual loans) and $7.4 million of OREO, totaling $11.5 million, down from the December 31, 2009 level of $13.5 million.

•	In July 2010, we sold OREO property with a carrying value of $2.6 million for its approximate carrying value.

•	Our investment securities portfolio has decreased to $128.9 million as of June 30, 2010, down from the December 31, 2009 level of $145.0 million, a $16.1 million change.

•	Total deposits grew to $486.4 million as of June 30, 2010 compared to the December 31, 2009 level of $431.9 million. Total non-interest bearing deposits were $158.7 million or 32.6% of total deposits as of June 30, 2010, up from $92.8 million or 21.5% of total deposits as of December 31, 2009. We saw an increase in deposit volume from our title agency customers as the government-sponsored tax credit program for first time home buyers initially expired in June 2010.

•	At June 30, 2010, brokered deposits were $104.1 million, a decrease of $33.3 million from the December 31, 2009 balance of $137.4 million. Some of the maturing brokered deposits were renewed at more favorable rates. Consequently the average weighted interest rate paid on brokered funds at June 30, 2010 was 1.92% compared with 2.39% at December 31, 2009. This has helped to lower our cost of funds and improve our net interest margin.

•	Net interest margin for the quarter ended June 30, 2010 was 3.84% compared to 2.82% for the same 2009 period, an improvement of 102 basis points. The decrease in the cost of interest bearing liabilities accounted for most of this improvement. The cost of funds was 1.94% for the three months ended June 30, 2010 compared to 2.84% for the same period in 2009. Net interest margin for the six months ended June 30, 2010 was 3.75% compared to 2.80% for the same 2009 period, an improvement of 95 basis points. The decrease in the cost of interest bearing liabilities accounted for most of this improvement. For the six months ended June 30, 2010, the cost of funds was 2.00% compared to 2.91% for the same period in 2009.
     Traditional Banking: An overview of the financial results for our traditional banking operations is as follows:
     The Bank’s pre-tax income was $296 thousand for the six months ended June 30, 2010 compared to pre-tax loss of $1.9 million for the same period in the prior year. We believe that “Core earnings”, which adjusts net income from continuing operations to exclude taxes, loan loss provisions, OREO expenses, gains or losses on securities transactions and fair value adjustments, when considered together with GAAP financial information, provides investors with important information regarding our operational performance from period to period because the excluded items fluctuate and are difficult to predict.
     Core earnings were a positive $831 thousand compared to a negative $551 thousand in the second quarter of 2009, an improvement of $1.4 million. Core earnings for the first half of 2010 were a positive $1.2 million, compared to a negative $784 thousand for the first six months of 2009, a positive shift of $2.0 million.
     The following table contains certain non-GAAP financial measures:

Reconciliation of Non-GAAP Measures[1]

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Net income (loss) from continuing operations	$191	$(564)	$305	$(1,281)

Add: Income taxes (benefit)	(9)	(305)	(9)	(668)
Add: Provision for loan losses	675	700	950	1,274
Add: OREO expense	351	217	394	615
Less: Net gains on sale of securities	(803)	(274)	(1,059)	(863)
Add: Trading activity and fair value adjustments	426	(325)	616	139

Core earnings (loss)	$831	$(551)	$1,197	$(784)

[1]	Non-GAAP information should be read in conjunction with the financial statements. Please see page 59 for additional disclosure.

     As of June 30, 2010, the Bank had $2.2 million in fair value trading assets and $26.2 million in fair value trading liabilities, as compared to $7.5 million in fair value trading assets and $25.8 million in fair value trading liabilities as of December 31, 2009. During the first six months of 2010, we had maturities of fair value liabilities of $9.1 million that were not replaced due to management’s strategy to reduce the trading portfolio. Management is no longer adding securities to the trading asset portfolio, this portfolio is in a liquidation mode. It is expected the cashflow out over time.
     At June 30, 2010, the Bank had impaired loans including all nonaccrual loans totaling $4.1 million compared to $5.6 million as of December 31, 2009. The nonaccrual loans for 2010 relate to a variety of borrowers in the greater Washington, D.C. Metropolitan region.
     The OREO balance was $7.4 million as of June 30, 2010 and $7.9 million as of December 31, 2009. During the first six months of 2010, there were foreclosures on nonaccrual loans of $1.6 million and sales of OREO of $2.1 million.
     Total nonperforming assets amounted to $11.5 million or 1.86% of total assets as of June 30, 2010, down from the December 31, 2009 level of $13.5 million, or 2.34%, of total assets, and down substantially from the June 30, 2009 level of $15.5 million, or 2.41%, of total assets. This is due to management’s efforts to reduce our exposure to weaker assets in the portfolio and reduce the level of nonperforming assets.
     Total loans were $342.1 million as of June 30, 2010, compared to $359.4 million as of December 31, 2009, a $17.3 million decrease. Commercial real estate loans decreased by $8.0 million, commercial business loans decreased $6.4 million, residential real estate loans decreased by $1.5 million, construction loans decreased by $585 thousand and consumer loans decreased by $784 thousand. The lower level of total loans is a result of management’s continued effort to reduce our exposure to certain lending categories such as land acquisition and development financing.
     Total deposits amounted to $486.4 million as of June 30, 2010, compared to $431.9 million as of December 31, 2009. Non-interest bearing deposits were $158.7 million, or 32.6% of total deposits as of June 30, 2010, an increase of $65.9 million compared to the December 31, 2009 level of $92.8 million, or 21.5% of total deposits. This significant growth can be attributed to increased deposits from our title company customers, which in part stems from home sales related to the June 30, 2010 initial deadline for the federal first time home buyer tax credit program.
     Financial Performance Measures. Bankshares had net income for the three month period ended June 30, 2010 of $191 thousand, an improvement of $755 thousand over the second quarter of 2009 net loss of $564 thousand. The net income of $191 thousand includes net interest income of $4.9 million compared to $3.9 million for the same period last year, an increase of $1.0 million. That improvement is due primarily to the cost of funds decreasing by $1.2 million. For the three months ended June 30, 2010, total interest expense was $2.1 million compared to $3.2 million for the three months ended June 30, 2009. These results led to $0.04 basic and diluted earnings per share for the quarter ended June 30, 2010, compared to $0.10 basic and diluted loss per share for the quarter ended June 30, 2009. Weighted average basic shares outstanding were 5,106,819 for the three months ended June 30, 2010 and June 30, 2009. Weighted average diluted shares outstanding were 5,107,788 for the three months ended June 30, 2010 and 5,106,819 for the three months ended June 30, 2009.
     For the six month period ended June 30, 2010, Bankshares had net income of $305 thousand compared to a net loss of $972 thousand for the same period in the prior year, an improvement of $1.3 million. The net income of $305 thousand includes the effects of gain on sale of investment securities, lower interest expense on deposits, OREO expenses, the additional provision for loan losses and the reversal of interest income on nonaccrual loans. These results led to $0.06 basic and diluted income per share for the six months ended June 30, 2010. The basic and diluted loss per share for the six months ended June 30, 2009 was $0.19 per share. Weighted average basic shares outstanding were 5,106,819 for the six months ended June 30, 2010 and June 30, 2009. Weighted average diluted shares outstanding were 5,107,737 and 5,106,819 for the six months ended June 30, 2010 and June 30, 2009 respectively.
     Net interest margin improved to 3.84% for the three months ended June 30, 2010 compared to 2.82% for the three months ended June 30, 2009, an improvement of 102 basis points. Net interest margin was 3.75% for the six months ended June 30, 2010 compared to 2.80% for the six months ended June 30, 2009, an improvement of 95 basis points. A key contributing factor to the improved net interest margin was the lower cost of funds. Certain deposit accounts were repriced downward over the respective periods. The increased levels of demand deposit funding, which has no interest cost, helped to improve the net interest margin.
     The following table reflects the key drivers of the costs associated with the performance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
		(dollars in thousands)
Provision for loan losses	$675	$700	$950	$1,274
Trading activity and fair value adjustments	426	(325)	616	139
FDIC special assessment	—	299	—	299
OREO direct expenses	351	104	394	332
OREO valuation adjustments	—	113	—	283
Nonaccrual interest reversal	54	103	116	206
Transitional expenses *	52	—	352	—

Total	$1,558	$994	$2,428	$2,533

*	Transitional expenses include employment contract accruals, legal and consulting fees related to recent management changes.

Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended June 30, 2010 was $5.0 million compared to $3.9 million for the same period in 2009. Interest income on earning assets was $7.0 million for the three months ended June 30, 2010, compared to $7.2 million for the 2009 period. Although interest income decreased $130 thousand year to year, this was offset by a reduction of $1.1 million in interest expense on deposits.
     Net interest income (on a fully tax equivalent basis) for the six months ended June 30, 2010 was $9.7 million compared to $7.7 million for the same period in 2009 due to a decrease in the cost of funds and an increase in investment security income. Loan interest income decreased $94 thousand to $10.4 million in the six months ended June 30, 2010 compared to $10.5 million for the same period in 2009.
     The following tables illustrate average balances of total interest earning assets and total interest-bearing liabilities for the three and six month periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended June 30,
	2010			2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate[1]	Balance	Expense	Rate[1]
			(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$348,425	$5,228	6.02%	$362,088	$5,177	5.73%
Trading securities	2,961	49	6.64%	48,382	445	3.69%
Investment securities	152,167	1,740	4.59%	122,892	1,522	4.97%
Federal funds sold	14,601	11	0.30%	25,375	15	0.24%

Total interest earning assets	518,154	7,028	5.44%	558,737	7,159	5.14%
Non-interest earning assets:
Cash and due from banks	21,746			18,980
Premises and equipment	1,930			1,892
Other real estate owned (OREO)	8,746			9,918
Other assets	17,978			20,405
Less: allowance for loan losses	(5,509)			(5,182)

Total non-interest earning assets	44,891			46,013

Total Assets	$563,045			$604,750

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$46,473	$53	0.46%	$48,765	$134	1.10%
Money market deposit accounts	25,162	72	1.15%	16,597	62	1.50%
Savings accounts	3,782	2	0.21%	3,669	4	0.44%
Time deposits(3)	234,682	1,468	2.51%	284,319	2,449	3.45%

Total interest-bearing deposits	310,099	1,595	2.06%	353,350	2,649	3.01%
FHLB advances(4)	63,743	305	1.92%	51,147	318	2.49%
Other borrowings	53,915	170	1.26%	51,006	257	2.02%

Total interest-bearing liabilities	427,757	2,070	1.94%	455,503	3,224	2.84%

Non-interest bearing liabilities:
Demand deposits	97,884			110,320
Other liabilities	2,741			2,637

Total liabilities	528,382			568,460
Stockholders’ Equity	34,663			36,290

Total Liabilities and Stockholders’ Equity	$563,045			$604,750

Interest Spread (5)			3.50%			2.30%

Net Interest Margin (6)		$4,958	3.84%		$3,935	2.82%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $3.7 million and $5.7 million in the second quarter of 2010 and 2009, respectively.

The 2010 and 2009 interest income on nonaccrual loans excluded from the loans above was $54 thousand and $103 thousand, respectively.

(3)	Average fair value of time deposits for the second quarter of 2010 and 2009 was $0 and $9,273, respectively.

(4)	Average fair value of FHLB advances for the second quarter of 2010 and 2009 was $25,995 and $26,146, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     Average loan balances were $348.4 million for the three months ended June 30, 2010 compared to $362.1 million for the same period in 2009. The decrease in average loans is due to the continued effort to reduce certain types of real estate lending, such as land acquisition and development financing. The related interest income from loans was $5.2 million in the three month periods ended June 30, 2010 and 2009. The average yield on loans increased to 6.02% during the three months ended June 30, 2010 from 5.73% in 2009. Interest rates are established for classes of loans that include variable rates based on Wall Street Journal Prime or other identifiable bases while other carry fixed rates with terms out to 15 years. Most new variable rate originations include minimum start rates and/or floors.
     Trading securities averaged $3.0 million for the three months ended June 30, 2010, compared to $48.4 million for the three months ended June 30, 2009. Trading securities interest income for the three months ended June 30, 2010 was $49 thousand compared to $445 thousand for the three months ended June 30, 2009. The reduction in average trading securities reflects management’s business strategy to reduce the trading securities portfolio.
     The average balance of investment securities was $152.2 million for the quarter ended June 30, 2010 compared to $122.9 million for the same quarter in 2009. Investment securities income (on a fully tax equivalent basis) was $1.7 million for the three months ended June 30, 2010 compared to $1.5 million for the three months ended June 30, 2009. The tax equivalent average yield on investment securities for the three months ended June 30, 2010 was 4.59% compared to 4.97% for the three months ended June 30, 2009
     The short-term investments in federal funds sold contributed $11 thousand to interest income in the three month period ended June 30, 2010, compared to $15 thousand for the same period in 2009. The average balance for the three month ended June 30, 2010 was $14.6 million, a $10.8 million decrease from the prior year average balance of $25.4 million.
     The average balance of cash and due from banks was $21.8 million and $19.0 million for the three months ended June 30, 2010 and 2009, respectively. Cash and due from banks was $93.1 million at June 30, 2010 compared to $26.7 million at December 31, 2009. This increase at period end in 2010 is due to the deposit volatility of the title company customers.
     Total average interest earning assets yielded 5.44% for the three months ended June 30, 2010 compared to the yield of 5.14% for the same period in 2009. Total interest income (on a fully tax equivalent basis) was $7.0 million for the three months ended June 30, 2010 compared to $7.2 million for the three months ended June 30, 2009.
     Total average interest-bearing liabilities were $427.8 million in the second quarter of 2010 or $27.7 million lower than the second quarter of 2009 level of $455.5 million. This decrease is due to management’s strategy to reduce the balance of brokered deposits. Brokered deposits at June 30, 2010 were $104.1 million compared to $170.0 million at June 30, 2009, a decrease of $65.9 million. Interest expense for all interest-bearing liabilities amounted to $2.1 million for the three months ended June 30, 2010 compared to $3.2 million for the three months ended June 30, 2009. The average cost of interest-bearing liabilities for the second quarter of 2010 was 1.94% or 90 basis points lower than the second quarter of 2009 level of 2.84%. In addition, many of the larger wholesale deposits with higher rates have matured or repriced downward during 2010. The benefits of the repricing are seen in the lower time deposit cost of 2.51% during the second quarter of 2010 compared to 3.45% during the same period of 2009.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Six Months Ended June 30,
	2010			2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
			(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$352,965	$10,368	5.92%	$365,166	$10,462	5.78%
Trading securities	4,359	137	6.34%	61,491	1,103	3.62%
Investment securities	156,132	3,590	4.64%	106,910	2,752	5.19%
Federal funds sold	10,718	22	0.41%	19,068	28	0.30%

Total interest earning assets	524,174	14,117	5.43%	552,635	14,345	5.23%
Non-interest earning assets:
Cash and due from banks	20,616			16,539
Premises and equipment	1,965			1,889
Other real estate owned (OREO)	8,336			10,964
Other assets	19,518			20,830
Less: allowance for loan losses	(5,573)			(5,356)

Total non-interest earning assets	44,862			44,866

Total Assets	$569,036			$597,501

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$44,561	$122	0.55%	$43,699	$245	1.13%
Money market deposit accounts	24,114	151	1.26%	16,293	115	1.42%
Savings accounts	3,662	6	0.33%	3,524	8	0.46%
Time deposits(3)	247,453	3,134	2.55%	284,679	5,182	3.67%

Total interest-bearing deposits	319,790	3,413	2.15%	348,195	5,550	3.21%
FHLB advances(4)	60,690	584	1.94%	51,294	581	2.28%
Other borrowings	60,359	379	1.27%	63,985	554	1.75%

Total interest-bearing liabilities	440,839	4,376	2.00%	463,474	6,685	2.91%

Non-interest bearing liabilities:
Demand deposits	91,632			94,399
Other liabilities	2,524			2,879

Total liabilities	534,995			560,752
Stockholders’ Equity	34,041			36,749

Total Liabilities and Stockholders’ Equity	$569,036			$597,501

Interest Spread (5)			3.43%			2.32%

Net Interest Margin (6)		$9,741	3.75%		$7,660	2.80%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $4.2 million and $4.7 million in the first six months of 2010 and 2009, respectively. The 2010 and 2009 interest income on nonaccrual loans excluded from the loans above was $116 thousand and $206 thousand, respectively.

(3)	Average fair value of time deposits for the six months ended 2010 and 2009 was $0 and $14,635, respectively.

(4)	Average fair value of FHLB advances for the six months ended 2010 and 2009 was $25,900 and $26,294, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     For the six months ended June 30, 2010, average loan balances were $353.0 million compared to $365.2 million for the same period in 2009, a decrease of $12.2 million. Interest income from loans was $10.4 million in the first six months of 2010 compared to $10.5 million in the same period of 2009, with the average yield increasing to 5.92% from 5.78%.
     For the six months ended June 30, 2010 average trading securities were $4.4 million, compared to $61.5 million for the same period in 2009. The decrease is a result of management’s decision to reduce the trading securities portfolio. Trading securities interest income for the six months ended June 30, 2010 was $137 thousand compared to $1.1 million for the six months ended June 30, 2009.
     Investment securities averaged $156.1 million for the six months ended June 30, 2010 compared to $106.9 million for the same period in 2009. Investment securities income (on a fully tax equivalent basis) was $3.6 million for the six months ended June 30, 2010 compared to $2.8 million for the six months ended June 30, 2009. The tax equivalent average yield on investment securities for the six months ended June 30, 2010 was 4.64% compared to the yield of 5.19% for the same period in 2009.
     Short-term investments in federal funds sold contributed $22 thousand to interest income in the six month period ended June 30, 2010, compared to $28 thousand for the same period in 2009.
     Total average earning assets yielded 5.43% for the six months ended June 30, 2010 or 20 basis points higher than the yield of 5.23% for the same period in 2009. Total interest income (on a fully tax equivalent basis) was $14.1 million for the six months ended June 30, 2010 compared to $14.3 million for the six months ended June 30, 2009.
     Total average interest-bearing liabilities were $440.8 million in the first six months of 2010 or $22.7 million less than the first six months of 2009 level of $463.5 million. The average balance of time deposits was $37.2 million lower than the same period last year. For the six months ended June 30, 2010, interest expense was $4.4 million compared to $6.7 million for the six months ended June 30, 2009. The average cost of interest-bearing liabilities for the first six months of 2010 was 2.00% or 91 basis points lower than the 2009 level of 2.91%. Many of the larger wholesale deposits have matured and new brokered deposits were issued at lower interest rates.
     Total average balance of brokered deposits for the first six months of 2010 was $120.1 million at an average cost of 2.3%. At June 30, 2010, the brokered deposit portfolio amounted to $104.1 million at an average cost of 1.92%. This compares favorably to average brokered deposits of $185.9 million for the first six months of 2009. The 2009 average brokered deposit cost was 3.6%. On a strategic basis, Bankshares has taken steps to actively reduce the size of the brokered deposit portfolio. In addition, favorable market conditions have allowed for reissuance of maturing brokered deposits at lower effective rates.

     Non-interest bearing demand deposits averaged $91.6 million for the first six months of 2010, or $2.8 million less than the 2009 level of $94.4 million.
     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Volume and Rate Analysis

	Six Months Ended June 30,
	2010 compared to 2009
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(dollars in thousands)
Interest Earning Assets:
Loans	$(94)	$(147)	$53
Trading securities	(966)	(5,050)	4,084
Investment securities	838	1,089	(251)
Federal funds sold	(6)	(37)	31

Total increase (decrease) in interest income	(228)	(4,145)	3,917

Interest-Bearing Liabilities:
Interest-bearing deposits	(2,137)	(562)	(1,575)
Purchased funds	(172)	(14)	(158)

Total (decrease) in interest expense	(2,309)	(576)	(1,733)

Increase (decrease) in net interest income	$2,081	$(3,569)	$5,650

     Non-interest Income (Other Income). Non-interest income, exclusive of discontinued operations, amounted to $413 thousand during the three months ended June 30, 2010, a decrease of $323 thousand from $736 thousand for the same period of 2009.
     Bankshares recorded a net gain of $803 thousand on the sale of investment securities in the three months ended June 30, 2010, compared to a net gain of $274 thousand in the three months ended June 30, 2009. The increase in the gains on sale of investment securities is attributable to management’s strategy to reposition Bankshares’ balance sheet by reducing the investment portfolio size.
     Trading activity and fair value adjustments recorded for the three months ended June 30, 2010 resulted in a net loss of $426 thousand, compared to a net gain of $325 thousand for the same period in 2009. Of the $426 thousand net loss at June 30, 2010, $341 thousand was the unrealized loss on the FHLB advance and $85 thousand was the unrealized losses on the trading securities.
     For the six months ended June 30, 2010, non-interest income was $674 thousand compared to $988 thousand for the 2009 period. The decrease is attributable to the loss in trading activity and fair value adjustments of $477 thousand, of which $462 relates to the fair value adjustment of the FHLB advance, offset by an increase in gain on sale of securities of $196 thousand.
     Non-interest Expense (Other Expenses). Non-interest expense, exclusive of discontinued operations, in the three months ended June 30, 2010 amounted to $4.4 million compared to $4.8 million for the same period in 2009, a decrease of $354 thousand.
     Salaries and benefits expense for the three months ended June 30, 2010 was $1.5 million, or $152 thousand lower than the 2009 level of $1.7 million. Occupancy and equipment expense for the three months ended June 30, 2010 was $830 thousand compared to $800 thousand in the same period in 2009. OREO expense was $351 thousand for the three months ended June 30, 2010 compared to $217 thousand for the three months ended June 30, 2009. Other operating expenses were $1.4 million for the three months ended June 30, 2010, a decrease of $93 thousand from the three months ended June 30, 2009.
     For the six months ended June 30, 2010, non-interest expense was $9.0 million compared to $9.2 million for the 2009 period, a decrease of $227 thousand. OREO expense decreased by $221 thousand during the first six months of 2010. This reduction was offset by an increase of $243 thousand in salaries, occupancy, FDIC assessments and equipment expenses. During the first six months of 2009 there was a special FDIC assessment charge of $299 thousand. There was no such charge in 2010.
     Income Taxes. We recorded a $9 thousand income tax benefit for the first six months of 2010 compared to an income tax benefit of $668 thousand in 2009, exclusive of the discontinued operations of AIA.
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
     The loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. We considered positive evidence such as previous earnings patterns, the recent history of loan charge-offs, nonperforming assets, OREO expense, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. We considered several different economic scenarios in evaluating whether the projected income in future periods was sufficient to recover the NOL over the prescribed period. In addition, we considered tax planning strategies that would impact the timing and extent of taxable income. The projected performance metrics over the period of NOL recognition indicates that it is more likely than not that Bankshares will have sufficient taxable income to recognize the deferred tax assets as of June 30, 2010. Therefore, Bankshares has concluded that a valuation allowance for deferred tax assets is not necessary as of June 30, 2010.
Analysis of Financial Condition
     Trading Securities. The trading portfolio was $2.2 million as of June 30, 2010 compared to $7.5 million as of December 31, 2009 and $36.5 million as of June 30, 2009. The June 30, 2010 effective portfolio yield is 5.33%. Management’s business strategy to reduce the trading portfolio has been effective, as evidenced by the decrease of $34.3 million during the past year. Currently, Bankshares has three PCMO bonds left in its portfolio. The current portfolio has a variety of ratings below investment grade, but all the PCMOs were rated AAA by at least one ratings agency on the purchase date.
     The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:
Trading Securities

	June 30,		December 31,		June 30,
	2010		2009		2009
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. government corporations & agencies	$—	—	$3,536	5.08%	$28,910	3.30%
PCMOs (1)	2,250	5.33%	3,924	5.36%	7,558	5.37%

Totals	$2,250	5.33%	$7,460	5.23%	$36,468	3.81%

(1)	All PCMOs in the FVO Portfolio were rated AAA by at least one ratings agency on the purchase date. The current FVO PCMOs portfolio has a variety of ratings below investment grade. All instruments are currently performing as expected.
     Trading Securities Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, the investment and debt markets have acted in a distressed and dysfunctional manner. In evaluating the fair value of funding instruments, we determined that the typical valuation techniques did not take into account the current state of the markets. As such, we considered other factors such as typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments.

     Investment Securities — Available for Sale. On June 30, 2010, our investment portfolio contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, municipal bonds, U.S. government agency securities were $51.8 million or 40.1% of the June 30, 2010 investment portfolio. As of June 30, 2010, PCMOs, CMOs and MBS made up 46.5% of the portfolio or $59.9 million. Municipal securities were 13.4% of the portfolio or $17.2 million as of June 30, 2010. We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $128.9 million on June 30, 2010 compared to $145.0 million at December 31, 2010. Targeted efforts to strategically restructure our balance sheet led to reductions in the investment security portfolio. The investment securities’ tax-equivalent yield was 4.52% as of June 30, 2010 compared to the December 31, 2009 yield of 4.57%.

	June 30, 2010			December 31, 2009
	Fair		% of	Fair		% of
Investment Securities- Available-for-Sale	Value	Yield	Portfolio	Value	Yield	Portfolio
	(dollars in thousands)
U.S. government corporations and agencies	$51,812	4.28%	40.1%	$49,786	4.50%	34.3%
U.S. government agency CMOs	28,333	3.75%	22.0%	45,617	3.67%	31.5%
U.S. government agency MBS	10,949	3.82%	8.5%	10,462	4.39%	7.2%
PCMOs	20,582	5.24%	16.0%	22,076	5.44%	15.2%
Municipal securities	17,231	5.77%	13.4%	17,090	5.98%	11.8%

Total Investment Securities Available-for-Sale	$128,907	4.52%	100.0%	$145,031	4.57%	100.0%

The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of June 30, 2010:

	Contractual Maturities of Investment Securities
	June 30, 2010
					(dollars in thousands)
			After One		After Five
	Within		Year but Within		Years but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total(4,5)	Yield
Available-For-Sale Securities
U.S. government agency securities	$—	0.00%	$—	0.00%	$36,757	4.25%	$13,258	4.36%	$50,015	4.28%
U.S. government agency CMOs & PCMOs (1)	—	0.00%	—	0.00%	8,753	5.42%	38,863	4.27%	47,616	4.48%
U.S. government agency MBS (1)	—	0.00%	—	0.00%	—	0.00%	10,696	3.82%	10,696	3.82%
Municipal securities (2)	—	0.00%	—	0.00%	1,594	5.93%	15,785	5.72%	17,379	5.74%

Total Available-For-Sale Securities (3)	$—	0.00%	$—	0.00%	$47,104	4.52%	$78,602	4.52%	$125,706	4.52%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

(3)	We do not have any held-to-maturity securities as of June 30, 2010

(4)	Total above is amortized cost and does not include unrealized gain of $3.2 million.

(5)	Total available for sale securities amounted to $128.9 million.
     Restricted Securities. Bankshares’ security portfolio contains restricted securities that are required to be held as part of the business process with financial institutions. These include stock of the Federal Reserve, the FHLB, and others. The following table summarizes the balances of restricted stock at the dates indicated:

Restricted Stock	June 30,	December 31,
	2010	2009
	(dollars in thousands)
Federal Reserve Bank Stock	$1,201	$1,201
FHLB stock	5,530	4,911
Bankers’ Bank stock	206	206

Total Restricted Stock	$6,937	$6,318

     Loan Portfolio. We categorize our loans into five primary classifications: commercial real estate, real estate construction, residential real estate, commercial and consumer. The loan portfolio, net of discounts and fees, was $342.1 million at June 30, 2010, compared to $359.4 million at December 31, 2009 and $354.7 million at June 30, 2009. The decrease in the loan portfolio is a result of the continued effort by management to reduce certain categories of loans such as land acquisition and development financing. Many of our variable rate loans are tied to the prime rate and other rate indices that have seen recent rate movement.

     Commercial real estate loans were $145.3 million or 42.5% of the loan portfolio as of June 30, 2010. This compares to $153.3 million or 42.7% as of December 31, 2009 and $148.6 million or 41.9% as of June 30, 2009. These loans are typically secured by first trusts on office, warehouse, commercial condominiums or industrial space. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) and loans for income producing properties held by investors.
     The real estate construction category of our loan portfolio generally falls into three primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual condominium units, residential construction loans to builders for resale, and land acquisition and development. This category totaled $49.6 million or 14.5% of our portfolio as of June 30, 2010, compared to $50.1 million and 14.0% of the portfolio as of December 31, 2009 and $61.4 million or 17.3% as of June 30, 2009. The decrease is due to management’s business decision to reduce new lending in this area due to the depressed market conditions in construction projects, as well as normal construction loan maturities.
     Residential real estate loans (home equity and fixed rate trusts) were $109.0 million or 31.8% of the loan portfolio as of June 30, 2010, compared to $110.4 million, or 30.7% as of December 31, 2009, and $102.2 million or 28.8% as of June 30, 2009. This category consists of three different loan types: HELOCs, which are secured by secondary financing on residential real estate, fixed rate amortizing second mortgages, and first mortgage loans secured by single family residences not held for sale.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and other credit needs of small and medium sized businesses. Commercial loans represent $34.1 million or 10.0% of the loan portfolio as of June 30, 2010, compared to $40.6 million or 11.2% of the loan portfolio at December 31, 2009, and $37.8 million or 10.7% of the loan portfolio at June 30, 2009.
     The consumer and other loan categories constitute the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of June 30, 2010 was $4.1 million or 1.2% of the loan portfolio, compared to $4.9 million or 1.4% of the loan portfolio as of December 31, 2009 and $4.1 million or 1.2% of the loan portfolio as of June 30, 2009.
     Allowance for Loan Losses. The allowance for loan losses was $5.2 million at June 30, 2010, or 1.52% of loans outstanding, compared to $5.6 million, or 1.56% of loans outstanding, at December 31, 2009. These ratios exclude loans held for sale. We allocated $1.0 million and $1.5 million, respectively, of our allowance for loan losses at June 30, 2010 and December 31, 2009 for specific nonperforming or impaired loans.

In the first six months of 2010, we had net charge-offs of $1.4 million compared to net charge-offs of $1.8 million for the six months ended June 30, 2009. Of the $1.4 million in net charge-offs for the six months of 2010, $917 thousand represented previously established specific allocations at December 31, 2009.
     The following table represents an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2010	2009	2009
		(dollars in thousands)
Balance, beginning of period	$5,619	$5,751	$5,751
Provision for loan losses	950	2,995	1,274
Net charge-offs:
Commercial	475	356	140
HELOC	247	981	1,286
Real estate	641	1,717	368
Consumer	3	73	18

Total net charge-offs	1,366	3,127	1,812

Balance, end of period	$5,203	$5,619	$5,213

     As part of our routine credit administration process, we engage an outside consulting firm to review our loan portfolio periodically. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses.
     In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by the organization, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing loans. After charging off all known losses which have been incurred in the loan portfolio, as of June 30, 2010 management considered the allowance for loan losses adequate to cover its estimate of probable losses.
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
     At June 30, 2010, Bankshares had $3.5 million of nonaccrual loans, compared to nonaccrual loans of $4.4 million as of December 31, 2009. The nonaccrual loans are comprised of various loans in the greater Washington, D.C. Metropolitan region.
     Other Real Estate Owned (OREO). As of June 30, 2010, we had OREO totaling $7.4 million. The bulk of the OREO balance consists of $2.6 million which relates to two parcels of undeveloped land in Northern Virginia, $1.7 million which consists of farmland/development acreage in the Winchester, Virginia area, $990 thousand which relates to property in Charles Town, West Virginia, $943 thousand which relates to undeveloped acreage in Woodstock, Virginia, $540 thousand which relates to two building lots in Northern Virginia, and $281 thousand consisting of land in Northern Virginia.
     In July 2010, we sold a piece of OREO with a carrying value of $2.6 million for its approximate carrying value.
     The table below reflects the OREO activity in the periods indicated:

	Six Months	Twelve Months
	Ended	Ended
	June 30,	December 31,
	2010	2009
	(dollars in thousands)
Balance, beginning of period	$7,875	$11,749
Properties acquired at foreclosure	1,600	3,602
Capital improvements on foreclosed properties	—	55
Sales on foreclosed properties	(2,109)	(5,873)
Valuation adjustments	—	(1,658)

Balance, end of period	$7,366	$7,875

     Total Nonperforming Assets. As of June 30, 2010, we had $11.5 million classified as nonperforming assets on the balance sheet. The balance as of December 31, 2009 was $13.5 million. The ratio of nonperforming assets to total assets was 1.86% as of June 30, 2010 compared to 2.34% as of December 31, 2009. The lower balance is attributable to management’s continued focus on reducing the level of nonperforming assets.
     Specific Reserves. As of June 30, 2010, we had $1.0 million in specific reserves for nonperforming loans. As of December 31, 2009, we had $1.5 million in specific reserves for nonperforming loans.

	June 30,	December 31,	June 30,
Credit Quality Information	2010	2009	2009
	(dollars in thousands)
Nonperforming assets:
Impaired loans (performing loans with a specific allowance)	$541	$1,227	$147
Impaired loans on nonaccrual status	3,537	4,394	5,544
Other real estate owned (OREO)	7,366	7,875	9,835

Total nonperforming assets & past due loans	$11,444	$13,496	$15,526

Specific reserves associated with impaired loans	$938	$1,495	$806

Nonperforming assets to total assets	1.86%	2.34%	2.41%

     Goodwill and Intangible Assets. Management made a strategic decision in 2009 to concentrate on traditional banking products. On December 29, 2009, the Bank entered into and closed on a stock purchase agreement to sell AIA, eliminating the goodwill and intangible assets carried on our books.
     Deposits. We seek deposits within our market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. Due to the government-sponsored tax credit program for first time home buyers there was an increase in real estate activity in our market areas, and this translated into larger demand deposits for the Bank. Demand deposits were $158.7 million as of June 30, 2010 compared to the December 31, 2009 balance of $92.8 million, and an increase of $65.9 million. For the six months ended June 30, 2010 demand deposits averaged $91.6 million, and for the three months ended June 30, 2010, average demand deposits were $97.9 million.
     At June 30, 2010, the total deposit portfolio was $486.4 million, compared to the December 31, 2009 level of $431.9 million. The interest-bearing deposits cost the Bank 2.15% for the first six months of 2010 or 106 basis points less than average cost of 3.21% for the first six months of 2009. As key interest rates declined over the past year, we repriced deposits to a lower level and realized significant interest rate savings.
     As of June 30, 2010, we had $104.1 million of wholesale brokered certificates of deposit which is $33.3 million lower than the December 31, 2009 level of $137.4 million, reflecting management’s effort to reduce our level of brokered deposits. This type of funding is a tool to support the growth of the Bank and liquidity needs. In addition, we may use longer structures to adjust our funding duration as appropriate.

          We are currently active users of wholesale brokered deposits. We believe these types of funds offer a stable source of funds for the Bank. Frequently, the interest rates associated with wholesale brokered deposits are significantly lower than general customer rates in the marketplace. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker. Over the long term, however, one of management’s business goals is to lower our wholesale brokered deposits and replace them with attractively priced local commercial and retail deposits.
          Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to larger retail and commercial customers), federal funds purchased and treasury, tax and loan balances. The majority of purchased funds are comprised of the following two categories: customer repurchase agreements and outstanding federal funds purchased. Customer repurchase agreements amounted to $33.1 million at June 30, 2010, compared to $37.7 million at December 31, 2009. There were no outstanding federal funds purchased at June 30, 2010 compared to $9.3 million at December 31, 2009. The remaining balances relate to treasury, tax and loan liabilities.
          Customer repurchases are standard transactions that involve a Bank customer instead of a wholesale bank or broker. We offer this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not use or have any open repurchase agreements with broker-dealers.
          FHLB Advances. The FHLB is a key source of funding for us. During the periods presented, we have used overnight advances (daily rate credit) to support our short-term liquidity needs. On a longer term basis, we use our three FHLB advances to augment our funding portfolio, one of which is accounted for on a fair value basis, and two of which are accounted for on a cost basis.
          As of June 30, 2010 and December 31, 2009, we had a FHLB long-term advance accounted for on a fair value basis of $26.2 million and $25.8 million, respectively. The advance matures in early 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.99% as of June 30, 2010 and December 31, 2009.
          At June 30, 2010 there were two FHLB advances accounted for on a cost basis. The first advance for $10.0 million matures in 2012 and the interest rate is 0.52%. At December 31, 2009, the balance of this advance was $25 million. During the first six months of 2010 we repaid $15 million of this advance. In the first quarter of 2010, Bankshares entered into an additional advance for $15.0 million which matures in 2012 and the interest rate is 0.38%. The weighted average interest rate for the two advances is 0.44%.
          Trading Liabilities Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, the investment and debt markets have acted in a distressed and dysfunctional manner. In evaluating the fair value of funding instruments, we determined that the typical valuation techniques did not take into account the current state of the markets. As such, we considered other factors such as typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, previously observable non-distressed valuations, and bond issuance rates and spreads for investment and non-investment grade instruments. As of June 30, 2010 and December 31, 2009, the fair value of the long-term FHLB advance accounted for on a fair value basis was $26.2 million and $25.8 million, respectively.
          Deposit Liabilities at Fair Value. Bankshares applied ASC 820-10 to certain wholesale oriented liabilities as of January 1, 2007. As of June 30, 2010 there were no brokered certificates of deposit reported under FVO accounting, compared to $9.1 million in par value at December 31, 2009.
          The following table reflects the fair value of liabilities accounted for under ASC 820-10 as of the dates indicated:

	June 30, 2010			December 31, 2009
	Par	Fair		Par	Fair
	Value	Value	Yield	Value	Value	Yield
	(dollars in thousands)
Brokered CDs	$—	$—	—	$9,102	$9,125	5.00%
FHLB long-term advances	25,000	26,223	3.99%	25,000	25,761	3.99%

Total liabilities at fair value	$25,000	$26,223	3.99%	$34,102	$34,886	4.26%

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
          Our demand deposits as of June 30, 2010 were $158.7 million or 32.6% of total deposits which compares favorably to the December 31, 2009 level of $92.8 million or 21.5% of total deposits. The growth in demand deposits reflects the continued improvement in the title company and general bank deposit markets. The increased deposits from our title company customers in part stemmed from home sales related to the June 30, 2010 initial deadline for the federal first time home buyer tax credit program.

          Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time since June 30, 2008. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The cost of issuance of the Trust Preferred Capital Notes was approximately $300 thousand. This cost was amortized over a five year period from the issue date and has been fully amortized. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Since September 8, 2009, Bankshares has elected to defer the interest payments due as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. The base interest rate as of June 30, 2010 was 3.41% and 3.40% at December 31, 2009.
          All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At June 30, 2010 and December 31, 2009, the entire amount was considered Tier 1 capital.
          Capital. Both Bankshares and the Bank are considered “well capitalized” under the risk based capital guidelines adopted by the various regulatory agencies. Total stockholders’ equity was $35.6 million as of June 30, 2010 compared to the December 31, 2009 level of $33.1 million. The change in stockholders’ equity for the first six months of 2010 is attributable to net income of $305 thousand and other comprehensive income of $2.2 million relating to unrealized gains on investment securities accounted for under the available for sale method. Book value per common share was $6.98 as of June 30, 2010 compared to $6.49 as of December 31, 2009.

          The following table shows Bankshares’ capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of the dates indicated:

	Risk Based Capital Analysis
	June 30,	December 31,
	2010	2009
	(dollars in thousands)
Tier 1 Capital:
Common stock	$20,427	$20,427
Capital surplus	25,822	25,835
Retained (deficit)	(12,712)	(12,897)
Less: disallowed deferred tax asset	(4,303)	(1,211)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total Tier 1 Capital	39,234	42,154

Tier 2 Capital:
Qualifying allowance for loan losses	4,634	5,071
Trust Preferred Capital Notes	—	—

Total Tier 2 Capital	4,634	5,071

Total Risk Based Capital	$43,868	$47,225

Risk weighted assets	$371,164	$405,988

Quarterly average assets	$558,742	$596,841

	June 30,	December 31,	Regulatory
	2010	2009	Minimum
Capital Ratios:
Tier 1 risk based capital ratio	10.6%	10.4%	4.0%
Total risk based capital ratio	11.8%	11.6%	8.0%
Leverage ratio	7.0%	7.1%	4.0%
Equity to assets ratio	5.8%	5.8%	N/A

          The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Return on Average Assets and Return on Average Equity
	Three	Six	Year
	Months Ended	Months Ended	Ended
	June 30,	June 30,	December 31,
	2010	2010	2009
	(dollars in thousands)
Average total assets	$563,045	$569,036	$596,841

Average stockholders’ equity	$34,663	$34,041	$35,955

Net income (loss)	$191	$305	$(4,276)

Cash dividends declared	$—	$—	$—

Return on average assets (annualized)	0.14%	0.05%	-0.72%

Return on average stockholders’ equity (annualized)	2.21%	0.90%	-11.89%

Average stockholders’ equity to average total assets	6.16%	5.98%	6.02%

          Concentrations. Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, although we are working to reduce our concentration in land acquisition and development financing title companies and real estate settlement businesses. Commercial real estate loans are 42.5% of the total gross loan portfolio as of June 30, 2010 and total real estate loans are 88.8% of the total gross loan portfolio as of June 30, 2010. In addition, a substantial portion of our noninterest bearing deposits is generated by our title company businesses. As of June 30, 2010, the noninterest bearing deposits were 32.6% of total deposits. The impact of the title company concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.

Off-Balance Sheet Activities
          As of June 30, 2010, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2009.
          Recent Accounting Pronouncements — In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
          In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
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

          In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance should not have a material impact on Bankshares’ consolidated financial statements.
          In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
          In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
          In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures will be required for periods beginning after December 15, 2010. Bankshares is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

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
          The ALM model results for June 30, 2010 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect a 0.6% decline in net interest income compared to the baseline projections. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to increase over the next twelve months by 1.6%.
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
          The table below shows ALM model results as of June 30, 2010 under various interest rate shocks:

	June 30, 2010
Interest Rate Shocks	NII	EVE
-200 bp	(3.0)%	0.3%
-100 bp	1.6%	0.8%
+100 bp	(0.6)%	(2.7)%
+200 bp	(1.3)%	(5.5)%

          Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short and long-term interest rate exposure. Interest rate sensitivity is the result of differences in the amounts and repricing dates of Bankshares’ rate sensitive assets and rate sensitive liabilities. These differences, or interest rate repricing “gap”, provide an indication of the extent that Bankshares’ net interest income is affected by future changes in interest rates. An interest rate gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would adversely affect net interest income.
          Our current interest rate sensitivity position suggests a negative gap or liability sensitive position. This position can be deceiving as to the true position of Bankshares. As an example, $138.1 million of the trading and investment securities at June 30, 2010 are classified as greater than one year due to the contractual maturity of the instruments. Trading assets and investment securities generally have markets which allow for liquidation of instruments prior to maturity. (It is important to note that liquidity of certain instruments and markets may be limited or require liquidation at undesirable market price levels.) Even in difficult markets it is reasonable to consider at least a portion of the $138.1 million of trading and investment securities as the “within three month” category, which further suggests a smaller negative gap or smaller liability sensitive position.

The following table reflects our June 30, 2010 “static” interest rate gap position:

	June 30, 2010
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$23,440	$112,404	$135,844
Trading securities	—	—	—	2,250	2,250
Loans	58,423	45,171	150,928	84,030	338,552
Interest-bearing deposits	79,072	—	—	—	79,072
Federal funds sold	25,238	—	—	—	25,238

Total interest earning assets	162,733	45,171	174,368	198,684	580,956

Interest-bearing liabilities:
Interest-bearing demand deposits	66,010	—	—	—	66,010
Money market deposit accounts	27,746	—	—	—	27,746
Savings accounts & IRAs	3,794	—	—	—	3,794
Time deposits	57,490	84,947	81,886	5,756	230,079

Total interest-bearing deposits	155,040	84,947	81,886	5,756	327,629

FHLB advances, at fair value	—	—	—	26,223	26,223
FHLB advances	25,000	—	—	—	25,000
Repurchase agreements (Repos)	33,119	—	—	—	33,119
Fed funds purchased	—	—	—	—	—
Other borrowings	6	—	—	—	6
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	223,475	84,947	81,886	31,979	422,287

Period Gap	$(60,742)	$(39,776)	$92,482	$166,705	$158,669

Cumulative Gap	$(60,742)	$(100,518)	$(8,036)	$158,669	$158,669

Cumulative Gap / Total Assets	-9.80%	-16.22%	-1.30%	25.61%	25.61%

     Time Deposit Repricing. The time deposit portfolio includes $104.1 million of brokered deposits at an effective rate of 1.92%. Furthermore, approximately $51.6 million of the brokered deposits at an effective rate of 2.0% mature within one year. From time to time, Bankshares will issue brokered deposits with longer terms to assist in the overall interest rate risk management activities.

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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent and within policy guidelines in the base case of our modeling efforts as of June 30, 2010.
     Non-GAAP Presentation. Bankshares prepares its financial statements under accounting principles generally accepted in the United States or “GAAP.” However, this report refers to certain non-GAAP financial measures that we believe, when considered together with GAAP financial measures, provides investors with important information regarding our operational performance. An analysis of any non-GAAP financial measure should be used in conjunction with the results presented in accordance with GAAP.
     Core earnings is a non-GAAP financial measure that adjusts net income from continuing operations to exclude taxes, loan loss provisions, OREO expenses, gains or losses on securities transactions and fair value adjustments. These excluded items fluctuate and are difficult to predict and we believe core earnings provides Bankshares and investors a valuable tool to measure and evaluate the financial performance of Bankshares from period to period.
     For a quantitative reconciliation of core earnings (loss) to net income (loss) from continuing operations, please see page 32 of this report.

Item 4. Controls and Procedures
     We have disclosure controls and procedures to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2010.
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in our periodic reports.
     No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

2.4	Stock Purchase Agreement between Alliance Bank Corporation, as the seller, and Thomas P. Danaher and Oswald H. Skewes, as the purchasers, dated as of December 29, 2009 (incorporated by reference to Exhibit 2.4 to Form 10-K filed May 28, 2010).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).

10.13	Employment Agreement between Alliance Bankshares Corporation, Alliance Bank Corporation and William E. Doyle, Jr., dated as of May 4, 2010.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

Date August 16, 2010	/s/ William E. Doyle, Jr.
William E. Doyle, Jr.
President & Chief Executive Officer (principal executive officer)

Date August 16, 2010	/s/ Paul M. Harbolick, Jr.
Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer (principal financial and accounting officer)