Form 10-Q
period 2010-09-30
ALLIANCE BANKSHARES CORP
filed 2010-11-15
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑

As of November 12, 2010, the number of outstanding shares of registrant’s common stock, par value $4.00 per share, was: 5,106,819.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
September 30, 2010, December 31, 2009 and September 30, 2009
(Dollars in thousands)

	September 30,	December 31,	September 30,
	2010	2009	2009
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$102,526	$26,671	$72,711
Federal funds sold	14,595	2,970	35,249
Trading securities, at fair value	2,250	7,460	10,893
Investment securities available-for-sale, at fair value	125,685	145,031	127,009
Restricted stock	6,548	6,318	6,318
Loans held for sale	—	1,983	589
Loans, net of allowance for loan losses of $5,224, $5,619 and $5,295	331,863	353,761	350,205
Premises and equipment, net	1,652	2,038	2,153
Other real estate owned	4,748	7,875	9,808
Intangible assets	—	—	2,016
Goodwill	—	—	3,569
Accrued interest and other assets	17,604	22,228	15,210

TOTAL ASSETS	$607,471	$576,335	$635,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$138,831	$92,846	$120,941
Savings and NOW deposits	75,451	53,617	66,177
Money market deposits	24,931	22,462	22,736
Time deposits ($0, $9,125, and $9,233 at fair value)	227,030	262,983	292,030

Total deposits	466,243	431,908	501,884

Repurchase agreements, federal funds purchased and other borrowings	39,853	47,290	32,907
Federal Home Loan Bank advances ($26,765, $25,761 and $25,908 at fair value)	51,765	50,761	50,908
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	2,256	2,932	3,387
Commitments and contingent liabilities	—	—	—

Total liabilities	570,427	543,201	599,396

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,106,819 shares issued and outstanding at September 30, 2010, December 31, 2009 and September 30, 2009, respectively	20,427	20,427	20,427
Capital surplus	25,857	25,835	25,724
Retained (deficit)	(12,469)	(13,016)	(10,488)
Accumulated other comprehensive income (loss), net	3,229	(112)	671

Total stockholders’ equity	37,044	33,134	36,334

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$607,471	$576,335	$635,730

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended September 30, 2010 and 2009
(Dollars in thousands, except for per share data)

	2010	2009
INTEREST INCOME:
Loans	$5,046	$5,319
Trading securities	40	242
Investment securities	1,387	1,719
Federal funds sold	18	16

Total interest income	6,491	7,296

INTEREST EXPENSE:
Savings and NOW deposits	46	101
Time deposits	1,290	2,496
Money market deposits	65	73
Repurchase agreements, federal funds purchased and other borrowings	465	516

Total interest expense	1,866	3,186

Net interest income	4,625	4,110
Provision for loan losses	378	1,421

Net interest income after provision for loan losses	4,247	2,689

OTHER INCOME:
Deposit account service charges	49	75
Net gain on sale of available-for-sale securities	656	507
Trading activity and fair value adjustments	(412)	(4)
Gain on residential mortgage loan sales	—	12
Other operating income	58	47

Total other income	351	637

OTHER EXPENSES:
Salaries and employee benefits	1,800	1,704
Occupancy expense	702	606
Equipment expense	186	201
Other real estate owned expense	55	519
FDIC assessments	366	76
Operating expenses	1,227	1,637

Total other expenses	4,336	4,743

Income (loss) from continuing operations before income taxes	262	(1,417)
Income tax expense (benefit)	20	(501)

Net income (loss) from continuing operations	$242	$(916)

DISCONTINUED INSURANCE OPERATIONS:
Income from discontinued insurance operations	$—	32
Income tax expense	—	12

Net income on discontinued insurance operations	—	20

NET INCOME (LOSS)	$242	$(896)

Net income (loss) from continuing operations per common share, basic	$0.05	$(0.18)

Net income (loss) from continuing operations per common share, diluted	$0.05	$(0.18)

Net income from discontinued operations per common share, basic	$—	$—

Net income from discontinued operations per common share, diluted	$—	$—

Net income (loss) per common share, basic	$0.05	$(0.18)

Net income (loss) per common share, diluted	$0.05	$(0.18)

Weighted average number of shares, basic	5,106,819	5,106,819

Weighted average number of shares, diluted	5,108,150	5,106,819

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
(Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands, except for per share data)

	2010	2009
INTEREST INCOME:
Loans	$15,414	$15,781
Trading securities	177	1,345
Investment securities	4,766	4,333
Federal funds sold	40	44

Total interest income	20,397	21,503

INTEREST EXPENSE:
Savings and NOW deposits	173	355
Time deposits	4,424	7,677
Money market deposits	216	188
Repurchase agreements, federal funds purchased and other borrowings	1,429	1,652

Total interest expense	6,242	9,872

Net interest income	14,155	11,631
Provision for loan losses	1,328	2,695

Net interest income after provision for loan losses	12,827	8,936

OTHER INCOME:
Deposit account service charges	172	218
Net gain on sale of available-for-sale securities	1,715	1,370
Trading activity and fair value adjustments	(1,028)	(143)
Gain on residential mortgage loan sales	—	87
Other operating income	166	94

Total other income	1,025	1,626

OTHER EXPENSES:
Salaries and employee benefits	5,350	5,141
Occupancy expense	1,975	1,762
Equipment expense	565	568
Other real estate owned expense	449	1,134
FDIC assessments	1,031	1,100
Operating expenses	3,924	4,223

Total other expenses	13,294	13,928

Income (loss) from continuing operations before income taxes	558	(3,366)
Income tax expense (benefit)	11	(1,169)

Net income (loss) from continuing operations	$547	$(2,197)

DISCONTINUED INSURANCE OPERATIONS:
Income from discontinued insurance operations	$—	490
Income tax expense	—	161

Net income on discontinued insurance operations	—	329

NET INCOME (LOSS)	$547	$(1,868)

Net income (loss) from continuing operations per common share, basic	$0.11	$(0.43)

Net income (loss) from continuing operations per common share, diluted	$0.11	$(0.43)

Net income from discontinued operations per common share, basic	$—	$0.06

Net income from discontinued operations per common share, diluted	$—	$0.06

Net income (loss) per common share, basic	$0.11	$(0.37)

Net income (loss) per common share, diluted	$0.11	$(0.37)

Weighted average number of shares, basic	5,106,819	5,106,819

Weighted average number of shares, diluted	5,107,800	5,106,819

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	(Deficit)	Income (Loss)	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2008	$20,427	$25,364	$(8,620)	$(4)		$37,167

COMPREHENSIVE (LOSS):
Net loss	—	—	(1,868)	—	$(1,868)	(1,868)
Other comprehensive loss, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $813	—	—	—	—	1,579	—
Less: reclassification adjustment, net of income taxes of $(466)	—	—	—	—	(904)	—

Other comprehensive loss, net of tax	—	—	—	675	675	675

Total comprehensive (loss)	—	—	—	—	$(1,193)	—

Stock-based compensation expense	—	360	—	—		360

BALANCE, SEPTEMBER 30, 2009	$20,427	$25,724	$(10,488)	$671		$36,334

BALANCE, DECEMBER 31, 2009	$20,427	$25,835	$(13,016)	$(112)		$33,134

COMPREHENSIVE INCOME:
Net income	—	—	547	—	$547	547
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $2,304	—	—	—	—	4,473	—
Less: reclassification adjustment, net of income taxes of $(583)	—	—	—	—	(1,132)	—

Other comprehensive income, net of tax	—	—	—	3,341	3,341	3,341

Total comprehensive income	—	—	—	—	$3,888	—

Stock-based compensation expense	—	22	—	—		22

BALANCE, SEPTEMBER 30, 2010	$20,427	$25,857	$(12,469)	$3,229		$37,044

See Notes to Unaudited Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$547	$(1,868)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	751	1,188
Provision for loan losses	1,328	2,695
Losses and valuation adjustments on other real estate owned	308	391
Origination of loans held for sale	—	(10,185)
Proceeds from sale of loans held for sale	1,983	10,030
Gain on loan sales	—	(87)
Stock-based compensation benefit	22	360
Net (gain) on sale of securities available-for-sale	(1,715)	(1,370)
Trading activity and fair value adjustments	1,028	143
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	2,903	2,646
Other liabilities	(676)	(1,189)

Net cash provided by operating activities	6,479	2,754

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(11,625)	(30,199)
Purchase of securities available-for-sale	(64,830)	(126,736)
Proceeds from sale/calls of securities available-for-sale	77,663	54,211
Paydowns on securities available-for-sale	13,054	15,916
Net change in trading securities	5,190	70,445
Net change in restricted stock	(230)	(1,013)
Net change in loan portfolio	18,857	5,118
Proceeds from sale of other real estate owned	4,586	5,207
Capital improvements on other real estate owned	(54)	(55)
Purchase of premises and equipment	(133)	(819)

Net cash provided by (used in) investing activities	42,478	(7,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	45,985	45,493
Savings and NOW deposits	21,834	21,356
Money market deposits	2,469	5,063
Time deposits	(35,953)	1,569
Repurchase agreements, federal funds purchased and other borrowings	(7,437)	(7,804)
FHLB long term advances issued	15,000	—
FHLB long term advances repaid	(15,000)	—
Net cash provided by financing activities	26,898	65,677

NET INCREASE IN CASH AND CASH EQUIVALENTS	75,855	60,506

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	26,671	12,205

CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,526	$72,711

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
In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originated residential mortgages for subsequent sale. AHF did not maintain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced it would no longer offer mortgage banking operations via AHF. The company is now inactive. Alliance Bank Mortgage Division (ABMD) was created in 2007 as a division within the Bank. From time to time, ABMD may offer mortgage banking products and services to Bank clients and some additional third party clients. In 2010, ABMD has had minimal operational activity. As of September 30, 2010, this division within the Bank is inactive.
On June 26, 2003, Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust and a subsidiary of Bankshares was formed for the purpose of issuing Bankshares’ trust preferred debt.
On November 15, 2005, the Bank formed Alliance Insurance Agency (AIA) through the acquisition of Danaher Insurance Agency. AIA was a wholly-owned insurance subsidiary of the Bank and sold a wide array of insurance and financial products. In 2006 and 2007, AIA acquired two additional insurance agencies. The combined AIA operations offered insurance products in the Alliance trade area. On December 29, 2009, the Bank sold AIA and no longer offers insurance products. The effects of the discontinued business operation are shown separately in the consolidated financial statements, requiring some financial information from prior periods to be reclassified.
The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of September 30, 2010, December 31, 2009 and September 30, 2009, the results of operations for the three month and nine month periods ended September 30, 2010 and 2009, and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2010 and 2009. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the SEC).
Operating results for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of full year financial results.
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
As of September 30, 2010 and December 31, 2009, there was $199 thousand and $314 thousand, respectively, of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period which is estimated to be five years or less.
Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. There were grants of 50,000 stock options for the first nine months of 2010. The weighted average assumptions for grants in the first nine months of 2010 were: price volatility of 85.6%, risk-free interest rates of 2.75%, dividend rate of 0.00% and expected lives of 7.00 years.
Stock option activity for the nine months ended September 30, 2010 is summarized below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2010	684,005	$11.27
Granted	50,000	2.84
Exercised	—	—
Forfeited	(212,004)	11.49

Outstanding at September 30, 2010	522,001	$10.37	5.2	$—

Exercisable at September 30, 2010	388,076	$11.82	4.1	$—

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
FHLB Advances and Time Deposits — Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. As of September 30, 2010, Bankshares had one wholesale liability as a fair value instrument: a long-term Federal Home Loan Bank (FHLB) advance. As of September 30, 2010, all time deposits accounted under the fair value method had matured and Bankshares no longer had any time deposits accounted for under the fair value methodology.
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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Fair Value Measurements at September 30, 2010
					Total	Total
		Quoted	Significant	Significant	Changes in	Changes in
		Prices in	Other	Other	Fair Value	Fair Value
		Active	Observable	Unobservable	Included in	Included in
	Fair	Markets	Inputs	Inputs	Current	YTD
Description	Value	(Level 1)	(Level 2)	(Level 3)	Quarter	Results
			(dollars in thousands)
Assets:
Trading securities	$2,250	$—	$—	$2,250	$130	$(47)
Available-for-sale securities	125,685	—	85,146	40,539	—	—

Liabilities:
Time deposits (brokered certificates of deposit)*	—	—	—	—	—	23
FHLB advances	26,765	—	—	26,765	(542)	(1,004)

					$(412)	$(1,028)

*	A time deposit accounted for under the fair value methodology (Level 2) matured in January 2010.

	Fair Value Measurements at December 31, 2009
					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	2009
Description	Value	(Level 1)	(Level 2)	(Level 3)	Results
		(dollars in thousands)
Assets:
Trading securities	$7,460	$—	$—	$7,460	$(859)
Available-for-sale securities	145,031	—	73,169	71,862	—

Liabilities:
Time deposits (brokered certificates of deposit)	9,125	—	9,125	—	430
FHLB advances	25,761	—	—	25,761	600

					$171

The following table presents the activity in Level 3 fair value measurements for the three months ended September 30, 2010.
Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

(dollars in thousands)
			Available for
	Trading	FHLB	Sale
	Securities	Advances	Securities
Beginning balance, June 30, 2010	$2,250	$26,223	$65,242
Transfers into Level 3	—	—	—
Purchases	—	—	—

Sales, maturities or calls	(130)	—	(25,712)

Realized gains (losses) on assets	—	—	492
Unrealized (gains) losses on liabilities	—	542	—
Unrealized gains (losses) on assets	130	—	517

Ending balance, September 30, 2010	$2,250	$26,765	$40,539

The following table presents the activity in Level 3 fair value measurements for the nine months ended September 30, 2010.
Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

(dollars in thousands)
			Available for
	Trading	FHLB	Sale
	Securities	Advances	Securities
Beginning balance, December 31, 2009	$7,460	$25,761	$71,862
Transfers into Level 3	—	—	—
Purchases	—	—	17,937

Sales, maturities or calls	(5,186)	—	(52,215)

Realized gains (losses) on assets	23	—	1,007
Unrealized (gains) losses on liabilities	—	1,004	—
Unrealized gains (losses) on assets	(47)	—	1,948

Ending balance, September 30, 2010	$2,250	$26,765	$40,539

For the assets and liabilities selected for fair value accounting, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. Although there are positive signs in the economy, the market is continuing to act in a dysfunctional manner; therefore, management is continuing to monitor certain instruments using additional inputs as well as implementing its strategy to reduce the fair value portfolio. Changes in fair values associated with fluctuations in market values reported above are reported as Trading activity and fair value adjustments on the Consolidated Statements of Operations.
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
The following describes the valuation techniques used by Bankshares to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:
Loans Held For Sale. Loans held for sale are carried at the lower of cost or market value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Bankshares records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within gain on residential mortgage loan sales on the Consolidated Statements of Operations. For the first nine months of 2010, there was minimal mortgage banking activity and as such, there were no loans held for sale and thus no gain on residential loan sales for the nine months ending September 30, 2010 compared to gains of $87 thousand for the nine months ended September 30, 2009.
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

The following table summarizes Bankshares’ assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at September 30, 2010*
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets:

Impaired loans, net of valuation allowance	$1,921	$—	$1,921	$—

OREO	$4,748	$—	$4,748	$—

*	As of September 30, 2010, Bankshares did not have any Loans Held for Sale.

	Carrying Value at December 31, 2009
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
		(dollars in thousands)
Assets:

Impaired loans, net of valuation allowance	$3,759	$—	$3,759	$—

OREO	$7,875	$—	$7,875	$—
Loans held for sale	$1,983	$—	$1,983	$—
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
Short-Term Borrowings
The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.

Trust Preferred Capital Notes
The fair value of Bankshares’ Trust Preferred Capital Notes, which is discussed in Note 10, is estimated using discounted cash flow analyses based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.
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
The following table reflects the fair value of financial instruments whether or not recognized on the Consolidated Balance Sheet at fair value.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in thousands)
Financial assets:
Cash and due from banks	$102,526	$102,526	$26,671	$26,671
Federal funds sold	14,595	14,595	2,970	2,970
Trading securities	2,250	2,250	7,460	7,460
Available-for-sale securities	125,685	125,685	145,031	145,031
Loans, net	331,863	330,739	353,761	357,158
Loans held for sale	—	—	1,983	1,983
Accrued interest receivable	2,362	2,362	2,578	2,578

Financial liabilities:
Noninterest-bearing deposits	$138,831	$138,831	$92,846	$92,846
Interest-bearing deposits	327,412	304,713	329,937	309,279
Interest-bearing deposits, at fair value	—	—	9,125	9,125
Short-term borrowings	39,853	39,845	47,290	47,013
FHLB advances	25,000	25,000	25,000	25,000
FHLB advances, at fair value	26,765	26,765	25,761	25,761
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	903	903	1,772	1,772

3. Trading Securities
The following table reflects our trading securities accounted for on a fair value basis and the effective yield of the instruments as of the dates indicated:

	September 30,		December 31,		September 30,
	2010		2009		2009
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
			(dollars in thousands)
Trading securities:
U.S. government corporations and agencies	$—	—	$3,536	5.08%	$6,562	5.18%
PCMOs	2,250	5.33%	3,924	5.36%	4,331	5.36%

Total trading securities	$2,250	5.33%	$7,460	5.23%	$10,893	5.26%

4. Investment Securities
The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at September 30, 2010 are summarized as follows:

	September 30, 2010
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$39,137	$2,622	$—	$41,759
U.S. government agency CMOs	27,948	1,051	(9)	28,990
U.S. government agency MBS	9,913	243	—	10,156
PCMOs	18,813	459	(18)	19,254
Municipal securities	24,982	939	(395)	25,526

Total available-for-sale securities	$120,793	$5,314	$(422)	$125,685

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2009 are summarized as follows:

	December 31, 2009
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$49,482	$536	$(232)	$49,786
U.S. government agency CMOs	45,567	266	(216)	45,617
U.S. government agency MBS	10,251	214	(3)	10,462
PCMOs	21,884	299	(107)	22,076
Municipal securities	18,017	113	(1,040)	17,090

Total available-for-sale securities	$145,201	$1,428	$(1,598)	$145,031

There were no held-to-maturity investments at September 30, 2010 or December 31, 2009.
The following tables present the aggregate amount of unrealized loss in investment securities as of September 30, 2010 and December 31, 2009. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(dollars in thousands)
U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
U.S. government agency CMOs	955	(3)	364	(6)	1,319	(9)
U.S. government agency MBS	—	—	—	—	—	—
PCMOs	1,888	(18)	—	—	1,888	(18)
Municipal securities	1,008	(3)	2,207	(392)	3,215	(395)

Total temporarily impaired investment securities	$3,851	$(24)	$2,571	$(398)	$6,422	$(422)

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(dollars in thousands)
U.S. government corporations and agencies	$28,243	$(232)	$—	$—	$28,243	$(232)
U.S. government agency CMOs	26,452	(216)	—	—	26,452	(216)
U.S. government agency MBS	2,572	(3)	—	—	2,572	(3)
PCMOs	7,198	(107)	—	—	7,198	(107)
Municipal securities	7,792	(293)	4,104	(747)	11,896	(1,040)

Total temporarily impaired investment securities	$72,257	$(851)	$4,104	$(747)	$76,361	$(1,598)

Bankshares’ investment security portfolio is primarily comprised of fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments, an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if Bankshares does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the write-down would be included in earnings as a realized loss. As of September 30, 2010 and December 31, 2009, management does not consider any of the unrealized losses to be other-than-temporarily impaired and no impairment charges have been recorded.
There are a total of 13 investment securities totaling $6.4 million that have an unrealized loss and are considered temporarily impaired as of September 30, 2010. Management believes the unrealized losses noted in the table above are a result of current market conditions, primarily interest rates, and do not reflect on the ability of the issuers to repay the obligations. Bankshares does not intend to sell the investments and it is not likely that Bankshares will be required to sell the investments before recovery of the unrealized losses.
Bankshares’ investment in Federal Home Loan Bank (FHLB) stock totaled $5.1 million at September 30, 2010. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock that started in 2009 and ended in 2010, and because the

FHLB has shown consistent profitability during the first three quarters of 2010, Bankshares does not consider this investment to be other than temporarily impaired as of September 30, 2010 and no impairment has been recognized. FHLB stock is included in restricted stock on the Consolidated Balance Sheets.
5. Loans
The following table summarizes the composition of the loan portfolio by dollar amount and percentages as of the dates indicated:

	September 30,		December 31,
	2010		2009
	Amount	Percentage	Amount	Percentage
		(dollars in thousands)
Real estate:
Residential real estate	$114,956	34.1%	$110,449	30.7%
Commercial real estate	144,629	42.9%	153,314	42.7%
Construction	41,922	12.4%	50,140	14.0%

Total real estate	301,507	89.4%	313,903	87.4%
Commercial	31,269	9.3%	40,585	11.2%
Consumer	4,311	1.3%	4,892	1.4%

Gross loans	337,087	100.0%	359,380	100.0%

Less: allowance for loan losses	(5,224)		(5,619)

Net loans	$331,863		$353,761

As of September 30, 2010 and December 31, 2009, there were $147 thousand and $139 thousand, respectively, in checking account overdrafts that were reclassified on the Consolidated Balance Sheets as loans.

6. Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the periods presented:

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2010	2009	2009
	(dollars in thousands)
Balance, beginning of period	$5,619	$5,751	$5,751
Provision for loan losses	1,328	2,995	2,695
Loans charged off	(1,850)	(3,294)	(3,289)
Recoveries of loans charged off	127	167	138

Net charge-offs	(1,723)	(3,127)	(3,151)

Balance, end of period	$5,224	$5,619	$5,295

Impaired loans and nonaccrual loans are summarized as follows as of the dates indicated:

	September 30,	December 31,
	2010	2009
	(dollars in thousands)
Impaired loans without a valuation allowance	$417	$367
Impaired loans with a valuation allowance	2,648	5,254

Total impaired loans	$3,065	$5,621

Valuation allowance related to impaired loans	$727	$1,495

Total loans past due 90 days and still accruing	$—	$—

Average investment in impaired loans	$4,467	$6,244

Interest income recognized on a cash basis on impaired loans	$112	$269

There were no nonaccrual loans excluded from impaired loan disclosures as of September 30, 2010 and December 31, 2009. No additional funds are committed to be advanced in connection with impaired loans. At September 30, 2010 there was $72 thousand in troubled debt restructured loans and no troubled debt restructured loans as of December 31, 2009.

7. Other Real Estate Owned (OREO)
The table below reflects changes in OREO for the periods indicated:

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2010	2009	2009
		(dollars in thousands)
Balance, beginning of period	$7,875	$11,749	$11,749

Properties acquired at foreclosure	1,713	3,602	3,602
Capital improvements on foreclosed properties	54	55	55
Sales of foreclosed properties	(4,854)	(5,873)	(5,207)
Valuation adjustments	(40)	(1,658)	(391)

Balance, end of period	$4,748	$7,875	$9,808

The table below reflects expenses applicable to OREO for the periods indicated:

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2010	2009	2009
		(dollars in thousands)
Net loss on sales of OREO	$268	$33	$410
Valuation adjustments	40	1,658	391
Operating expenses, net of rental income	141	671	333

Total OREO expense	$449	$2,362	$1,134

8. Intangibles and Goodwill
On December 29, 2009, Bankshares sold AIA; as a result of the sale, Bankshares does not have any intangible assets or goodwill as of September 30, 2010 or December 31, 2009.
The table below reflects the changes in the net carrying amount for the intangible assets and goodwill balances for AIA, which were Bankshares’ only intangible assets and goodwill, for the nine months ended September 30, 2009:

	Intangible Assets	Goodwill
	September 30,	September 30,
	2009	2009
	(dollars in thousands)
Balance, January 1, 2009	$2,331	$3,569
Amortization expense	(315)	—

Balance, September 30, 2009	$2,016	$3,569

9. Federal Home Loan Bank Advances
Bankshares has three advances from the FHLB: one fixed rate advance and two floating rate advances.
At September 30, 2010 and December 31, 2009, the FHLB advance accounted for on a fair value basis had a value of $26.8 and $25.8 million, respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% at September 30, 2010 and December 31, 2009. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at September 30, 2010 and December 31, 2009.
At September 30, 2010 there were two FHLB advances accounted for on a cost basis. The first advance for $10.0 million matures in 2012 and the interest rate is 0.379%. At December 31, 2009, the balance of this advance was $25.0 million. During the first nine months of 2010, we repaid $15.0 million of this advance. In the first quarter of 2010, Bankshares entered into an additional advance for $15.0 million which matures in 2012 and the interest rate is 0.239%. The weighted average interest rate for the two advances is 0.295%.

10. Trust Preferred Capital Notes of Subsidiary Trust
On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the Trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time since June 30, 2008. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The cost of issuance of the Trust Preferred Capital Notes was approximately $300 thousand. This cost was amortized over a five year period from the issue date and has been fully amortized. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through the current quarter, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of September 30, 2010, the total amount of deferred and compounded interest owed under the indenture is $481 thousand. The base interest rate as of September 30, 2010 was 3.44% and as of December 31, 2009 was 3.40%.
All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At September 30, 2010 and December 31, 2009, the entire amount was considered Tier 1 capital.

11. Net Income (Loss) Per Share
The following tables show the weighted average number of shares used in computing net income (loss) per share after discontinued operations and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders for the periods presented.

	2010		2009
		Per Share		Per Share
Three Months Ended September 30,	Shares	Amount	Shares	Amount
Basic net income (loss) per share	5,106,819	$0.05	5,106,819	$(0.18)

Effect of dilutive securities, stock options	1,331		—

Diluted net income (loss) per share	5,108,150	$0.05	5,106,819	$(0.18)

Net income (loss) utilized in the earnings per share calculations above:	$242,000		$(896,000)

	2010		2009
		Per Share		Per Share
Nine Months Ended September 30,	Shares	Amount	Shares	Amount
Basic net income (loss) per share	5,106,819	$0.11	5,106,819	$(0.37)

Effect of dilutive securities, stock options	981		—

Diluted net income (loss) per share	5,107,800	$0.11	5,106,819	$(0.37)

Net income (loss) utilized in the earnings per share calculations above:	$547,000		$(1,868,000)

Average shares of 495,460 and 661,942 have been excluded from the calculation for the nine months ended September 30, 2010 and September 30, 2009, respectively, because their effects were anti-dilutive.

12. Supplemental Cash Flow Information

	September 30,	September 30,
	2010	2009
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the nine months	$7,111	$10,547

Income taxes paid during the nine months	$—	$—

Supplemental Disclosures of Noncash Activities:
Fair value adjustment on available-for-sale securities	$5,062	$1,022

Transfer of loans to foreclosed assets	$1,713	$3,602

13. Subsequent Event
      On November 10, 2010, Frank H. Grace, III, a former executive vice president of the Bank, filed suit against Bankshares, the Bank, the Chairman of the Board of Directors and the President and CEO of the organizations in the Circuit Court of Fairfax County, Virginia. In the suit, Mr. Grace seeks to void the non-compete and non-solicitation provisions of his employment agreement with the Bank, and to collect compensatory damages, plus alleged past and future pecuniary damages, not to exceed $2.5 million, and punitive damages not to exceed the statutory limit of $350 thousand, all in connection with Mr. Grace’s resignation of employment and other transactions with the Bank, including forgiveness of certain loans and salary advances made to Mr. Grace during his employment.
      Bankshares, the Bank and the Chairman of the Board of Directors and the President and CEO of the organizations believe the suit filed by Mr. Grace is without merit, deny the claims asserted therein by Mr. Grace, believe he owes monies to the Bank pursuant to the loans and salary advances made to Mr. Grace during his employment with the Bank, and has engaged counsel to vigorously defend against this suit and pursue all claims that may be available to Bankshares and the Bank.
      If Bankshares concludes that a settlement is in its best interests or if Bankshares is determined to be liable, Bankshares may incur costs in connection with the claims asserted by Mr. Grace which could adversely affect Bankshares’ financial condition or results of operations.

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
Internet Access to Corporate Documents
     Information about Bankshares can be found on the Bank’s website at www.alliancebankva.com. Under “Documents/SEC Filings” in the Investor Relations section of the website, Bankshares posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those documents as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). All such filings are available at no charge.
     The information available on the Bank’s website is not part of this Quarterly Report on Form 10-Q or any other report filed by Bankshares with the SEC.
Forward-Looking Statements
Certain statements contained in this report that are not historical facts may constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements can generally be identified by the use of words such as “may,” “will,” “should,” “could,” “would,” “plan,” “believe,” “expect,” “anticipate,” “intend” or words of similar meaning. These statements are inherently uncertain; there can be no assurance that the underlying assumptions will prove to be accurate. These forward-looking statements include statements relating to Bankshares’ anticipated future performance, its mix of assets and liabilities, funding sources and future liquidity levels, adequacy of the allowance for loan losses and Bankshares’ strategic business plan and management’s evaluations of the plan’s effectiveness. Readers should not place undue reliance on such statements, which speak only as of the date of this report. Bankshares does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.
Forward-looking statements are subject to risks, assumptions and uncertainties, and could be affected by many factors. Some factors that could cause Bankshares’ actual results to differ materially from those anticipated in these forward-looking statements include:
•	Changes in the strength of the national economy in general and the local economies in our market areas may adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	Loss of key production or managerial personnel;

•	The success of management’s business plan and efforts to refocus on traditional banking services, reduce operating cost, increase profitability and restructure our balance sheet;

•	Increased earning assets levels and changes in the composition of assets and the resulting impact on our capital levels and regulatory capital ratios;

•	Regulatory and managerial view of capital cushions necessary for our current and expected risk profile;

•	Changes in the availability of funds resulting in increased costs or reduced liquidity;

•	Changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	Changes in accounting policies, rules and practices;

•	Changes in market conditions, and the continued weakness in the residential and commercial real estate market, volatility and disruption of the credit markets, and soundness of other financial institutions we do business with;

•	Changes in capital markets and the resulting impacts on our commercial customers, other financial institutions, and our ability to meet any future capital needs;

•	Our ability to grow our business and operations and our ability to realize the cost savings and revenue enhancements we expect from such activities;

•	Assumptions used in managing risk, including within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	The timing of and value realized upon the sale of other real estate owned (OREO) property;

•	Changes in the legislative/regulatory climate, including the effect of the Dodd-Frank Wall Street Reform Act and Consumer Protection Act of 2010, (the Dodd-Frank Act) and related regulations;

•	Monetary and fiscal policies of the United States federal government;

•	The timing requirements and our interest in participating in the Small Business Lending Fund which was enacted into law on September 27, 2010;

•	Continued and future modifications in Federal Deposit Insurance Corporation (FDIC) insurance premiums and assessments;

•	Changes in interest rates and market prices, which could affect our net interest margins, asset valuations and expense expectations;

•	Impairment concerns and risks related to our investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	Our ability to recognize future tax benefits;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Our ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	Changing trends in customer profiles and behavior;

•	Competitive factors within the financial services industry;

•	Impacts of implementing various accounting standards; and

•	Other factors described from time to time in our SEC filings.
     In addition, a continuation of the weak economic outlook in significant portions of the economy and global financial markets, particularly if it worsens, could further impact our performance, both directly by affecting our revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. The continued decline in the residential and commercial real estate markets have resulted in significant write-downs of asset values by financial institutions in the United States, and have affected our performance. Concerns about the future economic conditions generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit and reduction of business activity. There can be no assurance that actions taken by the federal government will stimulate the U.S. financial system and economy or alleviate the industry or economic factors that may adversely affect our business. In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the regulatory and competitive landscape. For example, it is not clear what effects the Dodd-Frank Act and the Small Business Jobs and Credit Act of 2010 (pursuant to which, among other initiatives to stimulate the small business climate, the Small Business Lending Fund was established), the regulations promulgated thereunder or other future regulatory reforms may have on financial markets, the financial services industry and depositary institutions and their borrowers and consequently on Bankshares’ business and financial performance.
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
     Allowance for Loan Losses. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC 450-10-05, Contingencies which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310-10-35, Receivables which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.
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
Overview
     Bankshares’ primary long-term financial goals are to maximize earnings and deploy capital in profit driven initiatives that will enhance shareholder value in a sustainable fashion. Bankshares’ current emphasis is on optimizing profitability in the near term and strengthening the financial performance of the company, while also transitioning its operations to focus more closely on traditional banking activities and to reposition Bankshares for the future. Bankshares’ transitional strategies to achieve these goals include, among others, the following initiatives:
•	Diversifying the loan portfolio by increasing our focus on commercial loans and loans secured by owner occupied commercial real estate, while continuing to be an active lender in attractive aspects of the residential and commercial real estate markets;

•	Restructuring the balance sheet by reducing our trading and investment security portfolios;

•	Decreasing the level of nonperforming assets by continuing to attentively manage problem assets on a timely basis;

•	Increasing low cost deposits by local commercial and retail customers and reducing our brokered deposit portfolio; and

•	Reducing our operating and funding costs.
     Initial progress under these transitional initiatives is evidenced in the below highlights of Bankshares’ financial results for the three and nine months ended September 30, 2010:
•	Net income for the quarter ended September 30, 2010 was $242 thousand compared to a loss of $896 thousand for the same period in 2009, an improvement of $1.1 million. Net income was $547 thousand for the nine months ended September 30, 2010 compared to a net loss of $1.9 million for the nine months ended September 30, 2009, an improvement of $2.4 million.

•	“Core earnings,” i.e., net income from continuing operations, excluding taxes, loan loss provision, OREO expenses, gains or losses on securities transactions and fair value adjustments, was $451 thousand for the third quarter of 2010 compared to $20 thousand in the third quarter of 2009, an improvement of $431 thousand. Core earnings for the first nine months of 2010 were a positive $1.6 million, compared to a negative $764 thousand for the first nine months of 2009, an improvement of $2.4 million.

•	Total assets increased by $31.1 million, or 5.40%, in the first nine months of 2010 to $607.5 million over the December 31, 2009 balance of $576.3 million.

•	The ratio of nonperforming assets to total assets was 1.29% as of September 30, 2010 compared to 2.34% as of December 31, 2009 and 2.30% as of September 30, 2009. This has been an area of significant organizational focus. Our sustained efforts have generated strong improvement over the December 31, 2007 level of 4.48%.

•	As of September 30, 2010, the composition of nonperforming assets was $3.1 million of impaired loans, and $4.7 million of OREO, totaling $7.8 million, down from the December 31, 2009 total of $13.5 million.

•	Our investment securities portfolio has decreased to $125.7 million as of September 30, 2010, down from the December 31, 2009 level of $145.0 million, a $19.3 million change.

•	Total deposits grew to $466.2 million as of September 30, 2010 compared to the December 31, 2009 level of $431.9 million. Total non-interest bearing deposits were $138.8 million or 29.8% of total deposits as of September 30, 2010, up from $92.8 million or 21.5% of total deposits as of December 31, 2009.

•	As part of our balance sheet management strategies Bankshares has reduced the size of the brokered deposit portfolio significantly in 2010. As of September 30, 2010, brokered deposits were $106.1 million, a decrease of $31.3 million from the December 31, 2009 balance of $137.4 million.

•	The net interest margin for the quarter ended September 30, 2010 was 3.72% compared to 3.01% for the same 2009 period, an improvement of 71 basis points. The net interest margin for the nine months ended September 30, 2010 was 3.76% compared to 2.87% for the same 2009 period. The reduced funding costs are a key driver in the performance improvement for the three and nine month periods ended September 30, 2010.
     Traditional Banking: An overview of the financial results for our traditional banking operations is as follows:
     The Bank’s pre-tax income from continuing operations was $558 thousand for the nine months ended September 30, 2010 compared to pre-tax loss from continuing operations of $3.4 million for the same period in the prior year, an improvement of $4.0 million. We believe that “core earnings”, which adjusts net income from continuing operations to exclude taxes, loan loss provisions, OREO expenses, gains or losses on securities transactions and fair value adjustments, when considered together with GAAP financial information, provides investors with important information regarding our operational performance from period to period because the excluded items fluctuate and are difficult to predict.
     Core earnings were $451 thousand during the third quarter of 2010 compared to $20 thousand in the third quarter of 2009, an improvement of $431 thousand. Core earnings for the first nine months of 2010 were a positive $1.6 million, compared to a negative $764 thousand for the first nine months of 2009, an improvement shift of $2.4 million. Bankshares believes the core earnings measurement provides a more detailed picture of organization performance.

     The following table contains a reconciliation of certain non-GAAP financial measures to the most comparable GAAP measures:
Reconciliation of Non-GAAP Measures1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(dollars in thousands)
Net income (loss) from continuing operations	$242	$(916)	$547	$(2,197)

Add: Income tax expense (benefit)	20	(501)	11	(1,169)
Add: Provision for loan losses	378	1,421	1,328	2,695
Add: OREO expense	55	519	449	1,134
Less: Net gains on sale of securities	(656)	(507)	(1,715)	(1,370)
Add: Trading activity and fair value adjustments	412	4	1,028	143

Core earnings (loss)	$451	$20	$1,648	$(764)

[1]	Non-GAAP information should be read in conjunction with the financial statements. Please see page 62 for additional disclosure.
     Over the past few years, our business strategy has included initiatives to reduce the size of the trading asset portfolio. As of September 30, 2010, the Bank had $2.3 million in fair value trading assets as compared to $7.5 million in fair value trading assets as of December 31, 2009.
     The Bank has a single funding instrument in the fair value liability portfolio as of September 30, 2010. This FHLB advance has a final maturity in 2021 and a fair value of $26.8 million. As of December 31, 2009, the fair value liability portfolio included the FHLB advance with a fair value of $25.8 million and a brokered certificate of deposit with a fair value of $9.1 million. The total fair value liability portfolio amounted to $34.9 million as of December 31, 2009.
     The Bank is no longer adding funding instruments to the fair value liability portfolio. The fair value of the long term FHLB advance will fluctuate from period to period as interest rates, spreads and other market factors move. At maturity, the Bank will only be liable to FHLB for the principal amount of $25.0 million and interest due in accordance with the contractual terms of the advance.
     At September 30, 2010, the Bank had impaired loans including all nonaccrual loans totaling $3.1 million compared to $5.6 million as of December 31, 2009. The nonaccrual loans for 2010 relate to a variety of borrower types in the greater Washington, D.C. Metropolitan region.
     The OREO balance was $4.7 million as of September 30, 2010 and $7.9 million as of December 31, 2009, an overall reduction of $3.2 million. During the first nine months of 2010, there were foreclosures on nonaccrual loans of $1.7 million. Sales of OREO amounted to $4.9 million for the nine months ended September 30, 2010. We sold a substantial piece of OREO property in the third quarter with a carrying value of $2.6 million for approximately its carrying value.
     Total nonperforming assets amounted to $7.8 million or 1.29% of total assets as of September 30, 2010, down from the December 31, 2009 level of $13.5 million, or 2.34%, of total assets, and down substantially from the September 30, 2009 level of $14.6 million, or 2.30%, of total assets. At September 30, 2010 there was $72 thousand in troubled debt restructured loans and no troubled debt restructured loans as of December 31, 2009. This reduction in nonperforming assets contributes to overall improvement in the risk profile of our loan portfolio.
     Total loans were $337.1 million as of September 30, 2010, compared to $359.4 million as of December 31, 2009, a $22.3 million decrease. Commercial business loans decreased by $9.3 million, commercial real estate loans decreased by $8.7 million, construction loans decreased by $8.2 million, residential real estate increased by $4.5 million and consumer loans decreased by $581 thousand. During the third quarter, a $4.0 million construction loan was converted to an amortizing residential real estate loan. The lower level of total loans is a result of the economic environment we are operating in and management’s continued effort to reduce our exposure to certain lending categories such as land acquisition and development financing. Our longer-term objective is to grow small business commercial loans and loans secured by owner occupied commercial real estate within our geographic marketplace.
     Total deposits amounted to $466.2 million as of September 30, 2010, compared to $431.9 million as of December 31, 2009. Non-interest bearing deposits were $138.8 million, or 29.8% of total deposits as of September 30, 2010, an increase of $46.0 million compared to the December 31, 2009 level of $92.8 million, or 21.5% of total deposits.
     Financial Performance Measures. Bankshares’ net income for the three month period ended September 30, 2010 was $242 thousand, an improvement of $1.1 million over the third quarter of 2009 net loss of $896 thousand. The net income of $242 thousand includes net interest income of $4.6 million compared to $4.1 million for the same period last year, an increase of $515 thousand. That improvement is due primarily to the reduction of $1.3 million in our cost of funds. For the three months ended September 30, 2010, total interest expense was $1.9 million compared to $3.2 million for the three months ended September 30, 2009. These results led to $0.05 basic and diluted earnings per share for the quarter ended September 30, 2010, compared to ($0.18) basic and diluted loss per share for the quarter ended September 30, 2009. Weighted average basic shares outstanding were 5,106,819 for the three months ended September 30, 2010 and September 30, 2009. Weighted average diluted shares outstanding were 5,108,150 for the three months ended September 30, 2010 and 5,106,819 for the three months ended September 30, 2009.
     For the nine month period ended September 30, 2010, Bankshares’ net income was $547 thousand compared to a net loss of $1.9 million for the same period in the prior year, an improvement of $2.4 million. Bankshares had earnings of $0.11 basic and diluted income per share for the nine months ended September 30, 2010. The basic and diluted loss per share for the nine months ended September 30, 2009 was ($0.37) per share. Weighted average basic shares outstanding were 5,106,819 for the nine months ended September 30, 2010 and September 30,

2009. Weighted average diluted shares outstanding were 5,107,800 and 5,106,819 for the nine months ended September 30, 2010 and September 30, 2009 respectively.
     Net interest margin improved to 3.72% for the three months ended September 30, 2010 compared to 3.01% for the three months ended September 30, 2009, an improvement of 71 basis points. Net interest margin was 3.76% for the nine months ended September 30, 2010 compared to 2.87% for the nine months ended September 30, 2009, an improvement of 89 basis points. A key contributing factor to the improved net interest margin was the lower cost of funds during 2010. Certain deposit accounts were repriced downward over the respective periods. The increased levels of demand deposit funding, which are non-interest bearing deposits, also contributed to the improved net interest margin.
     The following table reflects the key drivers of the costs associated with the performance for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(dollars in thousands)
Provision for loan losses	$378	$1,421	$1,328	$2,695
Trading activity and fair value adjustments	412	4	1,028	143
FDIC special assessment	—	—	—	299
OREO direct expenses	15	411	409	743
OREO valuation adjustments	40	108	40	391
Nonaccrual interest reversal	70	43	186	248
Transitional expenses *	284	—	636	—

Total	$1,199	$1,987	$3,627	$4,519

*	Transitional expenses include employment contract accruals, legal and consulting fees related to recent management changes.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended September 30, 2010 was $4.7 million compared to $4.2 million for the same period in 2009. Interest income on earning assets was $6.5 million for the three months ended September 30, 2010, compared to $7.4 million for the 2009 period. Although interest income decreased $833 thousand year to year, this was offset by a reduction of $1.3 million in interest expense on deposits.
     Net interest income (on a fully tax equivalent basis) for the nine months ended September 30, 2010 was $14.5 million compared to $11.8 million for the same period in 2009 due to a decrease in the cost of funds and an increase in investment security income. Loan interest income decreased $367 thousand to $15.4 million for the nine months ended September 30, 2010 compared to $15.8 million for the same period in 2009.

     The following tables illustrate average balances of total interest earning assets and total interest-bearing liabilities for the three and nine month periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended September 30,
	2010			2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate[1]	Balance	Expense	Rate[1]
			(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$337,923	$5,046	5.92%	$357,196	$5,319	5.91%
Trading securities	2,246	40	7.07%	25,179	242	3.81%
Investment securities	135,956	1,435	4.19%	146,313	1,795	4.87%
Federal funds sold	22,211	18	0.32%	23,415	16	0.27%

Total interest earning assets	498,336	6,539	5.21%	552,103	7,372	5.30%

Non-interest earning assets:
Cash and due from banks	25,201			20,563
Premises and equipment	1,802			2,117
Other real estate owned (OREO)	5,478			9,821
Other assets	17,797			20,744
Less: allowance for loan losses	(5,276)			(5,250)

Total non-interest earning assets	45,002			47,995

Total Assets	$543,338			$600,098

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$47,692	$44	0.37%	$47,738	$98	0.81%
Money market deposit accounts	24,295	65	1.06%	19,424	73	1.49%
Savings accounts	3,923	2	0.20%	4,207	3	0.28%
Time deposits(3)	224,044	1,290	2.28%	296,474	2,496	3.34%

Total interest-bearing deposits	299,954	1,401	1.85%	367,843	2,670	2.88%
FHLB advances(4)	51,230	282	2.18%	50,730	297	2.32%
Other borrowings	48,558	183	1.50%	42,626	219	2.04%

Total interest-bearing liabilities	399,742	1,866	1.85%	461,199	3,186	2.74%

Non-interest bearing liabilities:
Demand deposits	105,065			100,753
Other liabilities	2,007			2,737

Total liabilities	506,814			564,689
Stockholders’ Equity	36,524			35,409

Total Liabilities and Stockholders’ Equity	$543,338			$600,098

Interest Spread (5)			3.36%			2.56%

Net Interest Margin (6)		$4,673	3.72%		$4,186	3.01%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $3.6 million and $4.4 million in the third quarter of 2010 and 2009, respectively. The 2010 and 2009 interest income on nonaccrual loans excluded from the loans above was $70 thousand and $43 thousand, respectively.

(3)	Average fair value of time deposits for the third quarter of 2010 and 2009 was $0 and $9.3 million, respectively.

(4)	Average fair value of FHLB advances for the third quarter of 2010 and 2009 was $26.4 million and $25.7 million, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     Average loan balances were $337.9 million for the three months ended September 30, 2010 compared to $357.2 million for the same period in 2009. The decrease in average loans is a result of management’s short-term strategy to reduce certain types of real estate lending, such as land acquisition and development financing. The longer-term strategy is to grow small business commercial loans and owner occupied commercial real estate. The related interest income from loans was $5.0 million in the three months ended September 30, 2010 compared to $5.3 million in 2009. The average yield on loans of 5.92% during the three months ended September 30, 2010 was one basis point higher than the yield of 5.91% in 2009. Interest rates are established for classes of loans that include variable rates based on Wall Street Journal Prime or other identifiable bases while others carry fixed rates with terms out to 15 years. Most new variable rate originations include minimum start rates and/or floors.
     Trading securities averaged $2.2 million for the three months ended September 30, 2010, compared to $25.2 million for the three months ended September 30, 2009. Trading securities interest income for the three months ended September 30, 2010 was $40 thousand compared to $242 thousand for the three months ended September 30, 2009. The reduction in average trading securities reflects management’s business strategy to reduce the trading securities portfolio as we reposition the balance sheet.
     The average balance of investment securities was $136.0 million for the quarter ended September 30, 2010 compared to $146.3 million for the same quarter in 2009. Investment securities income (on a fully tax equivalent basis) was $1.4 million for the three months ended September 30, 2010 compared to $1.8 million for the three months ended September 30, 2009. The tax equivalent average yield on investment securities for the three months ended September 30, 2010 was 4.19% compared to 4.87% for the three months ended September 30, 2009.
     Short-term investments in federal funds sold contributed $18 thousand to interest income in the three month period ended September 30, 2010, compared to $16 thousand for the same period in 2009. The average balance for the three months ended September 30, 2010 was $22.2 million, a $1.2 million decrease from the prior year average balance of $23.4 million.
     The average balance of cash and due from banks was $25.2 million and $20.6 million for the three months ended September 30, 2010 and 2009, respectively. The deposit flows from the title and escrow clients can have significant volatility especially at month end or quarter end. In addition, the first time home buyer program concluded on September 30, 2010. As a result, the cash and due from banks was $102.5 million at September 30, 2010 compared to $26.7 million at December 31, 2009.
     Total average interest earning assets yielded 5.21% for the three months ended September 30, 2010 compared to the yield of 5.30% for the same period in 2009. Total interest income (on a fully tax equivalent basis) was $6.5 million for the three months ended September 30, 2010 compared to $7.4 million for the three months ended September 30, 2009.
     Total average interest-bearing liabilities were $399.7 million in the third quarter of 2010, or $61.5 million lower than the third quarter of 2009 level of $461.2 million. A key driver of the decrease is due to management’s strategy to reduce the balance of brokered deposits. Brokered deposits averaged $99.9 million during the third quarter of 2010 compared to $182.7 million during the same period in 2009. Interest expense for all interest-bearing liabilities amounted to $1.9 million for the three months ended September 30, 2010 compared to $3.2 million for the three months ended September 30, 2009, or a savings of $1.3 million. The average cost of interest-bearing liabilities for the third quarter of 2010 was 1.85% or 89 basis points lower than the third quarter of 2009 level of 2.74%. The lower interest rate environment allowed for competitive repricing of interest bearing demand accounts, money market accounts, savings accounts and client based time deposits. The Bank prices these deposit accounts on a competitive basis with local market financial institutions, general economic conditions and market interest rates. In addition, the Bank benefited from significant downward repricing of the brokered certificate of deposit portfolio. Many of the larger wholesale deposits with higher rates have matured or repriced downward during 2010. The benefits of the repricing are seen in the lower time deposit cost of 2.28% during the third quarter of 2010 compared to 3.34% during the same period of 2009.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Nine Months Ended September 30,
	2010			2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest earning assets:
Loans (2)	$347,896	$15,414	5.92%	$362,480	$15,781	5.82%
Trading securities	3,647	177	6.49%	49,254	1,345	3.65%
Investment securities	149,333	5,097	4.56%	120,188	4,548	5.06%
Federal funds sold	14,591	40	0.37%	20,533	44	0.29%

Total interest earning assets	515,467	20,728	5.38%	552,455	21,718	5.26%

Non-interest earning assets:
Cash and due from banks	22,161			17,895
Premises and equipment	1,910			1,966
Other real estate owned (OREO)	7,373			10,575
Other assets	18,933			20,771
Less: allowance for loan losses	(5,473)			(5,321)

Total non-interest earning assets	44,904			45,886

Total Assets	$560,371			$598,341

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$45,616	$165	0.48%	$45,060	$344	1.02%
Money market deposit accounts	24,175	216	1.19%	17,348	188	1.45%
Savings accounts	3,750	8	0.29%	3,754	11	0.39%
Time deposits(3)	239,564	4,424	2.47%	288,654	7,677	3.56%

Total interest-bearing deposits	313,105	4,813	2.06%	354,816	8,220	3.10%
FHLB advances(4)	57,502	866	2.01%	51,104	878	2.30%
Other borrowings	56,382	563	1.34%	56,787	774	1.82%

Total interest-bearing liabilities	426,989	6,242	1.95%	462,707	9,872	2.85%

Non-interest bearing liabilities:
Demand deposits	96,159			96,540
Other liabilities	2,346			2,800

Total liabilities	525,494			562,047
Stockholders’ Equity	34,877			36,294

Total Liabilities and Stockholders’ Equity	$560,371			$598,341

Interest Spread (5)			3.43%			2.41%

Net Interest Margin (6)		$14,486	3.76%		$11,846	2.87%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $4.0 million and $4.8 million in the first nine months of 2010 and 2009, respectively.

The 2010 and 2009 interest income on nonaccrual loans excluded from the loans above was $186 thousand and $248 thousand, respectively.

(3)	Average fair value of time deposits for the first nine months of 2010 and 2009 was $0 and $12.8 million, respectively.

(4)	Average fair value of FHLB advances for the first nine months of 2010 and 2009 was $26.1 million and $26.1 million, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     For the nine months ended September 30, 2010, average loan balances were $347.9 million compared to $362.5 million for the same period in 2009, a decrease of $14.6 million. Interest income from loans was $15.4 million in the first nine months of 2010 compared to $15.8 million in the same period of 2009, with the average yield increasing to 5.92% from 5.82%.
     For the nine months ended September 30, 2010, average trading securities were $3.6 million, compared to $49.3 million for the same period in 2009, a decrease of $45.7 million. Trading securities interest income for the nine months ended September 30, 2010 was $177 thousand compared to $1.3 million for the nine months ended September 30, 2009. The decrease in average balances and interest income from trading is a result of management’s decision to reduce the trading securities portfolio.
     Investment securities averaged $149.3 million for the nine months ended September 30, 2010 compared to $120.2 million for the same period in 2009. Investment securities income (on a fully tax equivalent basis) was $5.1 million for the nine months ended September 30, 2010 compared to $4.5 million for the nine months ended September 30, 2009. The tax equivalent average yield on investment securities for the nine months ended September 30, 2010 was 4.56% compared to the yield of 5.06% for the same period in 2009.
     Short-term investments in federal funds sold contributed $40 thousand to interest income in the nine month period ended September 30, 2010, compared to $44 thousand for the same period in 2009.
     Total average earning assets yielded 5.38% for the nine months ended September 30, 2010 or 12 basis points higher than the yield of 5.26% for the same period in 2009. Total interest income (on a fully tax equivalent basis) was $20.7 million for the nine months ended September 30, 2010 compared to $21.7 million for the nine months ended September 30, 2009.
     Total average interest-bearing liabilities were $427.0 million in the first nine months of 2010 or $35.7 million less than the first nine months of 2009 level of $462.7 million. The average balance of time deposits was $49.1 million lower than the September 30, 2009 balance of $288.7 million. Brokered deposits averaged $113.3 million at an effective cost of 2.25% during the first nine months of 2010 compared to $184.7 million during the same period in 2009 at an effective cost of 3.50%. For the nine months ended September 30, 2010, interest expense was $6.2 million compared to $9.9 million for the nine months ended September 30, 2009. The average cost of interest-bearing liabilities for the first nine months of 2010 was 1.95% or 90 basis points lower than the 2009 level of 2.85%. During late 2009 and the first nine months of 2010, interest rates were at low levels. The lower interest rate environment allowed for competitive repricing of interest bearing demand accounts, money market accounts, savings accounts and client based time deposits. The brokered certificate of deposit portfolio saw significant downward repricing in mid to late 2009. This trend continued into 2010. As of December 31, 2009, the brokered certificate of deposit portfolio carried an average interest rate of 2.39% exclusive of brokerage fees. The average rate dropped to 1.68% as of September 30, 2010.
     Non-interest bearing demand deposits averaged $96.2 million for the first nine months of 2010, or $300 thousand less than the 2009 level of $96.5 million.
     The following table describes the impact on our tax equivalent interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis
	Nine Months Ended September 30,
	2010 compared to 2009
	Change Due To:
	Increase /
	(Decrease)	Volume	Rate
	(dollars in thousands)
Interest Earning Assets:
Loans	$(367)	$(641)	$274
Trading securities	(1,168)	(7,314)	6,146
Investment securities	549	927	(378)
Federal funds sold	(4)	(86)	82

Total increase (decrease) in interest income	(990)	(7,114)	6,124

Interest-Bearing Liabilities:
Interest-bearing deposits	(3,407)	(1,107)	(2,300)
Borrowed funds	(223)	92	(315)

Total (decrease) in interest expense	(3,630)	(1,015)	(2,615)

Increase (decrease) in net interest income	$2,640	$(6,099)	$8,739

     Non-interest Income (Other Income). Non-interest income from continuing operations amounted to $351 thousand during the three months ended September 30, 2010, a decrease of $286 thousand from $637 thousand for the same period of 2009.
     Bankshares recorded a net gain of $656 thousand on the sale of investment securities in the three months ended September 30, 2010, compared to a net gain of $507 thousand in the three months ended September 30, 2009. Bankshares views the available for sale investment portfolio as a tool in managing the overall balance sheet and liquidity positions of the organizations. From time to time, Bankshares will sell investment securities to achieve certain business objectives. These sales may result in gains or losses depending on the timing and book value of instruments sold.
     Trading activity and fair value adjustments recorded for the three months ended September 30, 2010 resulted in a net loss of $412 thousand, compared to a net loss of $4 thousand for the same period in 2009. The net loss of $412 thousand is primarily driven by the fair value adjustment of $542 thousand on the FHLB advance. The movement of interest rates and spreads had an adverse effect on the FHLB advance’s value. During the third quarter of 2010, the trading activity and fair value adjustments associated with the trading assets generated a gain of $130 thousand. In the same period of 2009, trading activity and fair value adjustments amounted to a $4 thousand loss.
     For the nine months ended September 30, 2010, non-interest income was $1.0 million compared to $1.6 million for the 2009 period. Bankshares recorded $1.7 million in gains on sales of investment securities during the first nine months of 2010 compared to $1.4 million during the same period in 2009. As part of the overall balance sheet management strategies, Bankshares has been selling investment securities for portfolio optimization, capital management and balance sheet sizing purposes. During the nine months ended September 30, 2010, trading and fair value adjustments amounted to a loss of $1.0 million compared to a loss of $143 thousand for the same period in 2009. The changes in interest rates and spreads caused the FHLB advance accounted for under the fair value option accounting method to result in a charge of $1.0 million during the first nine months of 2010. As rates fluctuate the value of this instrument will move inversely to market movements. At the final maturity of the FHLB advance, Bankshares is only liable for the principal amount of $25 million plus any accrued interest due under the terms of the contract.
During the third quarter of 2010, the Bank decided to discontinue the wealth management business activity as part of our strategic plan to focus more closely on traditional banking activities. This activity generated $43 thousand in gross revenue during the nine months ended September 30, 2010 compared to $33 thousand for the same period in 2009.
     Non-interest Expense (Other Expenses). During the three and nine month periods ended September 30, 2010, we made important progress toward our strategic goal of optimizing profitability by decreasing our non-interest expenses. In 2010 we significantly decreased OREO expense and other operating expenses, but these decreases were offset by increased FDIC assessments.
     Non-interest expense from continuing operations in the three months ended September 30, 2010 amounted to $4.3 million compared to $4.7 million for the same period in 2009, a decrease of $407 thousand.
     Salaries and benefits expense for the three months ended September 30, 2010 was $1.8 million, or $96 thousand higher than the 2009 level of $1.7 million. Occupancy and equipment expense for the three months ended September 30, 2010 was $888 thousand compared to $807 thousand in the same period in 2009. OREO expense was $55 thousand for the three months ended September 30, 2010 compared to $519 thousand for the three months ended September 30, 2009, a reduction of $464 thousand. The 2009 level included OREO valuation charge of $108 thousand and other OREO costs. FDIC assessments were $366 thousand for the three months ended September 30, 2010, an increase of $290 thousand over the 2009 level of $76 thousand. Other operating expense was $1.2 million for the three months ended September 30, 2010, a decrease of $410 thousand from the three months ended September 30, 2009 level of $1.6 million.
     For the nine months ended September 30, 2010, non-interest expense was $13.3 million compared to $13.9 million for the 2009 period, a decrease of $634 thousand. OREO expense decreased by $685 thousand during the first nine months of 2010. The 2009 level included OREO valuation charge of $391 thousand and other OREO costs. The reduction in OREO expense is attributable to the lower outstanding balance in OREO as well as the lower volume of new foreclosures. The decrease in OREO expense was offset by an increase of $209 thousand in salaries and benefits, $213 thousand in occupancy, and a $299 thousand decrease in other operating expenses. During the three and nine month periods ended September 30, 2010, we made important progress toward our strategic goal of optimizing profitability by decreasing our non-interest expenses. In 2010 we significantly decreased OREO expense and other operating expenses, but these decreases were offset by increased FDIC assessments.
     Income Taxes. We recorded an $11 thousand income tax expense for the first nine months of 2010 compared to an income tax benefit of $1.2 million in 2009, exclusive of the discontinued operations of AIA. Bankshares’ effective tax rate is lower than the statutory rate of 34.0% due to the tax benefits derived from municipal securities.
     In accordance with ASC 740-10, Income Taxes, deferred tax benefits are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax benefits will not be realized. The future realization of the tax benefit depends on the existence of sufficient taxable income within the carryback and carryforward periods. As of December 31, 2009, Bankshares was in a cumulative three year loss position.
     As a result of that loss position, Bankshares performed an analysis to determine if a valuation allowance for deferred tax assets was necessary. Our analysis reviewed various forms of positive and negative evidence in determining whether a valuation allowance was necessary and, if so, to what degree a valuation allowance was warranted.
     The loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. We considered positive evidence such as previous earnings patterns, the recent history of loan charge-offs, nonperforming assets, OREO expense, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. We considered several different economic scenarios in evaluating whether the projected income in future periods was sufficient to recover the NOL over the prescribed period. In addition, we considered tax planning strategies that would impact the timing and extent of taxable income. The projected performance metrics over the period of NOL recognition indicates that it is more likely than not that Bankshares will have sufficient taxable income to recognize the deferred tax assets as of September 30, 2010. Therefore, Bankshares has concluded that a valuation allowance for deferred tax assets is not necessary as of September 30, 2010.
Analysis of Financial Condition
     Trading Securities. The trading portfolio was $2.3 million as of September 30, 2010 compared to $7.5 million as of December 31, 2009 and $10.9 million as of September 30, 2009. Our stated business strategy is to reduce the size of the trading securities portfolio. As of September 30, 2010, the portfolio contains three individual PCMO securities with a fair value of $2.3 million. The securities all were rated AAA by at least one rating agency at the time of purchase. As of September 30, 2010 all three PCMO securities were rated below investment grade. The securities are performing consistent with expectations. The Bank will likely hold these securities until the principal has been repaid via normal monthly cashflows. If market conditions substantially change, the Bank will consider selling the securities prior to receiving final principal payments. The current effective portfolio yield is 5.33%.

     The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:

			Trading Securities
	September 30,		December 31,		September 30,
	2010		2009		2009
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
			(dollars in thousands)
U.S. government corporations & agencies	$—	—	$3,536	5.08%	$6,562	5.18%
PCMOs (1)	2,250	5.33%	3,924	5.36%	4,331	5.36%

Totals	$2,250	5.33%	$7,460	5.23%	$10,893	5.26%

(1)	As of September 30, 2010, trading securities consisted of three PCMO instruments. These PCMOs were rated AAA by at least one ratings agency on the purchase date. Currently the securities have a variety of ratings below investment grade. All instruments are currently performing as expected.
     Trading Securities Classified as Level 3. Beginning in the third quarter of 2008, investment and debt markets experienced a period of significant distress and dysfunction. Currently, investment and debt markets remain depressed. Although certain markets have improved, the fair value of an investment security may not be the same as liquidation value. As such, Level 3 evaluations of the fair value are used. The fair value methods used to evaluate trading assets include typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, default levels, prepayment speeds, tranche classification, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments.
     Investment Securities — Available for Sale. On September 30, 2010, our investment portfolio contained callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, and municipal securities. U.S. government agency securities were $41.8 million or 33.2% of the September 30, 2010 investment portfolio. As of September 30, 2010, PCMOs, CMOs and MBS made up 46.5% of the portfolio or $58.4 million. Municipal securities were 20.3% of the portfolio or $25.5 million as of September 30, 2010. We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $125.7 million on September 30, 2010 compared to $145.0 million at December 31, 2009. Targeted efforts to strategically restructure our balance sheet led to reductions in the investment security portfolio of $19.3 million since December 31, 2009. The investment securities’ tax-equivalent yield was 4.43% as of September 30, 2010 compared to the December 31, 2009 yield of 4.57%, due to fluctuations in market rates and changes in the portfolio duration and mix.

	Investment Securities- Available-for-Sale
	September 30, 2010			December 31, 2009
	Fair		% of	Fair		% of
	Value	Yield	Portfolio	Value	Yield	Portfolio
			(dollars in thousands)
U.S. government corporations and agencies	$41,759	4.15%	33.2%	$49,786	4.50%	34.3%
U.S. government agency CMOs	28,990	3.47%	23.1%	45,617	3.67%	31.5%
U.S. government agency MBS	10,156	3.86%	8.1%	10,462	4.39%	7.2%
PCMOs	19,254	5.20%	15.3%	22,076	5.44%	15.2%
Municipal securities	25,526	5.38%	20.3%	17,090	5.98%	11.8%

Total Investment Securities
Available-for-Sale	$125,685	4.43%	100.0%	$145,031	4.57%	100.0%

The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of September 30, 2010:

	Contractual Maturities of Investment Securities
	September 30, 2010
					(dollars in thousands)
			After One		After Five
	Within		Year but Within		Years but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total(4,5)	Yield

Available-For-Sale Securities
U.S. government corporations and agencies	$—	0.00%	$—	0.00%	$13,120	4.22%	$26,017	4.12%	$39,137	4.15%
U.S. government agency CMOs (1)	—	0.00%	—	0.00%	—	0.00%	27,948	3.69%	27,948	3.69%
U.S. government agency MBS (1)	—	0.00%	—	0.00%	—	0.00%	9,913	3.86%	9,913	3.86%
PCMOs(1)	—	0.00%	—	0.00%	8,389	5.08%	10,424	5.24%	18,813	5.17%
Municipal securities (2)	—	0.00%	—	0.00%	1,845	5.69%	23,137	5.35%	24,982	5.38%

Total Available-For-Sale Securities (3)	$—	0.00%	$—	0.00%	$23,354	4.65%	$97,439	4.38%	$120,793	4.43%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

(3)	We do not have any held-to-maturity securities as of September 30, 2010.

(4)	Total above is amortized cost and does not include unrealized gain of $4.9 million.

(5)	Total available for sale securities amounted to $125.7 million.

     Restricted Securities. Bankshares’ security portfolio contains restricted securities that are required to be held as part of the business process with financial institutions. These include stock of the Federal Reserve Bank, the FHLB, and others. The following table summarizes the balances of restricted stock at the dates indicated:

	Restricted Stock
	September 30,	December 31,
	2010	2009
	(dollars in thousands)
Federal Reserve Bank Stock	$1,201	$1,201
FHLB stock	5,141	4,911
Bankers’ Bank stock	206	206

Total Restricted Stock	$6,548	$6,318

     Loan Portfolio. We categorize our loans into five primary classifications: commercial real estate, real estate construction, residential real estate, commercial and consumer. The loan portfolio, net of discounts and fees, was $337.1 million at September 30, 2010, compared to $359.4 million at December 31, 2009 and $355.5 million at September 30, 2009. The decrease in the loan portfolio is a result of the continued effort by management to reduce certain types of loans such as land acquisition and development financing. Our longer-term objective is to grow small business commercial loans and loans secured by owner occupied commercial real estate within our geographic marketplace.
     Commercial real estate loans were $144.6 million or 42.9% of the loan portfolio as of September 30, 2010. This compares to $153.3 million or 42.7% as of December 31, 2009 and $153.6 million or 43.2% as of September 30, 2009. These loans are typically secured by first trusts on office, warehouse, commercial condominiums or industrial space. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) and loans for income producing properties held by investors.
     The real estate construction category of our loan portfolio generally falls into three primary categories: commercial construction, which will convert to either commercial real estate loans or will be sold in individual condominium units, residential construction loans to builders for resale, and land acquisition and development. This category totaled $41.9 million or 12.4% of our portfolio as of September 30, 2010, compared to $50.1 million and 14.0% of the portfolio as of December 31, 2009 and $51.4 million or 14.5% as of September 30, 2009. The decrease is due to management’s tactical business decision to reduce new lending in this area due to the depressed market conditions in construction projects, as well as normal construction loan maturities.
     Residential real estate loans (home equity and fixed rate trusts) were $115.0 million or 34.1% of the loan portfolio as of September 30, 2010, compared to $110.4 million, or 30.7% as of December 31, 2009, and $110.9 million or 31.2% as of September 30, 2009. This category consists of three different loan types: HELOCs, which are secured by secondary financing on residential real estate, fixed rate amortizing second mortgages, and first mortgage loans secured by single family residences not held for sale.
     Our commercial business lending category represents general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and other credit needs of small and medium sized businesses. Commercial loans represent $31.3 million or 9.3% of the loan portfolio as of September 30, 2010, compared to $40.6 million or 11.2% of the loan portfolio at December 31, 2009, and $35.2 million or 9.9% of the loan portfolio at September 30, 2009. We will continue to focus on commercial loans in future periods, which may cause the concentration of commercials loans in our loan portfolio to increase.
     The consumer and other loan categories constitute the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of September 30, 2010 was $4.3 million or 1.3% of the loan portfolio, compared to $4.9 million or 1.4% of the loan portfolio as of December 31, 2009 and $4.4 million or 1.2% of the loan portfolio as of September 30, 2009.
     Market conditions and qualifying client appetite for loans have made quality loan growth difficult. The Bank is focusing on lending to clients that are in businesses that they know and understand and in markets we know and understand. Recently, the Bank redeployed our relationship managers into the market trade areas. This step should allow for quality client relationship expansion, marketplace growth and quality asset generation. The Bank has a strong desire to diversify the loan portfolio with a focus towards small business lending (typical commercial and industrial and owner occupied real estate.)
     Allowance for Loan Losses. The allowance for loan losses was $5.2 million at September 30, 2010, or 1.55% of loans outstanding, compared to $5.6 million, or 1.56% of loans outstanding, at December 31, 2009. These ratios exclude loans held for sale. We have allocated $727 thousand and $1.5 million, respectively, of our allowance for loan losses at September 30, 2010 and December 31, 2009 for specific nonperforming or impaired loans. In the first nine months of 2010, we had net charge-offs of $1.7 million compared to net charge-offs of $3.1 million for the nine months ended September 30, 2009. Of the $1.7 million in net charge-offs for the first nine months of 2010, $917 thousand represented previously established specific allocations at December 31, 2009.

     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Allowance for Loan Losses
	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2010	2009	2009
	(dollars in thousands)
Balance, beginning of period	$5,619	$5,751	$5,751
Provision for loan losses	1,328	2,995	2,695
Net charge-offs:
Commerical	478	356	351
HELOC	354	981	1,583
Real estate	894	1,717	1,119
Consumer	(3)	73	98

Total net charge-offs	1,723	3,127	3,151

Balance, end of period	$5,224	$5,619	$5,295

     As part of our routine credit administration process, we engage an outside consulting firm to review our loan portfolio periodically. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses.
     In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by the organization, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing loans. After charging off all known losses which have been incurred in the loan portfolio, as of September 30, 2010 management considered the allowance for loan losses adequate to cover its estimate of probable losses.
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
     At September 30, 2010, Bankshares had $3.1 million of nonaccrual loans, compared to nonaccrual loans of $4.4 million as of December 31, 2009. The nonaccrual loans are comprised of various loans in the greater Washington, D.C. Metropolitan region. At September 30, 2010, there was $72 thousand in troubled debt restructured loans and no troubled debt restructured loans as of December 31, 2009.
     Other Real Estate Owned (OREO). As of September 30, 2010, we had OREO totaling $4.7 million. The Bank management team has been very focused on reducing the size of the OREO portfolio. During the nine months ended September 30, 2010, the Bank sold $4.9 million of OREO while foreclosing upon properties with a value of $1.7 million. In addition, during the third quarter of 2010, the Bank sold a $2.6 million piece of OREO. The OREO portfolio as of September 30, 2010, consists of the following larger properties: a $1.7 million piece of farmland/development acreage in the Winchester, Virginia area, a $990 thousand piece of property in Charles Town, West Virginia and a $943 thousand piece of undeveloped residential building acreage in Woodstock, Virginia.
     The table below reflects the OREO activity in the periods indicated:

	Nine Months	Twelve Months
	Ended	Ended
	September 30,	December 31,
	2010	2009
	(dollars in thousands)
Balance, beginning of period	$7,875	$11,749
Properties acquired at foreclosure	1,713	3,602
Capital improvements on foreclosed properties	54	55
Sales on foreclosed properties	(4,854)	(5,873)
Valuation adjustments	(40)	(1,658)

Balance, end of period	$4,748	$7,875

     Total Nonperforming Assets. As of September 30, 2010, we had $7.8 million classified as nonperforming assets on the balance sheet. The balance as of December 31, 2009 was $13.5 million. The ratio of nonperforming assets to total assets was 1.29% as of September 30, 2010 compared to 2.34% as of December 31, 2009. We have reduced total nonperforming assets by 42.2% from December 31, 2009 to September 30, 2010, which demonstrates significant progress toward our strategic goal of improving our asset quality. Management remains focused on monitoring asset quality and taking appropriate steps to reduce nonperforming assets as appropriate.

     Specific Reserves. As of September 30, 2010, we had $727 thousand in specific reserves for nonperforming loans. As of December 31, 2009, we had $1.5 million in specific reserves for nonperforming loans.

	Credit Quality Information
	September 30, 2010	December 31, 2009	September 30, 2009
	(dollars in thousands)
Nonperforming assets:
Impaired loans (performing loans with a specific allowance)	$—	$1,227	$541
Impaired loans on nonaccrual status	3,065	4,394	4,277
Other real estate owned (OREO)	4,748	7,875	9,808

Total nonperforming assets and past due loans(1)	$7,813	$13,496	$14,626

Specific reserves associated with impaired loans	$727	$1,495	$1,312

Nonperforming assets to total assets	1.29%	2.34%	2.30%

(1)	No loans past due 90 days and still accruing interest for periods presented.
     Goodwill and Intangible Assets. The Board and management made a strategic decision in 2009 to concentrate on traditional banking products. On December 29, 2009, the Bank entered into and closed on a stock purchase agreement to sell AIA, eliminating the goodwill and intangible assets carried on our books.
     Deposits. We seek deposits within our market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. Due to the government-sponsored tax credit program for first time home buyers in 2010, there was an increase in real estate activity in our market areas, and this translated into larger demand deposits for the Bank. Demand deposits were $138.8 million as of September 30, 2010 compared to the December 31, 2009 balance of $92.8 million, and an increase of $46.0 million. For the nine months ended September 30, 2010, demand deposits averaged $96.2 million, and for the three months ended September 30, 2010, average demand deposits were $105.1 million. The first time home buyer program generated elevated levels of title company deposits late in the third quarter of 2010. We anticipate the client deposit levels returning to a normalized level in the fourth quarter.
     At September 30, 2010, the total deposit portfolio was $466.2 million, compared to the December 31, 2009 level of $431.9 million. The interest-bearing deposits cost the Bank 2.06% for the first nine months of 2010 or 104 basis points less than average cost of 3.10% for the first nine months of 2009. As key interest rates declined over the past year, we repriced deposits to a lower level and realized significant interest rate savings.

     As of September 30, 2010, we had $106.1 million of wholesale brokered certificates of deposit which is $31.3 million lower than the December 31, 2009 level of $137.4 million, reflecting management’s effort to reduce our level of brokered deposits. This type of funding is a tool to support the growth of the Bank and liquidity needs. In addition, we may use longer structures to adjust our funding duration as appropriate.
     We are currently active users of wholesale brokered deposits. We believe these types of funds offer a stable source of funds for the Bank. Frequently, the interest rates associated with wholesale brokered deposits are significantly lower than general customer rates in the marketplace. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker. Over the long term, however, one of management’s business goals is to lower our level of wholesale brokered deposits and replace them with attractively priced local commercial and retail deposits.
     Purchased Funds. Purchased funds and other borrowings include repurchase agreements (which we offer to larger retail and commercial customers), federal funds purchased and treasury, tax and loan balances. The majority of purchased funds are comprised of the following two categories: customer repurchase agreements and outstanding federal funds purchased. Customer repurchase agreements amounted to $39.8 million at September 30, 2010, compared to $37.7 million at December 31, 2009. There were no outstanding federal funds purchased at September 30, 2010 compared to $9.3 million at December 31, 2009. The remaining balances relate to treasury, tax and loan liabilities.
     Customer repurchases are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. We offer this product as an accommodation to larger retail and commercial customers that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not use or have any open repurchase agreements with broker-dealers.
     FHLB Advances. The FHLB is a key source of funding for the Bank. During the periods presented, we have used overnight advances (daily rate credit) to support our short-term liquidity needs. On a longer term basis, we use our three FHLB advances to augment our funding portfolio, one of which is accounted for on a fair value basis, and two of which are accounted for on a cost basis.
     As of September 30, 2010 and December 31, 2009, we had one FHLB long-term advance accounted for on a fair value basis of $26.8 million and $25.8 million, respectively. The advance matures in early 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% as of September 30, 2010 and December 31, 2009.
     The long term FHLB advance accounted for on a fair value basis will have volatility in market value from period to period as interest rates, spreads and other market factors move. At maturity the Bank will only be liable to the FHLB for the principal amount of $25.0 million and interest due in accordance with the contractual terms.

     At September 30, 2010 there were two FHLB advances accounted for on a cost basis. The first advance for $10.0 million matures in 2012 and the interest rate is 0.379%. At December 31, 2009, the balance of this advance was $25.0 million. During the first nine months of 2010 we repaid $15.0 million of this advance. In the first quarter of 2010, Bankshares entered into an additional advance for $15.0 million which matures in 2012 and the interest rate is 0.239%. The weighted average interest rate for the two advances is 0.295%.
     Trading Liabilities Classified as Level 3. Beginning in the third quarter of 2008, investments and debt markets experienced a period of significant distress and dysfunction. Currently, investment and debt markets remain depressed. Although certain markets have improved, the fair value of a funding instrument may not be the same as liquidation value. As such, Level 3 evaluations of the fair value are used, considering other factors such as typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, previously observable non-distressed valuations, bond issuance rates and spreads for investment and non-investment grade instruments when determining the fair value of long-term FHLB advance. As of September 30, 2010 and December 31, 2009, the fair value of the long-term FHLB advance accounted for on a fair value basis was $26.8 million and $25.8 million, respectively.
     Deposit Liabilities at Fair Value. Bankshares applied ASC 820-10 to certain wholesale oriented liabilities as of January 1, 2007. As of September 30, 2010 there were no brokered certificates of deposit reported under FVO accounting, compared to $9.1 million in par value at December 31, 2009. The brokered certificate of deposit accounted for under FVO accounting matured in January 2010. At the present time, the Bank does not anticipate using FVO accounting for deposit liabilities.
     The following table reflects the fair value of liabilities accounted for under ASC 820-10 as of the dates indicated:

	September 30, 2010			December 31, 2009
	Par			Par
	Value	Fair Value	Yield	Value	Fair Value	Yield
	(dollars in thousands)
Brokered CDs	$—	$—	—	$9,102	$9,125	5.000%
FHLB long-term advances	25,000	26,765	3.985%	25,000	25,761	3.985%

Total liabilities at fair value	$25,000	$26,765	3.985%	$34,102	$34,886	4.251%

     Liquidity. The Bank specifically focuses on liquidity management to meet the demand for funds from our depositors and lending clients as well as expenses that we incur in operating our business. We have a formal liquidity management policy and a contingency funding policy that are used to assist management in executing the liquidity management strategies necessary for the Bank. Similar to other banking organizations, the Bank monitors the need for funds to support depositor activities and funding of loans. Our client base includes title and escrow accounts which have more deposit inflows and outflows than a traditional commercial business relationship. The Bank maintains additional liquidity sources to support the needs of this client base. The Bank has a team of relationship managers and support staff that service the needs of the title and escrow accounts. Recently, we have lost a few relationship managers that concentrate in this market space. At this point in time, we do not anticipate a material impact on our liquidity as of a result of their departures.
     Our funding department and Chief Financial Officer monitor our overall liquidity position daily. We can and will draw upon federal funds lines with correspondent banks, draw upon reverse repurchase agreement lines with correspondent banks and use FHLB advances. Our deposit customers frequently have lower deposit balances in the middle of the month, and deposit balances generally rise toward the end of each month. As such, we use these wholesale funding techniques to support our overall balance sheet growth, although our longer term plan is to increase deposits from our local retail and commercial deposits and maintain available wholesale funding sources as additional liquidity.
     As of September 30, 2010, Bankshares had $102.5 million in cash to support the business activities and deposit flows of our clients. The Bank maintains credit lines at the FHLB and other correspondent banks. At September 30, 2010, the Bank had a total credit line of $123.7 million with the FHLB with an unused portion of $73.7 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. As of September 30, 2010, the Bank has $28.5 million in secured borrowing capacity (both reverse repurchase agreements and federal funds purchased) from correspondent banks. In addition, the Bank has $4.0 million in unsecured federal funds borrowing capacity from a correspondent bank. As of September 30, 2010, the Bank did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. The Bank is also eligible to borrow from the Federal Reserve Discount Window subject to the collateral requirements and other terms and conditions that may exist. In addition to the borrowing capacity described above, Bankshares and the Bank may sell investment securities, loans and other assets to generate liquidity. We anticipate maintaining sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.
     Trust Preferred Capital Notes. On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time since June 30, 2008. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The cost of issuance of the Trust Preferred Capital Notes was approximately $300 thousand. This cost was amortized over a five year period from the issue date and has been fully amortized. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Since

September 8, 2009, Bankshares has elected to defer the interest payments due as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. The total amount of deferred and compounded interest owed under the indenture is $481 thousand. The base interest rate as of September 30, 2010 was 3.44% and 3.40% at December 31, 2009.
      All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At September 30, 2010 and December 31, 2009, the entire amount was considered Tier 1 capital.
     Capital. Both Bankshares and the Bank are considered “well capitalized” under the risk based capital guidelines adopted by the various regulatory agencies. Capital adequacy is an important measure of financial stability. Maintaining a “well capitalized” regulatory position is paramount for each organization. Both Bankshares and the Bank monitor the capital positions to ensure appropriate capital for the respective risk profile of each organization, sufficient levels to sustain asset growth and promote depositor and investor confidence in the respective organizations.
     Total stockholders’ equity was $37.0 million as of September 30, 2010 compared to the December 31, 2009 level of $33.1 million. The change in stockholders’ equity for the first nine months of 2010 is attributable to net income of $547 thousand and other comprehensive income, net of tax, of $3.3 million relating to unrealized gains on investment securities accounted for under the available for sale method. Book value per common share was $7.25 as of September 30, 2010 compared to $6.49 as of December 31, 2009.

     The following table shows Bankshares’ capital categories, capital ratios and the minimum capital ratios currently required by bank regulators as of the dates indicated:

	Risk Based Capital Analysis
	September 30,	December 31,
	2010	2009
	(dollars in thousands)
Tier 1 Capital:
Common stock	$20,427	$20,427
Capital surplus	25,857	25,835
Retained (deficit)	(12,469)	(12,897)
Less: disallowed deferred tax asset	(4,476)	(1,211)
Add: qualifying Trust Preferred Capital Notes	10,000	10,000

Total Tier 1 Capital	39,339	42,154

Tier 2 Capital:
Qualifying allowance for loan losses	4,472	5,071
Trust Preferred Capital Notes	—	—

Total Tier 2 Capital	4,472	5,071

Total Risk Based Capital	$43,811	$47,225

Risk weighted assets	$358,069	$405,988

Quarterly average assets	$538,862	$596,841

	September 30,	December 31,	Regulatory
	2010	2009	Minimum
Capital Ratios:
Tier 1 risk based capital ratio	11.0%	10.4%	4.0%
Total risk based capital ratio	12.2%	11.6%	8.0%
Leverage ratio	7.3%	7.1%	4.0%
Equity to assets ratio	6.1%	5.8%	N/A
     The regulatory risk based capital guidelines establish minimum capital levels for the Bank to be deemed “well capitalized.” The guidelines call for a leverage ratio of 5%, tier 1 risk based capital ratio of 6% and total risk based capital ratio of 10%. As of September 30, 2010, the Bank had capital ratios of 7.2%, 10.9% and 12.1%, respectively, all in excess of the regulatory minimums to be “well capitalized.” The Bank and Bankshares continuously monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization.

     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Return on Average Assets and Return on Average Equity
	Three	Nine	Year
	Months Ended	Months Ended	Ended
	September 30,	September 30,	December 31,
	2010	2010	2009
		(dollars in thousands)
Average total assets	$543,338	$560,371	$596,841

Average stockholders’ equity	$36,524	$34,877	$35,955

Net income (loss)	$242	$547	$(4,396)

Cash dividends declared	$—	$—	$—

Return on average assets (annualized)	0.18%	0.13%	-0.74%

Return on average stockholders’ equity (annualized)	2.63%	2.10%	-12.23%

Average stockholders’ equity to average total assets	6.72%	6.22%	6.02%

     Concentrations. Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. Commercial real estate loans are 42.9% of the total gross loan portfolio as of September 30, 2010 and total real estate loans are 89.4% of the total gross loan portfolio as of September 30, 2010. In addition, a substantial portion of our noninterest bearing deposits is generated by our title company businesses. As of September 30, 2010, the noninterest bearing deposits were 29.8% of total deposits. The impact of the title company concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.
Off-Balance Sheet Activities
     As of September 30, 2010, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements — In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
     In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
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
     In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics — Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
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
      On September 15, 2010, the SEC issued Release No. 33-9142, Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers. This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that SOX Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010. So long as Bankshares remains a smaller reporting company and does not qualify as an accelerated filer or a large accelerated filer, Bankshares will not be subject to the requirement of SOX Section 404(b) to include in its future Annual Reports on Form 10-K the auditor’s attestation regarding Bankshares’ internal control over financial reporting.
      On September 17, 2010, the SEC issued Release No. 33-9144, Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis. This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosure” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010. Bankshares is currently assessing the impact that Release No. 33-9144 and the proposed Short Term Borrowings Disclosure rule, if adopted, will have on its consolidated financial statements.

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
     The ALM model results for September 30, 2010 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect a 2.5% increase in net interest income compared to the baseline projections. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 1.9%.
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

     The table below shows ALM model results as of September 30, 2010 under various interest rate shocks:

	September 30, 2010
Interest Rate Shocks	NII	EVE
-200 bp	(7.1)%	1.5%
-100 bp	(1.9)%	1.1%
+100 bp	2.5%	(3.2)%
+200 bp	5.0%	(4.9)%
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
     Our current interest rate sensitivity position suggests a negative gap or liability sensitive position. This position can be deceiving as to the true position of Bankshares. As an example, $127.9 million of the investment securities portfolio at September 30, 2010 are classified as greater than one year due to the contractual maturity of the instruments. Trading assets and investment securities generally have markets which allow for liquidation of instruments prior to maturity. (It is important to note that liquidity of certain instruments and markets may be limited or require liquidation at undesirable market price levels.) Even in difficult markets it is reasonable to consider at least a portion of the $127.9 million of the investment securities portfolio as the “within three month” category, which further suggests a smaller negative gap or smaller liability sensitive position.

The following table reflects our September 30, 2010 “static” interest rate gap position:

	September 30, 2010
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$21,173	$104,512	$125,685
Trading securities	—	—	—	2,250	2,250
Loans	62,127	41,980	147,022	82,893	334,022
Interest-bearing deposits	78,408	—	—	—	78,408
Federal funds sold	14,595	—	—	—	14,595

Total interest earning assets	155,130	41,980	168,195	189,655	554,960

Interest-bearing liabilities:
Interest-bearing demand deposits	71,085	—	—	—	71,085
Money market deposit accounts	24,931	—	—	—	24,931
Savings accounts & IRAs	4,366	—	—	—	4,366
Time deposits	31,683	81,184	100,293	13,870	227,030

Total interest-bearing deposits	132,065	81,184	100,293	13,870	327,412

FHLB advances, at fair value	—	—	—	26,765	26,765
FHLB advances	25,000	—	—	—	25,000
Repurchase agreements	39,844	—	—	—	39,844
Federal funds purchased	—	—	—	—	—
Other borrowings	9	—	—	—	9
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	207,228	81,184	100,293	40,635	429,340

Period Gap	$(52,098)	$(39,204)	$67,902	$149,020	$125,620

Cumulative Gap	$(52,098)	$(91,302)	$(23,400)	$125,620	$125,620

Cumulative Gap / Total Assets	-8.58%	-15.03%	-3.85%	20.68%	20.68%

     Time Deposit Repricing. The time deposit portfolio includes $106.1 million of brokered deposits at an effective rate of 1.68%. Approximately $6.1 million of the brokered deposits mature by December 31, 2010. Bankshares expects that the upcoming brokered certificate of deposits will mature and will not be replaced by another brokered certificate of deposit. The general liquidity of the organization will support the funding of this maturity. Bankshares will issue brokered deposits with longer terms to assist in the overall interest rate risk management activities. Approximately $77.5 million of the brokered deposits mature in 2012 through 2014 at an effective interest rate of 1.61%.
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
     There is no guarantee that the risk management and balance sheet management strategies we employ will be effective in periods of rapid rate movements. We believe our strategies are prudent and within policy guidelines in the base case of our modeling efforts as of September 30, 2010.
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
     Core earnings is a non-GAAP financial measure that adjusts net income from continuing operations to exclude taxes, loan loss provisions, OREO expenses, gains or losses on securities transactions and fair value adjustments. These excluded items fluctuate and are difficult to predict and we believe core earnings provides Bankshares and investors a valuable tool to measure and evaluate the operational performance of Bankshares from period to period.
     For a quantitative reconciliation of core earnings (loss) to net income (loss) from continuing operations, please see page 32 of this report.

Item 4. Controls and Procedures
     We have disclosure controls and procedures to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2010.
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in our periodic reports.
     No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
      From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management and except as described below, final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.
      On November 10, 2010, Frank H. Grace, III, a former executive vice president of the Bank, filed suit against Bankshares, the Bank, the Chairman of the Board of Directors and the President and CEO of the organizations in the Circuit Court of Fairfax County, Virginia. In the suit, Mr. Grace seeks to void the non-compete and non-solicitation provisions of his employment agreement with the Bank, and to collect compensatory damages, plus alleged past and future pecuniary damages, not to exceed $2.5 million, and punitive damages not to exceed the statutory limit of $350 thousand, all in connection with Mr. Grace’s resignation of employment and other transactions with the Bank, including forgiveness of certain loans and salary advances made to Mr. Grace during his employment.
      Bankshares, the Bank and the Chairman of the Board of Directors and the President and CEO of the organizations believe the suit filed by Mr. Grace is without merit, deny the claims asserted therein by Mr. Grace, believe he owes monies to the Bank pursuant to the loans and salary advances made to him during his employment with the Bank, and has engaged counsel to vigorously defend against this suit and pursue all claims that may be available to Bankshares and the Bank.
      If we conclude that a settlement is in our best interests or if we are determined to be liable, we may incur costs in connection with the claims asserted by Mr. Grace which could adversely affect our financial condition or results of operations.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)

Item 5.	Other Information
     At the Annual Meeting of Shareholders held on July 15, 2010, three Directors were elected by the shareholders subject to regulatory approval. As reported in the Form 8-K that Bankshares filed with the SEC on July 21, 2010, Mr. Douglas W. McMinn was elected by the shareholders to serve as a class C director; Mr. D. Mark Lowers was elected by the shareholders to serve as a class A director; and Mr. J. Eric Wagoner was elected by the shareholders to serve as a class A director. Bankshares received notice of no regulatory objection to their service on October 14, 2010, and Messrs. McMinn, Lowers and Wagoner officially began serving as directors of Bankshares and the Bank on that day.
Item 6. Exhibits

2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

2.4	Stock Purchase Agreement between Alliance Bank Corporation, as the seller, and Thomas P. Danaher and Oswald H. Skewes, as the purchasers, dated as of December 29, 2009 (incorporated by reference to Exhibit 2.4 to Form 10-K filed May 28, 2010).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).

10.14	Employment Agreement between Alliance Bank Corporation and George F. Cave dated as of October 22, 2010.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

November 15, 2010	/s/ William E. Doyle, Jr.
Date	William E. Doyle, Jr.
President & Chief Executive Officer (principal executive officer)

November 15, 2010	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer (principal financial and accounting officer)