Form 10-K
period 2010-12-31
ALLIANCE BANKSHARES CORP
filed 2011-03-31
CIK 1181001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

(703) 814-7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $4.00 par value per share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Alliance Bankshares Corporation common stock held by non-affiliates as of June 30, 2010 was $12,854,316 based on the closing sale price of $2.69 per common share.

The number of shares of common stock outstanding as of March 28, 2011 was 5,108,219.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) are incorporated by reference into Part III of this report.

PART I.

Item 1.	Business

GENERAL

Alliance Bankshares Corporation (Bankshares or Company) is a single-bank holding company that was incorporated under Virginia law in 2002. Bankshares conducts substantially all of its operations through its subsidiaries. Our banking subsidiary, Alliance Bank Corporation (the Bank or Bank) is state-chartered in Virginia and is a member of the Federal Reserve System. In addition to the Bank, Bankshares has another subsidiary, Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust that was formed in connection with the issuance of trust preferred capital securities in June of 2003.

The Bank is a state-chartered commercial bank that was incorporated in Virginia and opened for business on November 16, 1998 and has continuously offered banking products and services to surrounding communities since that date. The Bank has six full service banking facilities. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in the greater Washington, D.C. Metropolitan region. We use the internet to offer online account access, bill payment and commercial cash management. In addition, certain loan and deposit products may be offered from time to time on our website, as well as at our numerous physical locations. Currently, the Bank executes its business via two key business lines: Commercial Banking and Retail Banking. The business unit formerly known as Private Client Services is now referred to as Title and Escrow Services and is part the of Commercial Banking business line.

In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originated residential mortgages for subsequent sale. AHF did not maintain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced it would no longer offer mortgage banking operations via AHF. AHF remains a subsidiary of the Bank but is inactive. Alliance Bank Mortgage Division (ABMD) was created in 2007 as a division within the Bank. From time to time, ABMD offered mortgage banking products and services to Bank clients and some additional third party clients. In early 2010, ABMD had minimal operational activity. As of December 31, 2010, this division within the Bank was inactive.

On November 15, 2005, the Bank formed Alliance Insurance Agency (AIA) through the acquisition of Danaher Insurance Agency. AIA was a wholly-owned subsidiary of the Bank and sold a wide array of insurance and financial products. In 2006 and 2007, AIA acquired two additional insurance agencies. The combined AIA operations offered insurance products in the Alliance trade area. On December 29, 2009, the Bank sold AIA and no longer offers insurance products. The effects of the discontinued business operation are shown separately in the consolidated financial statements.

EMPLOYEES

As of December 31, 2010, Bankshares and its subsidiaries had a total of 62 full-time employees. Bankshares considers relations with its employees to be reasonable and effective. None of our employees are covered by any collective bargaining agreements.

COMPETITION

Bankshares faces significant competition for loans and deposits including title and escrow deposits. Competition comes from other commercial banks, savings and loan associations, savings banks, mortgage bankers, broker/dealers, investment advisors and other institutions. We emphasize specialized customer service and advanced technology, establishing long-term customer relationships and building customer loyalty by providing products and services designed to address the specific needs of our customers.

The severe economic downturn experienced over the past few years has increased the competition to attract valuable clients. In addition, the changing complexion of local community banks and migration of bankers within the region is creating greater competitive pressure on the Bank. Our customer service team, relationship managers and senior bankers remain focused on delivering high touch, high quality service along with competitive products to meet or exceed the needs of our clients within our targeted market niches.

It is possible that current and future governmental regulatory and economic initiatives could further impact the competitive landscape in the Bank’s markets. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot foresee how federal regulation of financial institutions may change in the future.

Lending Activities

Credit Risk Management.  Our credit management vision is based on the belief that a sound shared credit culture within the Bank, the application of well-designed policies and procedures, and a long term view are the ingredients that will result in superior asset quality and consistent and acceptable growth. Our business model contains key assumptions that superior asset quality and consistent, acceptable profitability are significant drivers to maximizing shareholder value. We will not sacrifice asset quality to meet growth objectives, nor permit opportunities to lead to concentrations of risk that are inappropriate or contain excessive risk. The economic slowdown that developed into a deep recession has had a negative impact on our short term performance. As positive economic and business factors emerge, we still remain true to our core business values and maintain a diligent focus on asset quality. We employ a number of business processes to manage risk in our loan portfolio. These include the loan underwriting and approval process, our exposure management process, loan management and the independent loan review. While no set of processes or procedures can eliminate the possibility of loss, we believe that each of these processes contributes to the quality of our risk management activities.

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

We utilize both a signature system and a committee system for approving loans. Relationship managers are given credit authority commensurate with their experience and demonstrated knowledge and ability. The maximum individual authority of any relationship manager is $250,000. Loans from $250,000 to $1.0 million require an approval or a second signature of the Director of Commercial Banking, Chief Credit Officer, or President.

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

Exposure Management Process.  We utilize a 10-point rating system for our commercial and real estate credit exposures. The vast majority of our loans falls into the middle range of risk ratings and carry what we consider to be ordinary and manageable business risk. A risk rating is assigned during the underwriting process and is confirmed through the approval process. This risk rating influences our decision about the overall acceptability of the loan given our overall portfolio risk and also may influence our decision regarding the sale of a participation in the loan. As part of the systematic evaluation of our loan portfolio, when a loan risk rating increases to a 7 or above (special mention, substandard, doubtful or loss) it is considered for impairment analysis. As part of this process, our credit management team also prepares an analysis of all loans determined to be impaired. The watch list, impaired loans, nonaccrual loans and Other Real Estate Owned (OREO) inventory is presented to our Directors at our monthly Board meetings.

Portfolio diversification and business strategy are key components of our process. On a monthly basis, our Board reviews the total portfolio by lending type. Exposure ranges are established at least annually and are reviewed monthly as a percentage of risk-based capital for each lending type. Business strategies are considered and adjusted based on current portfolio amounts and our perceptions of the market. A number of factors are considered which result in strategies to expand, attract, maintain, shrink or disengage categories within our portfolio. At the present time, our business plan continues to call for shrinking our exposure to certain construction categories and land loans. In addition, we evaluated the risk profile of certain of our residential real estate categories, in particular Home Equity or HELOC products, and determined more restrictive underwriting standards remain appropriate.

The Board-approved exposure ranges developed by us reflect our desire to build an appropriately diversified loan portfolio. We consider market opportunities, the overall risk in our existing loans, and our expectations for future economic conditions and how they together may impact our portfolio. We then establish guidelines for what we believe are appropriate amounts in each category of loans. The guidelines are reviewed frequently for changing market conditions and the desire to adjust the Bank’s risk profile.

The Board of Governors of the Federal Reserve System (the Federal Reserve) has published commercial real estate guidelines for all institutions that are a function of regulatory capital. The guidelines are commonly referred to as the 100% / 300% guidelines. These guidelines call for enhanced management and risk controls for real estate lending when exposures are in excess of the suggested regulatory guidelines. Our current exposure ranges have been established with reference to these guidelines relating to commercial real estate lending, as well as our view of real estate related lending in the current economic environment.

Participations are also a part of our risk exposure management process. We seek participants even for loans that we find acceptable and within our policy guidelines in order to spread the risk and maintain the capacity to handle future requests from the same borrower. From time to time, we may also purchase participations from institutions we believe share our commitment to strong underwriting standards. In general, management will attempt to operate the Bank as a net seller of loan participations.

Loan Management.  Commercial and real estate loans require a high degree of attention to monitor changes in cash flows and collateral values. The primary responsibility for ensuring that loans are being handled in accordance with their terms and conditions rests with the relationship manager, supported by a credit analysis department and a loan operations group. We obtain and review regular financial reports from our borrowers to evaluate operating performance and identify early warning signs of increasing risk. Our culture encourages the early reporting of problems so that they can be addressed in a timely and manageable manner. Identification of increased risk results in an increased risk rating, more frequent management review and possible remediation to include requiring additional collateral or identification of alternate sources of repayment. When feasible, we also seek to increase the interest rates to reflect the higher risk and provide an incentive for borrowers to explore all alternative financing sources. Adversely rated credits are reviewed monthly with the Bank’s Board of Directors.

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

Starting in late 2007, we undertook a variety of real estate lending studies. These studies focused on products and loan types that appear to have caused risk within our lending portfolio as well as certain loan types that we view as having higher degrees of risk in the current economic environment. The results of the studies have led to elimination of certain loan products such as higher loan-to-value (or LTV) HELOC loans, tighter lending standards and a change in our credit risk appetite for certain lending products.

We continue to perform these types of studies as we see micro and macro trends that we believe could adversely impact our loan portfolio. In addition, we periodically perform deeper analysis of certain segments of the loan portfolio. The information is used by management to assess the current and expected risk profile of the loan portfolio. As conditions change, we modify our tactical approach to extending credit and consider more strategic changes as necessary. We believe market conditions related to certain real estate lending segments remain challenging and we believe our current lending standards for new loan originations reflect current market conditions.

Independent Loan Review.  At least annually, we employ the services of an independent company to assess our lending operations. The outside review firm evaluates our underwriting processes to ensure that we are performing an appropriate level of due diligence by independently selecting a sample of loans for review. Each loan that is chosen as part of the sample has the bank-assigned risk rating evaluated. The quality of individual loans is evaluated to ensure that we have fairly described the risks inherent in the specific transaction. The review team is directed to evaluate whether we are administering loans in accordance with our policies and procedures. An evaluation is performed on our remediation plan used to identify problem loans. The reviewer evaluates the adequacy of specific reserve allocations on impaired credits and the appropriateness of the process and documentation of our overall allowance for loan losses.

We report the results of the independent loan review activities to the Audit Committee of the Board of Directors and to the Bank’s Board of Directors. We consider any process improvement recommendations from the independent loan review team and address each recommendation with a suggested action plan. We are not aware of any material differences in the evaluation of individual loans between management, the Bank’s Board of Directors and the independent company regarding specific loans, loan policies or credit administration.

Lending Limit.  At December 31, 2010, our legal lending limit for loans to one borrower was $6.4 million. As part of our risk management strategy, we maintain internal “house” limits below our legal lending limit. Our current house limit is 80% of our legal lending limit, or $5.1 million. However, to minimize client concentration risk and transactional risk, we prefer not to extend credit beyond the $2.0 million to $3.0 million dollar range. When we receive customer requests in excess of our house or legal lending limit, we evaluate the credit risk under our normal guidelines. Incremental loans amounts exceeding house policy or legal lending limits of approved transactions are sold as participations and funded by other banks. This practice allows us to serve our clients’ business needs as they arise and reduces our risk exposure and operate within the regulatory requirements.

COMMERCIAL BANKING LINE OF BUSINESS

We categorize our loans into five general classifications: Commercial Real Estate, Real Estate Construction, Residential Real Estate, Commercial Business and Consumer. Further segmentation of each classification by collateral type is included in our internal management reports and in information provided to the Board of Directors on a monthly basis.

Loan Portfolio.  As part of our normal business activities, we are engaged in making loans to a broad range of customers, including small businesses and middle market companies, professionals, home builders, commercial real estate developers, commercial real estate investors, consumers and others in our market area. We generally define our market area as Northern Virginia and the surrounding jurisdictions in the Washington, D.C. metropolitan area (including areas as far south as Fredericksburg, Virginia). The loan portfolio decreased 7.5% during 2010 as management continued to reduce construction and land related lending, adversely risk rated credits and our residential subordinate lending exposures (both HELOC and closed-end second trust loans) as circumstances allowed. Our loan portfolio balance at December 31, 2010 was $332.3 million compared to $359.4 million at December 31, 2009.

Commercial Real Estate Lending.  As of December 31, 2010, commercial real estate loans were $146.2 million or 44.0% of the loan portfolio, compared to $153.3 million or 42.7% of the portfolio as of December 31, 2009. The decreased loan volume reflects the effect of the current economic environment evidenced by the lack of customer demand in the commercial real estate market in the greater Washington, D.C. metropolitan area. In addition, substantially all loans require regular monthly amortization of principal, resulting in a natural reduction in the portfolio. These loans are typically secured by first trusts on office, retail, warehouse, commercial condominiums or industrial space. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) and loans for income producing properties held by investors.

In the case of owner-occupied loans, the Bank is usually the primary provider of financial services for the company and/or the principals. This allows us to further monitor the quality of the ongoing cash flow available to service the loans. While these loans are real estate secured, we believe that, as a portfolio, these loans are less subject to the normal real estate cycles because the underlying businesses are owned by the borrowers who will not seek alternative rental space in times of market over-supply.

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

Real Estate Construction Lending.  The real estate construction portfolio was $43.0 million or 13% of the portfolio as of December 31, 2010, down slightly from the $50.1 million, or 14%, as of December 31, 2009. This category consists of three distinct product offerings: loans for the acquisition, development and construction of commercial properties; loans for the acquisition, development and construction of residential properties; and construction loans to individuals for their own primary residences or second homes.

Our commercial construction segment generally contains projects where we expect to make a long term commercial mortgage loan upon successful completion of the project. We also have customers who build commercial condominium units which will be sold to smaller end users. These end loans are also attractive to us as they can lead to full service relationships with small business owners. Demand for the financing of new projects has been extremely limited over the past two years as developers have delayed or cancelled projects due to market uncertainties. Our underwriting requirements in the current market include substantial pre-leasing or pre-sales, higher levels of equity and more substantial borrower liquidity levels.

After substantial decreases in 2008 and 2009, we experienced a slight increase in our residential construction portfolio during 2010. Residential home builders who are delivering 1 to 10 single family units per year have been one of our primary customer segments. We advance money for the purchase of lots and also provide funds for construction. When practical, we limit the number of speculative units that a builder can finance at any particular time. Our construction loan monitoring process includes a complete appraisal, periodic site inspections by a third party, regular interaction by the relationship managers and administrative oversight of the funds utilized in construction to ensure that construction is progressing as planned and that there are always sufficient funds available in the loan to complete the project. In addition to evaluating the financial capacity of the borrower, we also require equity in each transaction that puts us in a range of 70-75% loan-to-value on an “as completed” basis. Substantially all the loans in this category carry a floating rate of interest tied to the Wall Street Journal (WSJ) prime rate with appropriate minimum contractual rates.

The smallest segment of residential construction loans are to borrowers who have engaged a contractor to build their primary residence. These loans are underwritten against stringent lending standards, requiring meaningful cash equity, strong income resulting in conservative debt-to income ratios, and impeccable credit standing. We further require that the borrower engage a qualified contractor to complete the project. While we expect that repayment will likely come from subsequent financing obtained in the traditional mortgage markets, we underwrite these loans assuming we will convert the loan into a portfolio mortgage. We manage the loan during the construction period essentially the same as if the borrower was a builder.

Residential Real Estate Lending.  The residential real estate portfolio was $110.9 million or 33.4% of the portfolio as of December 31, 2010, up slightly from $110.4 million or 30.7% of the portfolio as of December 31, 2009. This category consists of five distinct product offerings: open end home equity loans, which are loans secured by secondary financing on residential real estate (HELOCs); closed end amortizing second mortgages; bridge loans to commercial entities who acquire and remodel properties; first mortgage loans secured by 1-4 family properties held as income or investment properties; and portfolio first mortgage loans on primary or secondary 1-4 family residences.

The Bank has been an active HELOC lender since its inception. This historically attractive portfolio has experienced some challenges since 2008 as a result of a combination of factors: loss of value in the property securing the loans, a lack of marketability of residential properties, and the impact of loss of income/employment of individuals in our market. We have adjusted and tightened our underwriting standards on new credits to limit loan-to-value ratios to 75% or less and to require higher credit scores and more appropriate debt service ratios. Substantially all of these loans are priced at or above the WSJ prime rate and float on a daily basis. Originations subsequent to January 2008 often carry interest rate floors. While our loans generally have a revolving period of 15 years followed by a 15 year amortization (30 years total), our experience is that, similar to first mortgages, the actual expected maturity of an individual loan is much shorter.

The HELOC portfolio was a source of losses over the past few years. We had, and continue to have, a number of customers whose personal incomes were directly impacted by the significant downturn in the economy and residential real estate market. We cannot predict when this cycle will change. However, we believe our active risk management analysis and early intervention will minimize our future losses.

Our closed-end second trust portfolio results primarily from the conversion of existing HELOCs. This generally involves eliminating any unused availability, fixing the interest rate at current market rates for similar credits, and amortizing the unpaid balance over 15 to 30 years based on the borrower’s capacity to service the debt. We believe our current underwriting standards are conservative and reflect the realities of today’s current real estate market.

We have a group of customers who are active in the acquisition and remodeling of existing 1-4 family residential properties. These “bridge” loans, secured by first deeds of trust, are generally made under annually reviewed lines of credit which outline the terms and conditions of each individual advance. Each advance generally has a maturity of less than 1 year and carries a floating rate of interest tied to the WSJ prime rate with contractual minimum rates and transaction fees. Advance rates are based on the lower of cost or “as is” market value and are generally limited to 80% or less of the appraised value. Our customers buy these properties in the ordinary course of their business either directly from owners or as part of a foreclosure process. They then invest their own money to restore the property to a fully marketable condition. These loans in many respects are similar to regular residential construction loans but without some of the related risks.

We also have clients who invest in 1-4 family properties for rental income purposes. Loans that support these investment activities are underwritten based on appropriate loan-to-value ratios, identified cash flows and assignment of rents, as well as the financial capacity of the sponsors. Loans in this category generally carry rates which re-set every 3 to 5 years and require monthly amortization.

The final group in this category is loans secured by first trusts on 1-4 family primary residences. While we do not actively market this product, there are times when business circumstances justify making such a loan for our regular portfolio. These situations include loans to individuals who for one reason or another do not find mortgage products in the market to fit their needs and who maintain substantial non-lending relationships with us that make these loans attractive to us. The maximum loan-to-value ratio in these loans is generally 80%, with most at lower advance rates. These loans either have an expected maturity of 5 years or less or carry interest rates that adjust with Treasury rates. Loans in this category are generally amortized over 30 years or less.

Commercial Business Lending.  Our commercial business lending category consists of general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. These loans are written for any sound business purpose including the financing of business equipment, meeting general working capital needs, or supporting business expansion. Commercial loans generally are secured by business assets, carry the personal guarantees of the principals and have either floating rates tied to the WSJ prime rate or are fixed for 3 to 7 year periods. Our customers come from a wide variety of businesses, including government contractors, professional services, building trades and retail. Commercial business loans represented 8.3% of the loan portfolio or $27.5 million at December 31, 2010, a decrease from $40.6 million at December 31, 2009, which was 11.3%

of the portfolio. The major factor in the decline is the very severe economic recession that continues to impact the local economy. We experienced lower borrowings by commercial customers who were also affected by the economic conditions leading to a general contraction in their needs for credit. In the long-term, we expect growth in this loan category as the economy improves.

Consumer Lending.  This category constitutes the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of December 31, 2010 was $4.7 million compared to $4.9 million as of December 31, 2009.

Traditional Mortgage Banking.  In December 2006, we made the strategic decision to exit our stand alone mortgage banking operation (AHF). In 2009 and 2008, we offered mortgage banking products through a small team of Bank employees that formed the Alliance Bank Mortgage Division (ABMD). In early 2010, we made the decision to eliminate the ABMD mortgage staffing. In 2010, we had minor level of income which was related to selling the remaining loans that had been originated by ABMD. ABMD remains inactive as of December 31, 2010.

COMMERCIAL BANKING LINE OF BUSINESS

Deposit Activities and Other Services.  Deposits and repurchase agreements are the key sources of our funding. We offer a broad array of deposit products that include demand, NOW, money market, savings accounts and certificates of deposit. In addition to deposit products, we offer customer repurchase agreements (repos). We typically see repos used by commercial business customers as part of active cash management programs. We pay competitive interest rates on the interest bearing deposits to garner our share of the market. As a relationship-oriented bank, we also seek to obtain deposit relationships with our loan clients.

Our strategic plan is to continue our focus on specialized customer services executed via the Title and Escrow Services Department. This department serves entrepreneurs, professionals and small business owners that include title and mortgage loan closing companies, which represent a substantial percentage of our non-interest bearing deposits. Through the use of proprietary software, enhanced customer service, and a package of electronic banking tools, we are able to deliver an array of services that are very attractive and affordable for title insurance agencies, many of which maintain significant account balances with us. Our business strategy includes expanding the number of customers in this market segment by continuing to provide the highest quality customer service and the latest technology devoted to this industry. This remains a highly competitive sector of the market.

In 2008, in order to leverage our strategic approach to client deposit services, we created a framework of products to enter the community homeowners’ association management (HOA) arena. Since our entry into this market segment, we have been working with clients to establish products and services that meet the market need. At this point in time this deposit business line is still developing as a funding source for the Company.

We have traditionally offered investment and wealth management products to our clients. In mid-2010, we assessed our product offerings, delivery channel and market penetration. The review indicated certain resources should be reallocated more effectively within the Company. Consequently, in late third quarter of 2010, we transitioned these investment and wealth management clients to another unaffiliated wealth management company.

WHOLESALE FUNDING

As our overall asset liability management process dictates, we may become more or less competitive in our deposit terms and interest rate structure. Consequently, we may use brokered deposits to augment the Bank’s funding position. The wholesale nature of brokered deposits makes gathering specific quantities or duration of deposits an efficient process. In 2008, as the real estate economy declined and we experienced outflows of non-interest bearing deposits, we used wholesale or brokered deposits to supplement our overall funding position. We continue to utilize brokered deposits to extend the duration of liabilities as part of our asset liability management strategies. We are a member of the Federal Home Loan Bank of Atlanta (FHLB) and we utilize the short-term and long-term advances as part of our funding strategy.

RETAIL BANKING LINE OF BUSINESS

We offer traditional retail loan and deposit products for our clients via our six bank business center locations: Fair Lakes, Annandale, the city of Manassas Park, Reston, Ballston and Tyson’s Corner. The locations have the characteristics of a traditional retail branch, (e.g. tellers, ATM, customer service representative and a branch manager), and we view the retail operation as a tool to execute our core commercial and business strategies. In 2010, we migrated our commercial and real estate relationship managers to offices within the branch network. This action was designed to fully support the market trade areas and our tactical approach to business development.

We recognize the cost to develop and implement a large retail presence; therefore, our business strategy calls for a limited number of strategically placed business centers in the greater Washington, D.C. metropolitan area.

FDIC Insurance of Deposit Accounts

The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to the limits set forth under applicable law. For additional information regarding federal deposit insurance, please see our discussion in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Supervision and Regulation — Insurance of Accounts, Assessments and Regulation by the FDIC.”

DISCONTINUED OPERATIONS — INSURANCE AGENCIES

AIA was formed on November 15, 2005 with the acquisition of Danaher Insurance Agency. AIA acquired two wholly owned subsidiaries subsequent to its formation: on December 14, 2006, Alliance/Battlefield Insurance Agency, LLC (Battlefield), and on April 5, 2007, the Fredericksburg Insurance Group (FIG). On December 29, 2009, the Bank entered into and closed on a Stock Purchase Agreement to sell AIA. As of the closing date, the Bank is no longer involved in the sale of insurance related products.

SUPERVISION AND REGULATION

General

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly describes the more significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions on Bankshares and the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and affect Bankshares’ and the Bank’s operations.

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

When enacted in 2002, Section 404(a) of the SOX Act required public companies to include in their annual reports on Form 10-K an assessment from management of the effectiveness of the company’s internal control over financial reporting, and Section 404(b) of the SOX Act required the company’s auditor to attest to and report on management’s assessment. From 2002 through 2010, the SEC had delayed implementation of Section 404(b) of the SOX Act for public companies with a public float below $75 million (i.e. companies that are smaller reporting companies or non-accelerated filers). In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) permanently exempted smaller reporting companies and non-accelerated filers from

Section 404(b) of the SOX Act, and the SEC made conforming amendments to certain of its rules and forms in September 2010.

Our management’s report on internal control over financial reporting is contained in Item 9A herein. Bankshares has expended considerable time and money in complying with the SOX Act and expects to continue to incur additional expenses in the future.

Bank Holding Company Act

As a bank holding company, Bankshares is subject to regulation under the Bank Holding Company Act of 1956, as amended (the BHCA), and the examination and reporting requirements of the Board of Governors of the Federal Reserve. As a state-chartered commercial bank, the Bank and its subsidiaries are also subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions (the Bureau) and regulation, supervision and examination by the Federal Reserve.

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

Federal law and regulatory policy impose a number of obligations and restrictions on bank holding companies and their depository institution subsidiaries to reduce potential loss exposure to the depositors and to the Federal Deposit Insurance Corporation (the FDIC) insurance funds. For example, a bank holding company must commit resources to support its subsidiary depository institutions. In addition, insured depository institutions under common control must reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (DIF) as a result of the default of a commonly controlled insured depository institution. The FDIC may decline to enforce the provisions if it determines that a waiver is in the best interest of the DIF. An FDIC claim for damage is superior to claims of stockholders of an insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt, other than affiliates, of the commonly controlled insured depository institution.

The Federal Deposit Insurance Act (the FDIA) provides that amounts received from the liquidation or other resolution of any insured depository institution must be distributed, after payment of secured claims, to pay the deposit liabilities of the institution before payment of any other general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders if a receiver is appointed to distribute the assets of the Bank.

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

Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, Bankshares and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4%. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. At December 31, 2010, the total capital to risk-weighted asset ratio of Bankshares was 12.9% and the ratio of the Bank was 12.8%. At December 31, 2010, the Tier 1 capital to risk-weighted asset ratio was 11.6% for Bankshares and 11.5% for the Bank.

In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4.0% for banks and bank holding companies. At December 31, 2010, the Tier l leverage ratio was 7.5 percent for Bankshares and 7.4% for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

In December 2010, the Basel Committee on Banking Supervision (the Basel Committee) released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2014 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (CET1), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a

CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.

•	4.5% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions.

Accordingly, the regulations ultimately applicable to Bankshares may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bankshares’ net income and return on equity.

Payment of Dividends

As a bank holding company, Bankshares is a separate legal entity from the Bank. Virtually all of Bankshares’ income results from dividends paid to it by the Bank. Both Bankshares and the Bank are subject to laws and regulations that limit the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial position. In addition, the Federal Deposit Insurance Act prohibits insured depository institutions such as the Bank from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute.

The Dodd-Frank Act

On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the Dodd-Frank Act) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•	Centralize significant aspects of consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to Bankshares by the Federal Reserve and to the Bank by the FDIC.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies

•	Require bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF and increase the floor of the size of the DIF.

•	Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Require large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.

•	Require loan originators to retain 5 percent of any loan sold or securitized, unless it is a “qualified residential mortgage”, which must still be defined by the regulators. FHA, VA and Rural Housing Service loans are specifically exempted from the risk retention requirements.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.

•	Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on Bankshares, its subsidiaries, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees are likely to increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of Bankshares and the Bank could require Bankshares and the Bank to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Incentive Compensation

In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC issued a comprehensive final guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Bankshares, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Prompt Corrective Action

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” under the risk-based and leverage capital guidelines discussed above. These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2010, Bankshares was considered “well capitalized.”

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

The cumulative effect of the GLB Act and other recent bank legislation has caused us to strengthen our staff to handle the procedures required by this additional regulation. The increased staff and operational costs have impacted the Bank and Bankshares’ profitability.

Regulation of Alliance Bank

The Bank is a Virginia chartered commercial bank and a member of the Federal Reserve System. Its deposit accounts are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the maximum legal limits of the FDIC and it is subject to regulation, supervision and regular examination by the Bureau and the Federal Reserve. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends, location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

Insurance of Accounts, Assessments and Regulation by the FDIC

The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. The FDIC amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (FDIRA). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, for calendar year 2008, assessments ranged from five to 43 basis points of each institution’s deposit assessment base. Due to losses incurred by the DIF in 2008 from failed institutions, and anticipated future losses, the FDIC adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC made further refinements to its risk-based assessment that became effective April 1, 2009, and effectively made the range seven to 77.5 basis points. The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

The Emergency Economic Stabilization Act of 2008 temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation originally provided that the basic deposit insurance limit would return to $100,000 after December 31, 2009. The legislation did not change coverage for retirement accounts, which continues to be $250,000. In July 2010, the Dodd-Frank Act made permanent the $250,000 limit for federal deposit insurance.

In November 2008, the FDIC adopted a final rule implementing the Temporary Liquidity Guarantee Program (TLGP) because of disruptions in the credit markets, particularly the interbank lending market, which reduced banks’ liquidity and impaired their ability to lend. The goal of the TLGP is to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize. The TLGP is industry funded and does not rely on the DIF to achieve its goals. The TLGP consists of two components: a temporary guarantee of certain newly-issued senior unsecured debt (the Debt Guarantee Program) and a temporary unlimited guarantee of funds in noninterest-bearing transaction accounts at FDIC-insured institutions (the Transaction Account Guarantee Program). The Bank is participating in both of these programs and will be required to pay assessments associated with the TLGP as follows:

•	Under the Debt Guarantee Program, all newly-issued senior unsecured debt (as defined in the regulation) will be charged an annualized assessment of up to 100 basis points (depending on debt term) on the amount of debt issued, and calculated through the earlier of the maturity date of that debt or December 31, 2012 (extended by subsequent amendment from June 30, 2012). Bankshares has thus far issued no such senior unsecured debt and has incurred no assessments under the Debt Guarantee Program.

•	Under the Transaction Account Guarantee Program, amounts exceeding the existing deposit insurance limit of $250,000 in any noninterest-bearing transaction accounts (as defined in the regulation) will be assessed an annualized 10 basis points collected quarterly for coverage through December 31, 2010 (extended twice from December 31, 2009 and June 30, 2010, respectively). The Bank has customer accounts that qualify for this coverage and continued its participation until December 31, 2010. The Bank incurred assessment charges from November 13, 2008 until the program’s conclusion at December 31, 2010.

In May 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The assessment was part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system. The Bank was assessed $299,000, all of which was expensed in 2009.

In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a five percent annual growth in deposits each year. While the FDIC plan would maintain current assessment rates through 2010, effective January 1, 2011, the rates would increase by three basis points across the board. The FDIC has elected to forgo this increase under a new DIF restoration plan adopted in October 2010 as discussed below. On December 30, 2009, the Bank prepaid $5.4 million of FDIC assessments.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010 and January 2011, the FDIC issued final rules to implement provisions of the Dodd-Frank Act and other federal legislation that provide for temporary unlimited coverage for noninterest-bearing transaction accounts beginning January 1, 2011 and continuing through December 2012. For purposes of this extension, the definition of noninterest-bearing transaction accounts excludes negotiable order of withdraw consumer checking accounts (NOW accounts) but includes Interest on Lawyer Trust Accounts (IOLTAs). The extended program is not optional and will no longer be funded by separate premiums.

In February 2011, the FDIC approved a final rule that changes the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15% and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%.

Monetary and Fiscal Policy Effects on Interest Rates

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by the Bank on its deposits and its other borrowings and the interest received by it on loans extended to its customers and securities held in its trading or investment portfolios, constitute the major portion of the Bank’s earnings. Thus, our earnings and growth are subjected to the influence of economic conditions both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies, and their potential impact on the Bank and Bankshares, cannot be predicted.

Interstate Banking and Branching

The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Riegle-Neal Act) or by adopting a law after the date of enactment of the Riegle-Neal Act and prior to

June 1, 1997, that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

All banks located in Virginia are authorized to branch statewide. Accordingly, a bank located anywhere in Virginia has the ability, subject to regulatory approval, to establish branch facilities near any of our facilities and within the Bank’s market area. Applicable Virginia statutes permit regulatory authorities to approve de novo branching in Virginia by institutions located in states that would permit Virginia institutions to branch on a de novo basis into those states. Prior to the enactment of the Dodd-Frank Act, national and state-chartered banks were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. However, interstate branching is now permitted for all national and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch, thus effectively giving out of state banks parity with in state banks with respect to de novo branching.

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

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Section 23A(a) limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (b) requires that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, asset repurchase agreements and similar other types of transactions. Section 23B applies to “covered transactions” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same, or at least as favorable, to the bank as those provided to nonaffiliates.

Community Reinvestment Act (CRA)

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

The Bank received a satisfactory CRA rating from the Federal Reserve Bank of Richmond following the Bank’s last CRA compliance review. An institution classified in this group has a satisfactory record of ascertaining and helping to meet the credit needs of its entire delineated community, including low- and moderate-income neighborhoods, in a manner consistent with its resources and capabilities.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholder of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, an executive officer or to a principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit. For purposes of Section 22 of the Federal Reserve Act, the Dodd-Frank Act has included in the concept of “loans to an insider” other extensions of credit including repurchase agreements, derivative transactions, and securities lending or borrowing transactions. Loans in the aggregate to insiders of the related interest as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and with underwriting standards that are substantially the same as those offered in comparable transactions to other persons. Further, section 402 of the Sarbanes-Oxley Act of 2002, with certain exceptions; prohibit loans to directors and executive officers.

Other Regulations

Bankshares maintains a compliance department to ensure it is in compliance with consumer protection laws and regulations.

Bank Secrecy Act (BSA).  Under the Bank Secrecy Act, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and /or which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.

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

Interagency Appraisal and Evaluation Guidelines.  In December 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC, jointly with other federal regulatory agencies, issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updates guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. The guidance incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. The guidance also requires institutions to use strong internal controls to ensure reliable appraisals and evaluations and to monitor and periodically update valuations of collateral for existing real estate loans and transactions.

Future Regulatory Uncertainty

Legislative Initiatives.  From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such initiatives may change banking statutes and the operating environment for Bankshares and the Bank in substantial and unpredictable ways. It is difficult to determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of our operations or the operations of Bankshares or the Bank. A change in statute, regulations or regulatory policies applicable to us or the Bank could have a material effect on the financial condition, results of operations or business of Bankshares and the Bank.

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

If the value of real estate in our market areas was to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.  As of December 31, 2010, a significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or 1-4 family residential properties. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, which we have seen and continue to experience, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market in Virginia and our market area maintain its downward turn. Continued weakness of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values decline further, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

If we need additional capital in the future to achieve or maintain our targeted regulatory capital levels, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock. Our business strategy calls for balance sheet repositioning and loan growth while maintaining an adequate capital buffer above the “well capitalized” status. If our balance sheet composition and risk profile changes, we may need to expand the acceptable range of the capital buffer above our current targeted levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts needed or on terms satisfactory to us or to our shareholders.

The Basel III capital requirements may require us to maintain higher levels of capital, which could reduce our profitability.  The recent adoption of Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support our business risk profile prior to final implementation of the Basel III standards. If Bankshares and the Bank are required to maintain higher levels of capital, Bankshares and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to Bankshares and the Bank and adversely impact our financial condition and results of operations.

We have been effective in a specific market niche, which creates an industry concentration.  We have made a special effort to obtain deposits from title and mortgage loan closing companies. These are monies held for short periods of time by title and mortgage loan closing companies pending the disbursement of funds in mortgage loan or mortgage loan refinancing transactions. The balances on deposit with us from these depositors tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits, which creates a real estate industry concentration. These deposits are subject to seasonal and cyclical market fluctuations and are particularly sensitive to slower real estate markets. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. The attractive nature of this deposit base or market niche has generated substantial banking competition for this type of client. Because of this industry concentration in our deposits, we are exposed to liquidity and concentration risks attendant to changes in real estate markets, which could adversely impact our overall performance.

We depend on the services of key personnel, and a loss of any of those personnel could disrupt our operations and result in reduced earnings.  We are a customer focused and relationship driven organization. Our growth and success has been in large part driven by the personal customer relationships maintained by our executives. Although we have entered into employment contracts with our executive officers, we cannot offer any assurance that they and other key employees will remain employed by us. The recent departure of a senior executive responsible for the title and escrow line of business could have an impact on the Bank’s key business lines if customers and accounts with which the senior executive maintained close relationships were to end their business relationships with the Company in the future. The loss of services of key employees or client relationship managers could reduce the number of quality accounts maintained at the Bank, which could have a material adverse effect on our operations and possibly result in reduced revenues and earnings.

The success of our future recruiting and employee retention efforts will impact our ability to execute our business strategy.  Our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult in a competitive labor market. In light of the presently competitive labor market, we cannot assure you that we will be successful in attracting, hiring, motivating or retaining qualified and high-performing, experienced banking professionals. In addition, we are deploying resources to attract additional relationship officers and staff personnel, but cannot guarantee that this investment of money and management time will be successful. The success of our recruiting efforts may impact our ability to execute our business strategy and our future profitability.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows.  Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital and other general corporate purposes. An inability to raise funds through deposits, borrowing, and securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity. We do not anticipate that our retail and commercial deposits will be fully sufficient to meet our funding needs in the foreseeable future. We therefore rely on deposits obtained through intermediaries, FHLB advances, securities sold under agreements to repurchase and other wholesale funding sources to obtain the funds necessary to implement our growth strategy.

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

Difficult market conditions have adversely affected our industry.  Dramatic declines in the housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-

employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressures on consumers and lack of confidence in the financial markets have adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.  The Northern Virginia and the greater Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is therefore a highly competitive banking market. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment. We compete for loans, deposits, and investment dollars with numerous large, regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, and private lenders. Many competitors offer products and services we do not offer and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, some competitors may be able to price loans and deposits more aggressively than we do. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered banks, national banks and federal savings institutions. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

The Dodd-Frank Act could increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies.  A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company. The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, are given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the final implementing rules and regulations. Accordingly, it remains too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

Among the Dodd-Frank Act’s significant regulatory changes, the Dodd-Frank Act creates a new financial consumer protection agency that could impose new regulations on us and include its examiners in our routine regulatory examinations conducted by the FDIC, which could increase our regulatory compliance burden and costs and restrict the financial products and services we can offer to our customers. This agency, named the Consumer Financial Protection Bureau, may reshape the consumer financial laws through rulemaking and enforcement of the Dodd-Frank Act’s prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of financial institutions offering consumer financial products or services, including the Company. This agency’s broad rulemaking authority includes identifying practices or acts that are unfair, deceptive or abusive in connection with any consumer financial transaction or consumer financial product or service. Although the Consumer Financial Protection Bureau has jurisdiction over banks with $10 billion or greater in assets, rules, regulations and policies issued by the Bureau may also apply to the Company or its subsidiaries by virtue of the adoption of such policies and best practices by the Federal Reserve and FDIC. The costs and limitations related to this additional regulatory agency and the limitations and restrictions that will be placed upon the Company with respect to its consumer product and service offerings have yet to be determined. However, these costs, limitations and restrictions may produce significant, material effects on our business, financial condition and results of operations

The Dodd-Frank Act also increases regulatory supervision and examination of bank holding companies and their banking and non-banking subsidiaries, which could increase our regulatory compliance burden and costs and restrict our ability to generate revenues from non-banking operations. The Dodd-Frank Act imposes more stringent capital requirements on bank holding companies, which could limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate hedging transactions.

Trading in our common stock has been relatively inactive. As a result, stockholders may not be able to quickly and easily sell their common stock, particularly in large quantities.  Although our common stock is listed on the NASDAQ Capital Market and a number of broker- dealers offer to make a market in our common stock on a regular basis, the trading volume of our common stock to date has been limited, averaging approximately 2,746 shares per trading day during the year ended December 31, 2010. There can be no assurance that a continuously active and liquid market for our common stock will develop or, even if such a market did develop, could be maintained. As result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price, which would make it difficult for our shareholders to liquidate their investment in our common stock.

Our deposit insurance premiums could be substantially higher in the future, which could have an adverse impact on our financial condition or results of operations.  Market conditions have affected the DIF of the FDIC and reduced the ratio of the insurance reserve to insured deposits. As a result, insured depository institutions may be required to pay significantly higher premiums or additional special assessments. If we are required to pay significantly higher deposit insurance premiums or special assessments, our results of operations and financial condition could be materially adversely impacted.

Under current FDIC regulations, each insured depository institution is subject to a risk-based assessment system and, depending on its assigned risk category, is assessed insurance premiums based on the amount of deposits held. On February 7, 2011, the FDIC adopted final rules that are effective April 1, 2011 to implement changes to the deposit insurance assessment rules that were required by the Dodd-Frank Act. In particular, the definition of an institution’s deposit insurance assessment base will change from total deposits to total assets less tangible equity, and the new initial base assessment rates range from 5 to 35 basis points depending on risk category. As under the current FDIC regulations, following the effectiveness of the FDIC’s new deposit insurance assessment rules, a depository institution with a higher assigned risk category will be assessed insurance premiums based on a higher base assessment rate, and thus will pay higher deposit insurance premiums, than the rates applicable to and premiums paid by a similarly situated depository institution with a lower assigned risk category. If the risk category of the Bank ever declines, the Bank’s base deposit insurance assessment rate could increase. If the Bank’s base deposit insurance assessment rate increases, the Company could be required to pay increased FDIC deposit insurance premiums that could have an adverse impact on our financial condition or results of operations.

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

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance, and capital.  We maintain an investment portfolio that includes, but is not limited to, government sponsored entity securities, mortgage- backed securities and municipal securities. The market value may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in business climate, and a lack of liquidity for resales of certain investment securities. We periodically, but not less than quarterly, evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion on the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

Our adoption of Fair Value Option (FVO) accounting could result in income statement volatility.  In 2007, we adopted the provisions of ASC 820-10 and account for certain assets and liabilities on a fair value basis. Our objective in adopting the accounting standard was to provide the reader of the financial statements a more realistic view of our balance sheet and the market values of investments and wholesale liabilities. If our matching of assets and liabilities is not precisely achieved for business or economic reasons, more income statement volatility may occur.

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

Failure to maintain an effective system of internal control over financial reporting may not allow us to be able to report our financial results on a timely basis with the desired degree of accuracy.  The requirements of Section 404 of the SOX Act and SEC rules and regulations require an annual management report on our internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to report our financial results with the desired degree of accuracy or to prevent fraud.

Item 1B.	Unresolved Staff Comments

Bankshares has no unresolved comments from the SEC staff.

Item 2.	Properties

We typically lease our branch and office locations. Our business model seeks to minimize the level of investment in buildings and facilities; thus we have not purchased any branch, production office or business office locations. In securing space, we are generally responsible for build out costs, furniture and fixtures, computers, telephones and bank-specific equipment such as vaults, alarms and ATMs. In the next three years, four of our branch leases will expire. As part of our routine facilities management process we review the performance of these specific locations and the surrounding branch trade area. The evaluation could lead to relocation of certain branch sites prior to the lease expiration or at the expiration of the lease.

The following table highlights our facilities:

Current Base Lease
Address	Type of Facility	Expiration(1)

14200 Park Meadow Drive Chantilly, Virginia	Corporate Headquarters	July 2016
12735 Shoppes Lane Fairfax, Virginia	Main banking office, Full service branch, ATM	August 2013
11730 Plaza America Drive Reston, Virginia	Full service branch, ATM	August 2012
4501 North Fairfax Drive Arlington, Virginia	Full service branch, ATM	June 2013
8221 Old Courthouse Road Vienna, Virginia	Full service branch, ATM	October 2013
7023 Little River Turnpike Annandale, Virginia	Full service branch, ATM	April 2018
9113 Manassas Drive Manassas Park, Virginia	Full service branch, ATM	April 2019
Cosner’s Corner(2) Fredericksburg, Virginia	Full service branch, ATM Subleasing activities underway	January 2019

(1)	Office leases have one or more renewal options that may be exercised at our discretion subject to terms and conditions outlined in each specific lease. Note 16 of the Notes to Consolidated Financial Statements details the future minimum rental commitments.

(2)	Bankshares has determined that the Fredericksburg branch location does not fit within our current strategic plan. We are attempting to sublease the Cosner’s Corner location.

We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs.

Item 3.	Legal Proceedings

There are no material pending legal proceedings to which Bankshares or any of its subsidiaries is a party or to which the property of Bankshares or any of its subsidiaries is subject to at December 31, 2010. Bankshares previously reported on Bankshares’ Form 8-K filed with the SEC on February 4, 2011, that certain litigation with Frank H. Grace, III, a former executive officer, was resolved in January 2011.

Item 4.	(Removed and Reserved)

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) on the NASDAQ Stock Market System under the symbol ABVA. As of March 21, 2011, we had 5,108,219 shares of common stock issued and outstanding, held by approximately 334 shareholders of record and the closing price of our common stock was $5.08.

The high and low sales prices per share for our common stock for each quarter for the two years ended December 31, 2010, as reported by the NASDAQ Stock Market, are shown in the table below. During these periods, we did not issue any cash dividends.

	2010		2009
Quarter	High	Low	High	Low

First	$3.26	$2.36	$2.90	$1.05
Second	3.30	2.30	3.59	1.90
Third	3.25	2.46	2.99	2.20
Fourth	4.08	2.66	3.94	2.06

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

Issuer Purchases of Equity Securities

No repurchases of equity securities occurred in 2010 or 2009.

Item 6.	Selected Financial Data

	Selected Financial Information
	Year Ended December 31,
	2010		2009		2008		2007		2006
	(Dollars in thousands, except per share data)

Income Statement Data:
Interest income	$26,838		$28,541		$29,077		$38,352		$39,575
Interest expense	7,918		12,609		16,721		20,880		18,522

Net interest income	18,920		15,932		12,356		17,472		21,053
Provision for loan losses	1,753		2,995		4,724		5,824		1,020
Non-interest income (loss)	2,159		2,243		(1,818)		(1,089)		4,409
Non-interest expense	18,277		20,870		20,359		16,130		18,362
Income taxes (benefit)	344		(1,965)		(5,084)		(2,028)		1,967

Income (loss) from continuing operations	705		(3,725)		(9,461)		(3,543)		4,113
Income (loss) from discontinued operations	—		(671)		441		699		366

Net income (loss)	$705		$(4,396)		$(9,020)		$(2,844)		$4,479

Per Share Data and Shares Outstanding Data:(1)
Basic net income (loss)	$0.14		$(0.86)		$(1.77)		$(0.53)		$0.81
Fully diluted net income (loss)	0.14		(0.86)		(1.77)		(0.53)		0.76
Income (loss) continuing operations per common shares, basic	$0.14		$(0.73)		$(1.85)		$(0.69)		$0.74
Income (loss) continuing operations per common shares, diluted	0.14		(0.73)		(1.85)		(0.69)		0.69
Book value at period end	6.60		6.49		7.28		8.96		9.84
Tangible book value at period end	6.60		6.49		6.12		7.71		8.87
Shares outstanding, period end	5,106,819		5,106,819		5,106,819		5,106,819		5,551,477
Average shares outstanding, basic	5,106,819		5,106,819		5,106,819		5,356,187		5,536,771
Average shares outstanding, diluted	5,108,496		5,106,819		5,106,819		5,356,187		5,922,475
Balance Sheet Data:
Total assets	$538,511		$576,335		$572,849		$541,262		$644,371
Total loans, net of unearned discount	332,310		359,380		367,371		398,224		378,676
Allowance for loan loss	5,281		5,619		5,751		6,411		4,377
Total investment securities	135,852		145,031		67,998		20,338		200,819
Total trading securities	2,075		7,460		82,584		84,950		—
Other real estate owned	4,627		7,875		11,749		4,277		—
Total nonperforming assets	8,930		13,495		16,644		24,287		819
Total deposits	406,943		431,908		428,724		365,264		471,333
Stockholders’ equity	33,685		33,134		37,167		45,733		54,637
Performance Ratios:(4)
Return on average assets	0.13%		NM		NM		NM		0.72%
Return on average equity	1.89%		NM		NM		NM		8.75%
Net interest margin(2)	3.79%		2.89%		2.52%		3.22%		3.64%
Asset Quality Ratios:(3)
Allowance to period-end loans	1.59%		1.56%		1.57%		1.61%		1.16%
Allowance to non-performing assets	0.56	X	0.42	X	0.34	X	0.26	X	5.34	X
Non-performing assets to total assets	1.75%		2.34%		2.91%		4.48%		0.13%
Net charge-offs to average loans	0.61%		0.87%		1.43%		0.95%		0.02%
Capital Ratios:
Tier 1 risk-based capital	11.6%		10.4%		9.6%		11.7%		14.0%
Total risk-based capital	12.9%		11.6%		10.9%		12.9%		15.0%
Leverage capital ratio	7.5%		7.1%		7.6%		9.0%		9.7%
Total equity to total assets	6.3%		5.8%		6.5%		8.5%		8.5%

(1)	All share amounts and dollar amounts per share have been adjusted to reflect the three-for-twenty stock split in the form of a stock dividend distributed on June 30, 2006.

(2)	Net interest income divided by total average earning assets.

(3)	Non-performing assets consist of nonaccrual loans, other impaired loans, TDRs and loans greater than 90 days and accruing and foreclosed properties.

(4)	Not meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FORWARD-LOOKING STATEMENTS

Some of the matters discussed below and elsewhere in this report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, adequacy of the allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. Forward-looking statements in this report may include, but are not limited to, statements regarding profitability, liquidity, the Bankshares’ loan portfolio, allowance for loan losses and provision for loan losses, trends regarding net charge-offs, trends regarding levels of nonperforming assets, interest rates and yields, interest rate sensitivity, market risk, regulatory developments, capital requirements, business strategy and other goals or objectives.

You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

•	Changes in the strength of the national economy in general and the local economies in our market areas adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	Loss of key production or managerial personnel;

•	Retention of existing employees;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Changing trends in customer profiles and behavior;

•	Direct and substantive competition from other financial services companies targeting certain key business lines;

•	Other competitive factors within the financial services industry;

•	Changes in the availability of funds resulting in increased costs or reduced liquidity;

•	Changes in accounting policies, rules and practices;

•	Increased asset levels and changes in the risk profile of our assets and the resulting impact on our capital levels and regulatory capital ratios;

•	Changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;

•	The timing of and value realized upon the sale of Other Real Estate Owned (OREO) property;

•	Changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	Fiscal and governmental policies of the United States federal government;

•	The impact of the Dodd-Frank Act, related regulatory rulemaking processes and other legislative and regulatory initiatives on the regulation and supervision of financial institutions, specifically depository institutions;

•	The impact of changes to capital requirements that apply to financial institutions and depository institutions, including changes related to the proposed Basel III capital standards;

•	Continued increases in FDIC insurance premiums and special assessments;

•	Changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	Timing and implementation of certain balance sheet strategies;

•	Impairment concerns and risks related to our investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Changes in tax laws and regulations;

•	Our ability to recognize future tax benefits;

•	Our ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	Impacts of implementing various accounting standards; and

•	Other factors described from time to time in our SEC filings.

In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the regulatory and competitive landscape. Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A of this Annual Report on Form 10-K.

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

2010 Performance Highlights

•	Net income was $705 thousand at December 31, 2010, compared to net loss of $4.4 million in 2009. Earnings per common share, basic and diluted, amounted to $.14.

•	The 2010 results include a provision for loan losses of $1.8 million and OREO expenses of $841 thousand compared to 2009 levels of $3.0 million and $2.4 million respectively.

•	Total assets were $538.5 million at December 31, 2010, a decrease of $37.8 million from December 31, 2009.

•	Total loans were $332.3 million at December 31, 2010, a decrease of $27.1 million, or 7.5% from the December 31, 2009 level of $359.4 million.

•	The investment portfolio was totaled $135.9 million at December 31, 2010. This compares to $145.0 million of investments as of December 31, 2009.

•	Our ratio of nonperforming assets to total assets was 1.75% of total assets as of December 31, 2010 compared to 2.34% as of December 31, 2009, or a decrease of 59 basis points.

•	As of December 31, 2010, the composition of nonperforming assets was $4.3 million of impaired loans, including nonaccrual loans, $4.6 million of OREO $256 thousand of loans past due 90 days and still accruing and $212 thousand of troubled debt restructured for a total of $9.4 million compared to total nonperforming assets as of December 31, 2009 of $13.5 million. This represents a decrease of $4.1 million or 30.4%.

•	OREO amounted to $4.6 million as of December 31, 2010, compared to $7.9 million as of December 31, 2009. We sold $4.9 million in residential OREO properties during the year.

•	Deposits were $406.9 million at December 31, 2010, a decrease of $25.0 million from December 31, 2009.

•	Demand deposits were $124.6 million at December 31, 2010, or 30.6% of the total deposit portfolio. This compares to the December 31, 2009 level of $92.8 million or 21.5% of the total deposit portfolio.

Executive Overview

Balance Sheet

December 31, 2010 compared to December 31, 2009.  Total assets were $538.5 million as of December 31, 2010, a decrease of $37.8 million from the December 31, 2009 level of $576.3 million. As of year-end 2010, total loans were $332.3 million, trading securities were $2.1 million and investment securities were $135.9 million. The remaining balance of the earning assets were overnight federal funds sold of $17.9 million and restricted stocks of $6.4 million. These earning assets amounted to $494.5 million or 91.8% of total assets at year end 2010, as compared to $523.1 million or 90.8% of total assets as of year-end 2009.

The allowance for loan losses was $5.3 million or 1.59% of loans outstanding as of December 31, 2010. This compares to $5.6 million or 1.56% of loans outstanding as of December 31, 2009. (The ratios exclude loans held for sale.) Non-performing assets totaled $9.4 million as of December 31, 2010, compared to non-performing assets of $13.5 million as of December 31, 2009. Impaired loans and nonaccruals amounted to $4.3 million as of December 31, 2010; in addition the specific allocation of the allowance for loan losses related to these loans was $873 thousand as of December 31, 2010. Impaired and nonaccrual loans as of December 31, 2009 were $5.6 million; we provided a specific allocation of $1.5 million of the allowance for loan losses on these loans.

Total deposits amounted to $406.9 million as of December 31, 2010, a decrease of $25.0 million from the December 31, 2009 level of $431.9 million. Total demand deposits were $124.6 million as of December 31, 2010 compared to $92.8 million as of year end 2009. Demand deposits represent 30.6% of total deposits as of December 31, 2010, compared to 21.5% as of December 31, 2009.

We use customer repurchase agreements (repos) and wholesale funding from the Federal Home Loan Bank of Atlanta (FHLB) to support the asset growth of the organization. As of December 31, 2010, there were $43.1 million of customer repos outstanding or $5.4 million more than were outstanding at the end of 2009. As of December 31, 2010, the organization had $41.2 million in FHLB long term advances outstanding, compared to $50.8 million as of December 31, 2009. The longer term FHLB advances are used as part of our overall balance sheet management strategy.

In June 2003, we issued $10.0 million in Trust Preferred Capital Notes through a statutory business trust. As of December 31, 2010 and December 31, 2009, the full $10.0 million was considered Tier 1 regulatory capital. The Trust Preferred Capital Notes accrue interest at a rate of 3 month LIBOR plus 315 basis points. Under provisions of the Trust Preferred Capital Notes documents, Bankshares has elected to defer the cash payments due on various quarterly installment due dates.

Total stockholders’ equity was $33.7 million as of December 31, 2010 and $33.1 million as of December 31, 2009. The change from the 2009 level is primarily related to the net income of $705 thousand. Book value per share increased to $6.60 as of December 31, 2010 from $6.49 as of December 31, 2009.

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

Total deposits amounted to $431.9 million as of December 31, 2009, an increase of $3.2 million from the December 31, 2008 level of $428.7 million. Total demand deposits were $92.8 million as of December 31, 2009 compared to $75.4 million as of year end 2008. Demand deposits represented 21.5% of total deposits as of December 31, 2009, compared to 17.6% as of December 31, 2008.

We use customer repurchase agreements (repos) and wholesale funding from the FHLB to support the asset growth of the organization. As of December 31, 2009, there were $37.7 million of customer repos outstanding or $12.4 million more than were outstanding at the end of 2008. As of December 31, 2009, the organization had $50.8 million in FHLB long term advances outstanding, compared to $51.4 million as of December 31, 2008. The longer term FHLB advances are used as part of our overall balance sheet management strategy.

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

Allowance for Loan Losses.  The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC 450-10-05, Contingencies (formerly SFAS No. 5, Accounting for Contingencies), which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310-10-35, Receivables (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses has two basic components: the general allowance and the specific allowance.

The general allowance is developed following the accounting principles contained in ASC 450-10-05 (formerly SFAS No. 5, Accounting for Contingencies) and represents the largest component of the total allowance.

It is determined by aggregating un-criticized loans and unimpaired loans by loan type based on common purpose, collateral, repayment source or other credit characteristics and then applying factors which in the judgment of management represent the expected losses over the life of the loans. In determining those factors, we consider the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) the experience and depth of the borrowers’ management, (6) national and local economic trends, (7) concentrations of credit by individual credit size and by class of loans, (8) quality of loan review system and (9) the effect of external factors (e.g., competition and regulatory requirements).

ASC 310-10-35, Receivables (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan) is the basis upon which we determine specific reserves on individual loans which comprise the specific allowance. Specific loans to be evaluated for impairment are identified based on the borrower’s loan size and the loan’s risk rating, collateral position and payment history. If it is determined that it is likely that the Bank will not receive full payment in a timely manner, the loan is determined to be impaired. Each such identified loan is then evaluated to determine the amount of reserve that is appropriate based on ASC 310-10-35. This standard also requires that losses be accrued based on the differences between the value of collateral, present value of expected future cash flows or values that are observable in the secondary market and the loan balance.

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

Under ASC 350-20, acquired intangible assets are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over its useful life. The costs of other intangible assets, based on independent valuation and/or internal valuations, are amortized over their estimated lives.

On December 29, 2009, the Bank entered into and closed on a stock purchase agreement to sell the insurance agencies, which eliminated the goodwill and intangible assets carried on our books.

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

Deferred Tax Asset.  Bankshares routinely evaluates the likelihood of the recognition of deferred tax assets. The analysis is used to determine if a valuation allowance for deferred tax assets is necessary. Our analysis reviews various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted.

We considered positive evidence such as 2010 financial results, previous earnings patterns, the recent history of loan charge-offs, nonperforming assets, OREO expenses, multiyear business projections and the potential realization of NOL carry forwards within the prescribed time periods. We considered several different economic scenarios in evaluating whether the projected income in future periods was sufficient to recover the NOL over the prescribed period. In addition, we considered tax planning strategies that would impact the timing and extent of taxable income. The projected performance metrics over the period of NOL recognition indicates that it is more likely than not that Bankshares will have sufficient taxable income to recognize the deferred tax assets as of December 31, 2010. Therefore, Bankshares has concluded that a valuation allowance for deferred tax assets is not necessary as of December 31, 2010.

Results of Operations

2010 compared to 2009.  For the year ended December 31, 2010, net income amounted to $705 thousand, compared to net loss of ($4.4) million for 2009. Basic and diluted net income (loss) per common share was $0.14 in 2010 and ($0.86) in 2009. Earnings (loss) per share from continuing operations was $0.14 at December 31, 2010 compared to ($0.73) at December 31, 2009. Return on average equity was 1.89% in 2010 compared to (12.23%) in 2009. Return on average assets was 0.13% in 2010 compared to (0.74%) in 2009. The net interest margin was 3.79% in 2010 which compares to 2.89% in 2009. The key drivers of our improved net income in 2010 were an improved net interest margin, reduced credit and OREO related costs, reduced operating expenses, and gains on sale of investment securities.

2009 compared to 2008.  For the year ended December 31, 2009, net loss amounted to ($4.4) million, compared to net loss of ($9.0) million for 2008. Loss per common share, basic was ($0.86) in 2009 and ($1.77) in 2008. Loss per common share, diluted was ($0.86) in 2009 and ($1.77) in 2008. Return on average equity was (12.23)% in 2009 compared to (21.29)% in 2008. Return on average assets was (0.74)% in 2009 compared to (1.63)% in 2008. The net interest margin was 2.89% in 2009 which compares to 2.52% in 2008. The key drivers of our net loss in 2009 relate to OREO expense in the amount of $2.4 million and provision for loan losses of $3.0 million.

Interest Income and Expense

Net interest income (on a fully taxable equivalent basis) was $19.4 million in 2010 or $3.5 million higher than the 2009 level of $15.9 million. The cost of interest bearing liabilities amounted to $7.9 million in 2010 compared to $12.6 million in 2009. This $4.7 million year-over-year reduction in the cost of interest-bearing liabilities completely offset the $1.2 million decline in earnings from our asset base, and was driven by declines in the rates paid by the Company on each category of interest-bearing liabilities.

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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Year Ended December 31,
	2010			2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

Assets:
Interest earning assets:
Loans(2)	$344,684	$20,476	5.94%	$360,993	$21,106	5.85%	$376,753	$23,595	6.26%
Trading securities	3,296	214	6.49%	39,375	1,485	3.77%	90,283	4,040	4.47%
Investment securities	146,639	6,580	4.49%	125,039	5,894	4.71%	28,061	1,613	5.75%
Federal funds sold	17,450	64	0.37%	25,164	56	0.22%	7,028	150	2.13%

Total interest earning assets	512,069	27,334	5.34%	550,571	28,541	5.18%	502,125	29,398	5.85%

Non-interest earning assets:
Cash and due from banks	23,986			18,902			21,064
Premises and equipment	1,843			2,010			2,016
Other Real Estate Owned (OREO)	6,732			10,234			11,899
Other assets	19,735			20,474			20,429
Less: allowance for loan losses	(5,420)			(5,350)			(5,680)

Total non-interest earning assets	46,876			46,270			49,728

Total Assets	$558,945			$596,841			$551,853

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$47,600	$207	0.43%	$46,476	$440	0.95%	$31,366	$550	1.75%
Money market deposit accounts	24,648	270	1.10%	18,780	274	1.46%	29,293	760	2.59%
Savings accounts	3,875	9	0.23%	3,791	14	0.37%	3,522	29	0.82%
Time deposits(3)	233,201	5,577	2.39%	286,262	9,713	3.39%	259,280	11,864	4.58%

Total interest-bearing deposits	309,324	6,063	1.96%	355,309	10,441	2.94%	323,461	13,203	4.08%
FHLB advances(4)	54,301	1,134	2.09%	51,054	1,158	2.27%	56,782	1,512	2.66%
Other borrowings	55,202	721	1.31%	55,446	1,010	1.82%	61,132	2,006	3.28%

Total interest-bearing liabilities	418,827	7,918	1.89%	461,809	12,609	2.73%	441,375	16,721	3.79%

Non-interest bearing liabilities:
Demand deposits	100,365			96,326			65,109
Other liabilities	2,358			2,751			2,992

Total Liabilities	521,550			560,886			509,476
Stockholders’ Equity	37,395			35,955			42,377

Total Liabilities and Stockholders’ Equity:	$558,945			$596,841			$551,853

Interest Spread(5)			3.45%			2.45%			2.06%

Net Interest Margin(6)		$19,416	3.79%		$15,932	2.89%		$12,677	2.52%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccruing loans of $3.6 million, $5.2 million, $22.9 million in 2010, 2009, and 2008 respectively. The 2010, 2009 and 2008 interest income excluded from the loans above was $222 thousand, $256 thousand, $638 thousand, respectively.

(3)	Average fair value of time deposits as of 2010, 2009, and 2008 was $0, $11.9 million, $70.6 million, respectively.

(4)	Average fair value of FHLB advances as of 2010, 2009, and 2008 was $26.2 million, $25.8 million, and $35.3 million, respectively.

(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(6)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Our net interest margin was 3.79% for the year ended December 31, 2010, compared to 2.89% for 2009. The net interest income earned, on a fully taxable equivalent basis, was $19.4 million in 2010 compared to $15.9 million in 2009, an increase of 22.0%. The improvement in net interest margin, which was a key driver in improvement of our net income, was due to a substantial decline in interest expense.

Average loan balances were $344.7 million for the year ended December 31, 2010, compared to $361.0 million for 2009. This is a decrease of $16.3 million, or 4.5%. The related interest income from loans was $20.5 million in

2010, a decrease of $630 thousand from the 2009 level of $21.1 million. The average yield on loans increased to 5.94% in 2010, an increase of 9 basis points compared to the same period in 2009.

Trading securities averaged $3.3 million for the year ended December 31, 2010 compared to $39.4 million for the year ended December 31, 2009. As part of our strategic management of the balance sheet, we took proactive steps to reduce the size of the trading portfolio, including selling our entire SBA securities portfolio in 2009. In 2010, we continued our strategy to liquidate our trading assets when economically feasible or when market conditions improve. As of December 31, 2010, we held only three trading asset positions amounting to $2.1 million. Trading securities interest income for the year ended December 31, 2010 was $214 thousand compared to $1.5 million for the same period in 2009. The average yield on trading securities increased to 6.49% in 2010, an increase of 272 basis points compared to the same period in 2009.

Investment securities averaged $146.6 million for the year ended December 31, 2010 compared to $125.0 million for the year ended December 31, 2009. Investment securities income was $6.6 million on a fully taxable equivalent basis for the year ended December 31, 2010 and $5.9 million for the year ended December 31, 2009. The average tax equivalent yields on investment securities for the year ended December 31, 2010 and 2009 were 4.49% and 4.71% respectively. In 2010, we actively added investment securities to the balance sheet. The securities added to the balance sheet provide positive returns on excess liquidity generated by the Bank’s operations, including by the Bank’s deposit gathering initiatives, and are an attractive alternative to the very low yields received from federal funds sold.

A certain portion of the Bank’s excess liquidity is invested in federal funds sold. For the year ended December 31, 2010, federal funds sold contributed $64 thousand of interest income, compared to $56 thousand for the same period in 2009.

Average interest-bearing liabilities (deposits and purchased funds) were $418.8 million in 2010, which was $43.0 million less than the 2009 level of $461.8 million. Interest expense for all interest-bearing liabilities amounted to $7.9 million for the year ended December 31, 2010, a $4.7 million decrease from the 2009 level of $12.6 million. The average cost of interest-bearing liabilities for the year ended December 31, 2010 was 1.89% or 84 basis points lower than the 2009 level of 2.73%. The declining and low interest environment allowed for market competitive repricing of certain core deposit products in 2010. Additionally, the brokered certificate of deposit portfolio benefited from the lower interest rate environment as well. Average time deposits were $233.2 million, a decrease of $53.1 million over the 2009 level of $286.3 million. Average FHLB advances were $54.3 million in 2010 or $3.2 million higher than the 2009 average of $51.1 million. Average other borrowings were $55.2 million as of December 31, 2010, a decrease of $244 thousand from the 2009 level of $55.4 million. Other borrowings are principally comprised of customer repurchase agreements and federal funds purchased.

Non-interest bearing demand deposit balances averaged $100.4 million as of the year ended December 31, 2010, or $4.1 million more than the year ended December 31, 2009 balance of 96.3 million. These balances are subject to seasonal changes.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis
	Years Ended December 31,			Years Ended December 31,
	2010 Compared to 2009			2009 Compared to 2008
	Change Due To:			Change Due To:
	Increase/			Increase/
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
			(Dollars in thousands)

Interest Earning Assets:
Investment securities	$686	$940	$(254)	$4,281	$4,517	$(236)
Trading securities	(1,271)	(5,978)	4,707	(2,555)	(2,000)	(555)
Loans	(630)	(955)	325	(2,489)	(970)	(1,519)
Federal funds sold	8	(7)	15	(94)	(144)	50

Total increase (decrease) in interest income	(1,207)	(6,000)	4,793	(857)	1,403	(2,260)
Interest-Bearing Liabilities:
Interest-bearing deposits	(4,378)	(1,490)	(2,888)	(2,762)	(935)	(1,827)
Purchased funds	(313)	93	(406)	(1,350)	(316)	(1,034)

Total increase (decrease) in interest expense	(4,691)	(1,397)	(3,294)	(4,112)	(1,251)	(2,861)

Increase (decrease) in net interest income	$3,484	$(4,603)	$8,087	$3,255	$2,654	$601

Bankshares realized significant benefits to its net interest income from the repricing and maturities of certain deposit and wholesale funding instruments during the year ended December 31, 2010.

Loan Portfolio

In its lending activities, Bankshares seeks to develop substantial relationships with clients whose business and individual banking needs will grow with the Bank. The company has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. We grant credit to commercial markets, commercial real estate, real estate construction, and residential real estate and consumer loans in the normal course of business. The loan portfolio net of discounts and fees was $332.3 million as of December 31, 2010 or $27.1 million lower than the December 31, 2009 level of $359.4 million.

The following tables summarize the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of the dates indicated:

	Loan Portfolio
	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Residential real estate	$110,862	$110,449	$92,764	$78,462	$96,490
Commercial real estate	146,222	153,314	154,929	151,017	125,972
Construction/land	43,017	50,140	71,771	114,305	99,636
Commercial and industrial	27,517	40,585	44,409	50,736	52,280
Consumer — non real estate	4,692	4,413	3,028	3,704	4,409
Other	—	479	470	—	—
Less: Unearned discount & fees	—	—	—	—	—
Total Loans	$332,310	$359,380	$367,371	$398,224	$378,787

	Ratio of Loans to Total Year-End Loans by Portfolio Segment As of December 31,
	2010	2009	2008	2007	2006

Residential Real Estate	34%	31%	25%	20%	25%
Commercial Real Estate	44%	43%	42%	38%	33%
Construction/land	13%	14%	20%	29%	26%
Commercial and industrial	8%	11%	12%	13%	14%
Consumer — non real estate	1%	1%	1%	1%	1%

Total loans	100%	100%	100%	100%	100%

Substantially all loans are initially underwritten based on identifiable cash flows and supported by appropriate advance rates on collateral which is independently valued. Commercial loans are generally secured by accounts receivable, equipment and business assets. Commercial real estate is secured by income producing properties of all types. Real estate construction loans are supported by projects which generally require an appropriate level of pre-sales or pre-leasing. Generally, all commercial and real estate loans have full recourse to the owners and/or sponsors. Residential real estate is secured by first or second trusts on both owner-occupied and investor-owned residential properties.

As noted in the table above loans secured by various types of real estate constitute a significant portion of total loans. Commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the Metropolitan Washington, D.C. area with the heaviest concentration in Northern Virginia and Fairfax County in particular. Risk is managed through diversification by sub-market, property type, and loan size. Risk is further managed by seeking investment property loans with multiple tenants and by emphasizing owner-occupied loans. The average loan size in this portfolio is $658 thousand as of December 31, 2010.

The table also shows a substantial reduction in the real estate construction portion of the portfolio. This reflects the results of management’s efforts to de-emphasize this type of lending. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which appear to be the strongest in the region. Legacy loans, particularly in the land portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. We expect to see further reductions in our land exposure offset by potential increases in certain residential construction activities as market conditions improve.

Loans secured by residential real estate have grown in aggregate. This reflects substantial growth in our 1-4 family first trust loans partially offset by the reductions in our 1-4 family subordinate trust loans (HELOCs and closed-end 2nd mortgages). All loans in both categories represent loans underwritten by us (we do not purchase loans in this portfolio) to customers with whom we have direct contact in the local communities we serve. We believe that our underwriting criteria reflect current market conditions. The portfolio of first mortgage loans had an average size per housing unit of $321 thousand as of December 31, 2010. Our subordinate trust loans averaged $99 thousand per property as of December 31, 2010. While we recognize that the Metropolitan Washington, D.C. residential real estate market is in a nascent recovery, we believe our current underwriting standards, our emphasis on serving the sub-markets we know, the granularity of our portfolio, and our continued reduction of our subordinate trust portfolio represent appropriate risk management for this portfolio.

The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2010:

	Loan Maturity Distribution
	As Of December 31, 2010
	One Year	After One Year	After
	or Less	Through Five Years	Five Years	Total
	(Dollars in thousands)

Commercial and industrial	$14,840	$8,778	$3,899	$27,517
Construction/land	26,280	11,685	5,052	43,017

Total	$41,120	$20,463	$8,951	$70,534

Loans with:
Fixed rates	$61,863	$73,978	$78,633	$214,474
Variable rates	45,935	67,363	4,538	117,836

Total	$107,798	$141,341	$83,171	$332,310

Asset Quality

We segregate loans meeting the criteria for special mention, substandard, doubtful and loss from non-classified, or pass rated, loans. We review the characteristics of each rating at least annually, generally during the first quarter of each year. The characteristics of these ratings are as follows:

Pass and watch rated loans (risk ratings 1 to 6) are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loans, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that the borrower will maintain this type of payment history. When necessary, acceptable personal guarantors support the loan.

Special mention loans (risk rating 7) have a specific defined weakness in the borrower’s operations and/or the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history is characterized by late payments. Bankshares’ risk exposure to special mention loans is mitigated by collateral supporting the loan. The collateral is considered to be well-managed, well maintained, accessible and readily marketable.

Substandard loans (risk rating 8) are considered to have specific and well-defined weaknesses that jeopardize the viability of Bankshares’ credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantors to pay the loan may not adequately protect Bankshares. There is a distinct possibility that Bankshares will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of an impaired loan unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that Bankshares will be unable to collect all amounts due

Substandard non-accrual loans have the same characteristics as substandard loans. However these loans have a non-accrual classification most frequently because the borrower’s principal or interest payments are 90 days or more past due.

Doubtful rated loans (risk rating 9) have all the weakness inherent in a loan that is classified as substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss related to doubtful rated loans is extremely high.

Loss (risk rating 10) rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

The table below presents the Company’s loan portfolio by risk rating classification and loan portfolio segment as of December 31, 2010.

	Credit Quality Asset by Class
	As of December 31, 2010
			Special				Total
Internal Risk Rating Grades	Pass	Watch	Mention	Substandard	Doubtful	Loss	Loans
	(Dollars in thousands)

Risk Rating Number(1)	1 to 5	6	7	8	9	10
Commercial & Industrial	$24,539	$437	$734	$1,807	$—	$—	$27,517
Commercial real estate
Owner occupied	73,834	634	2,074	3,273	—	—	79,815
Non-owner occupied	59,757	2,732	3,918	—	—	—	66,407
Construction/land
Residential	17,483	1,553	—	3,300	872	—	23,208
Commercial	7,723	1,633	1,492	8,961	—	—	19,809
Residential real estate
Equity Lines	43,266	958	348	397	—	—	44,969
Single family	45,520	6,627	3,312	5,846	—	—	61,305
Multifamily	4,588	—	—	—	—	—	4,588
Consumer — non real estate	4,501	—	—	191	—	—	4,692

Totals	$281,211	$14,574	$11,878	$23,775	$872	$—	$332,310

(1)	Internal risk ratings of pass (rating numbers 1 to 5) and watch (rating number 6) are deemed to be unclassified assets. Internal risk ratings of special mention (rating number 7), substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.

As part of our normal credit risk management practices, we regularly monitor the payment performance of our borrowers. Substantially all loans require some form of payment on a monthly basis, with a high percentage requiring regular amortization of principal. However, certain HELOCs, Commercial and Industrial lines of credit and construction loans generally require only monthly interest payments.

When payments are 90 days or more in arrears or when we determine that it is no longer prudent to recognize current interest income on a loan, we classify the loan as non-accrual. From time to time a loan may be past due for 90 days or more but it is in process of collection and thus warrants remaining on accrual status. As of December 31, 2010, we evaluated a residential real estate construction loan with a principal value of $256 thousand loan that was more than 90 days past due and determined that it should remain on accrual status. In early 2011, interest payments were brought current on this loan. In addition, the loan was fully repaid in the first quarter of 2011.

The following table sets forth the aging and non-accrual loans by class as of December 31, 2010:

	Aging and Nonaccrual Loans by Class
	As of December 31, 2010
						90-days
	30-59	60-89	90 Days or			Past Due
	Days Past	Days Past	More Past	Total Past		and Still	Nonaccrual
	Due	Due	Due	Due	Current	Accruing	Loans
	(Dollars in thousands)

Commerical & Industrial	$718	$—	$—	$718	$26,799	$—	$—
Commercial real estate
Owner occupied	1,992	—	291	2,283	77,532	—	291
Non-owner occupied	328	—	—	328	66,079	—	—
Construction/land
Residential	2,585	—	1,128	3,713	19,495	256	872
Commercial	1,859	1,917	—	3,776	16,033	—	—
Residential real estate
Equity Lines	427	—	—	427	44,541	—	—
Single Family	5,608	—	478	6,086	55,220	—	740
Multifamily	—	—	—	—	4,588	—	—
Consumer -non real estate	—	91	—	91	4,601	—	—

Total loans	$13,517	$2,008	$1,897	$17,422	$314,888	$256	$1,903

Allowance for Loan Losses

The allowance for loan losses is an estimate of losses than may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC 450-10-05, Contingencies (formerly SFAS No. 5, Accounting for Contingencies), which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310-10-35, Receivables (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan), which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The allowance for loan losses was $5.3 million at December 31, 2010, or 1.59% of loans outstanding, compared to $5.6 million or 1.56% of loans outstanding, at December 31, 2009. (These ratios exclude loans held for sale.) We have allocated $873 thousand and $1.5 million, respectively, of our allowance for loan losses at December 31, 2010 and December 31, 2009 for specific non-performing loans. In 2010, we had net charge-offs of $2.1 million compared to $3.1 million in 2009 and $5.4 million in 2008. There was one loan past due and still accruing interest as of December 31, 2010 in the amount of $256 thousand which was favorably resolved in 2011. There were no such loans at December 31, 2009.

As part of our routine credit administration process, we engage an outside consulting firm to review our loan portfolio periodically. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses.

In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by Bankshares, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing loans. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. After charging off all known losses that have been incurred in the loan portfolio, management considers on a quarterly basis whether the allowance for loan losses remains adequate to cover its estimate of probable future losses, and establishes a provision for loan losses as appropriate. As the loan portfolio and allowance for credit losses review process continues to evolve, there may be changes to elements of the allowance methodology and this may have an effect on the overall level of allowance maintained.

The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Analysis of the
	Allowance for Loan Losses
	As of December 31,
	2010		2009		2008		2007		2006
			(Dollars in thousands)

Balance, beginning of period	$5,619		$5,751		$6,411		$4,377		$3,422
Provision for loan losses	1,753		2,995		4,724		5,824		1,020
Chargeoffs:
Commerical and industrial	477		390		1,124		1,054		55
Construction/land	173		843		2,247		1,675		—
Residential real estate	1,450		1,619		2,372		988		—
Commercial real estate	69		321		209		84		—
Consumer — non real estate	70		121		62		46		16

Total chargeoffs	2,239		3,294		6,014		3,847		71
Recoveries:
Commerical and industrial	10		35		219		4		—
Construction/land	18		28		354		—		—
Residential real estate	66		39		48		48		—
Commercial real estate	35		16		2		—		—
Consumer — non real estate	19		49		7		5		6

Total recoveries	148		167		630		57		6

Net chargeoffs	2,091		3,127		5,384		3,790		65

Balance, end of period	$5,281		$5,619		$5,751		$6,411		$4,377

Allowance for loan losses to total loans	1.59%		1.56%		1.57%		1.61%		1.16%
Allowance for loan losses to non-accrual loans	2.8	X	1.3	X	1.7	X	0.4	X	9.2	X
Non-performing assets to allowance for loan losses	177.96%		240.17%		289.41%		378.43%		18.71%
Non-performing assets to total assets	1.75%		2.34%		2.91%		4.48%		0.13%
Net chargeoffs to average loans	0.61%		0.87%		1.43%		0.97%		0.01%

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

	Allowance for Loan Losses
	As of December 31, 2010
	Commercial
	and	Commercial	Construction	Residential
	Industrial	Real Estate	Land	Real Estate	Consumer	Total
	(Dollars in thousands)

Ending Balance:
Allowance for Loan Losses	$463	$1,420	$700	$2,613	$85	$5,281

Individually evaluated for impairment	$—	$77	$696	$100	$—	$873

Collectively evaluated for impairment	$463	$1,343	$4	$2,513	$85	$4,408

Ending Balance:
Loans	$27,517	$146,222	$43,017	$110,862	$4,692	$332,310

Individually evaluated for impairment	$—	$291	$3,272	$740	$—	$4,303

Collectively evaluated for impairment	$27,517	$145,931	$39,745	$110,122	$4,692	$328,007

Non-Performing Assets

Impaired Loans.  As of December 31, 2010, impaired loans amounted to $2.4 million, compared to an impaired loan balance of $1.2 million as of December 31, 2009. The $2.4 million impaired loan balance relates to one loan secured by residential building lots in Northern Virginia.

Nonaccrual Loans.  A loan may be placed on nonaccrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to Bankshares. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by Bankshares, general economic conditions and other factors and external circumstances identified during the process of estimating losses in the Company’s loan portfolio.

On December 31, 2010, Alliance Bank had $1.9 million in loans that were on nonaccrual status compared to loans that were on non-accrual status totaling $4.4 million at December 31, 2009. The $1.9 million non-accrual loan balance consists of a six loans all secured by residential and commercial real estate in the Northern Virginia area. The specific allowance for impaired loans as of December 31, 2010 is $873 thousand.

Total Non-Performing Assets.  As of December 31, 2010, we had $9.4 million of non-performing assets on the balance sheet compared to $13.5 million as of December 31, 2009, a decrease of $4.1 million. This decrease is due to the sale of several OREO properties during 2010 and the resolution of several non-accrual loans. The ratio of nonperforming assets to total assets decreased to 1.75% as of December 31, 2010 from 2.34% as of December 31, 2009, a 59 basis point improvement. The improvement in the non-performing assets to total asset ratio is significant in light of the $37.8 million decline in total assets over the same period. The shift in non-performing asset categories reflects the migration of loans from impaired status, to non-accrual status and from there to OREO as seen in the following table.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Credit Quality Information
Non-performing assets:
Impaired loans	$2,400	$1,227	$1,428	$2,928	$343
Non-accrual loans	1,903	4,394	3,467	17,082	476
Total loans past due 90 days and still accruing	256	—	—	—	—
Troubled debt restructurings	212	—	—	—	—
OREO	4,627	7,875	11,749	4,277	—

Total non-performing assets loans	$9,398	$13,496	$16,644	$24,287	$819

Specific reserves associated with impaired loans	$873	$1,495	$1,148	$2,163	$126

Non-performing assets to total assets	1.75%	2.34%	2.91%	4.48%	0.13%

Specific Reserves.  As of December 31, 2010, we had $873 thousand in specific reserves for non-performing loans, as compared to $1.5 million at December 31, 2009.

Other Real Estate Owned (OREO).  As of December 31, 2010, we had $4.6 million classified as OREO on the balance sheet, compared to $7.9 million as of December 31, 2009. The OREO balance consists of $1.7 million which relates to residential acreage in the Winchester, Virginia area, $879 thousand which relates to residential building lots in Woodstock Virginia, and $837 thousand which relates to residential building lots in Charles Town, West Virginia. The remainder is made up of five additional properties totaling $1.2 million at December 31, 2010.

The table below reflects the OREO activity in 2010:

	As of December 31,
	2010	2009	2008
	(Dollars in thousands)

Beginning balance on January 1	$7,875	$11,749	$4,277
Properties acquired at foreclosure	1,973	3,602	17,706
Capital improvements on foreclosed properties	55	55	915
Sales on foreclosed properties	(4,918)	(5,873)	(8,039)
Valuation adjustments	(358)	(1,658)	(3,110)

Balance, end of year December 31	$4,627	$7,875	$11,749

Loans Held for Sale.  As of December 31, 2010, there were no loans held for sale compared to $2.0 million at December 31, 2009. The loans held for sale at December 31, 2009 were sold in early 2010. The Bank is not actively marketing mortgage loans for sale at this time or conducting mortgage lending operations through ABMD or AHF.

Trading Assets

The trading portfolio amounted to $2.1 million as of December 31, 2010 compared to $7.5 million as of December 31, 2009. Due to business strategy to reduce the size of the trading securities portfolio, management does not intend on adding securities to the trading asset portfolio. As of December 31, 2010, the portfolio contains three PCMO securities with a fair value of $2.1 million. The securities were all rated AAA by at least one rating service at the time the securities were acquired. As of December 31, 2010, all three securities were rated below investment grade. The securities are performing consistent with expectations. If market conditions warrant, the Bank will consider selling these securities prior to receiving final principal payment from the routine monthly cashflow. The current effective portfolio yield is 5.32%.

The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:

	Trading Assets
	December 31,
	2010		2009		2008
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

U.S. government agency securities	$—	0.00%	$3,536	5.08%	$35,947	5.25%
PCMOs(1)	2,075	5.32%	3,924	5.36%	12,251	5.42%
SBA securities(2)	—	0.00%	—	0.00%	34,386	2.99%

Total Trading Assets	$2,075	5.32%	$7,460	5.23%	$82,584	4.37%

(1)	As of December 31, 2010, trading assets consisted of three PCMO instruments. These PCMOs were rated AAA by at least one ratings agency on the purchase date. Currently the securities have a variety of ratings below investment grade. All instruments are currently performing as expected.

(2)	SBA securities are U.S. government agency securities. For presentation purposes, they are separated in the table above.

During the year ended December 31, 2009, the size of the trading asset portfolio was significantly reduced as part of an overall strategic direction to minimize the trading asset portfolio. The December 31, 2009 level of $7.5 million is a decrease of $75.1 million from the December 31, 2008 level of $82.6 million. In particular the entire floating rate SBA securities portfolio, $32.4 million of the US Government Agency portfolio and $8.3 million of the PCMO portfolio were sold in 2009. The Company continued to execute the strategy to minimize the trading asset portfolio during 2010, eliminating its U.S. government agency trading assets and further reducing its PCMO trading securities.

Trading Securities Classified as Level 3.  Beginning in the third quarter of 2008, investment and debt markets experienced a period of significant distress and dysfunction. Currently, investment and debt markets remain depressed. Although certain markets have improved, the fair value of an investment security may not be the same as a liquidation value. As such, Level 3 evaluations of the fair value are used. The fair value methods used to evaluate trading assets include typical market spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, default levels, prepayment spreads, tranche classification, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. We believe this approach more accurately reflects the fair value of PCMO and Agency securities.

Investment Securities — Available for Sale

On December 31, 2010, our investment portfolio contained callable and non-callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, and municipal securities. U.S. government agency securities were $51.8 million or 38.1% of the December 31, 2010 investment portfolio. As of December 31, 2010, PCMOs, CMOs and MBS made up 40.5% of the portfolio or $55.0 million. Municipal securities were 21.4% of the portfolio or $29.1 million as of December 31, 2010. We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $135.9 million on December 31, 2010 compared to $145.0 million at December 31, 2009. Targeted efforts to strategically restructure our balance sheet led to shifts in our investment portfolio mix along with periods where the investment portfolio was smaller than the December 31, 2009 level of $145.0 million. The investment securities’ tax-equivalent yield was 4.28% as of December 31, 2010 compared to the December 31, 2009 yield of 4.57%, due to fluctuations in market rates and changes in the portfolio duration and mix.

The total amount of the investment securities accounted for under available-for-sale accounting was $145.0 million on December 31, 2009. Our investment securities portfolio at December 31, 2009 contained callable U.S. government agency securities, U.S. government agency CMOs, U.S. government agency MBS,

PCMOs and state and municipal bonds. U.S. government agency securities were $49.8 million, PCMOs, CMOs and MBS made up $78.2 million of the portfolio, and municipal securities were $17.1 million.

Our investment securities portfolio at December 31, 2008 contained callable U.S. government agency securities, U.S. government agency CMOs, U.S. government agency MBS, PCMOs and state and municipal bonds. The total amount of the investment securities accounted for under available-for-sale accounting was $68.0 million as of December 31, 2008. The investment portfolio’s tax-equivalent yield was 6.02% as of December 31, 2008.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated:

	Investment Securities
	December 31,
	2010	2009	2008
	(Dollars in thousands)

Available-For-Sale Securities
U.S. government corporations and agencies	$51,763	$49,786	$33,229
U.S. government agency CMOs	22,576	45,617	2,152
U.S. government agency MBS	14,805	10,462	8,621
PCMOs	17,621	22,076	6,957
Municipal securities	29,087	17,090	17,039

Total Available-For-Sale Securities	$135,852	$145,031	$67,998

The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of December 31, 2010:

	Contractual Maturities of Investment Securities
	December 31, 2010
			After One		After Five
	Within		Year but Within		Year but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total(4)(5)	Yield
	(Dollars in thousands)

Available-For-Sale Securities
U.S. government agency securities	$—	0.00%	$—	0.00%	$19,513	3.43%	$32,171	3.98%	$51,684	3.77%
U.S. government agency CMOs(1)	—	0.00%	—	0.00%	—	0.00%	22,185	3.95%	22,185	3.95%
U.S. government agency MBS(1)	—	0.00%	—	0.00%	—	0.00%	14,587	3.82%	14,587	3.82%
PCMOs(1)	—	0.00%	—	0.00%	7,987	5.43%	9,193	4.91%	17,180	5.15%
Municipal securities(2)	—	0.00%	—	0.00%	3,912	4.35%	26,741	5.20%	30,653	5.09%

Total Available-For-Sale Securities (3)	$—	0.00%	$—	0.00%	$31,412	4.05%	$104,877	4.34%	$136,289	4.28%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

(3)	We do not hold any held-to-maturity securities as of December 31, 2010.

(4)	Total above is amortized cost and does not include unrealized loss of $437 thousand.

(5)	Total available for sale securities amounted to $135.9 million.

Restricted Securities

Bankshares’ security portfolio contains restricted securities that are required to be held as part of the Company’s banking operations. These include stock of the Federal Reserve Bank, the FHLB and others. The following table summarizes the balances of restricted stock at the dates indicated:

	Restricted Securities
	December 31,
	2010	2009	2008
	(Dollars in thousands)

Federal Reserve Bank stock	$1,201	$1,201	$1,201
FHLB stock	4,948	4,911	3,898
Bankers’ Bank stock	206	206	206

Total Restricted Stock	$6,355	$6,318	$5,305

Non-Interest Income

The following table highlights the major components of non-interest income for the periods referenced:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Deposit account service charges	$220	$296	$272	$275	$240
Gain on loan sales	—	125	152	1,059	4,110
Net gain (loss) on sale of securities	2,237	1,508	(46)	50	(140)
Trading activity and fair value adjustments	(511)	171	(2,328)	(2,672)	—

Other	213	143	132	199	199

Total	$2,159	$2,243	$(1,818)	$(1,089)	$4,409

Deposit account service charges consist of routine banking fees such as account maintenance, insufficient funds, online banking, stop payment, and wire transfer fees and amounted to $220 thousand, $296 thousand and $272 thousand, for each of the years ended December 31, 2010, 2009 and 2008, respectively.

The ABMD division did not generate any gains on loan sales in 2010; however, there were gains of $125 thousand and $152 thousand for the years ended December 31, 2009 and 2008 respectively.

In the year ended December 31, 2010, we had a net gain of $2.2 million on the sale of investment securities. This represents an increase of $729 thousand from the 2009 net gain of $1.5 million. The net loss on the sale of investment securities for 2008 was $46 thousand. Bankshares views the available for sale investment portfolio as a tool in managing the overall balance sheet and liquidity positions of the organization. From time to time, Bankshares will sell investment securities to achieve certain business objectives. These sales may result in gains or losses depending on the timing and book value of instruments sold.

Trading activity and fair value adjustments recorded for the year ended December 31, 2010 resulted in a net loss of $511 thousand, compared to a net gain of $171 thousand for the same period in 2009, a decrease of $682 thousand. The net loss of $511 is primarily driven by the negative adjustment of $447 thousand on the FHLB advance. The movement of interest spreads had an adverse effect on the FHLB advance’s value. At contractual maturity the FHLB advance will become due at par and any unrealized loss will be recognized as trading income as maturity approaches. As December 31, 2010, trading activity and fair value adjustments associated with the trading assets generated a net loss of $64 thousand. Trading activity and fair value adjustments for the year ended December 31, 2008 was a $2.3 million loss.

Our other non-interest income is predominately from ATM fees and investment management fees which amounted to $213 thousand, $143 thousand and $132 thousand, for each of the years ended December 31, 2010, 2009 and 2008, respectively. The Company does not expect to generate significant non-interest income from investment management fees in future periods, due to the Company’s decision to phase out investment management operations during the third quarter of 2010.

Non-Interest Expense

During 2010, we made important progress toward our strategic goal of optimizing profitability by decreasing our non-interest expenses. In 2010, we significantly decreased OREO expense and other operating expenses.

Non-interest expense for the year ended December 31, 2010 amounted to $18.3 million, compared to the 2009 level of $20.9 million, a decrease of $2.6 million. A key component of non-interest expense is salary and benefits expense. This expense for the year ended December 31, 2010 was $6.9 million, compared to the 2009 level of $7.0 million. Occupancy and furniture and equipment costs were $3.4 million in both 2010 and 2009.

OREO expense was $841 thousand for the year ended December 31, 2010 compared to $2.4 million for the year ended December 31, 2009. This decrease of $1.6 million is attributed to lower outstanding OREO balances during 2010 as well as the lower volume of new foreclosures during 2010. The majority of the decrease in OREO expense is the decrease of the valuation adjustment year over year. For 2010, we recorded $358 thousand in valuation adjustments compared to $1.7 million for 2009.

Other operating expenses amounted to $7.1 million in 2010, compared to $8.1 million in 2009.

Non-interest expense for 2009 amounted to $20.9 million, compared to the 2008 level of $20.4 million. Salary and benefits expenses in 2009 and 2008 were $7.0 million and $7.2 million, respectively. Other operating expenses amounted to $8.1 million in 2009 and in $6.4 million in 2008. OREO expenses were $2.4 million in 2009, compared to $4.0 million in 2008. The $2.4 million includes write downs on various OREO properties totaling $1.7 million.

The components of other operating expenses for the periods referenced were as follows:

	Other Operating Expense
	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Business development	$361	$557	$621	$704	$781
Office expense	549	624	772	882	1,327
Bank operations expense	296	339	309	358	472
Data processing	1,023	828	796	723	567
Professional fees	2,192	1,775	1,832	1,748	1,503
FDIC insurance	1,369	2,239	605	168	84
Other	1,305	2,514	1,459	1,502	1,052

Total	$7,095	$8,876	$6,394	$6,085	$5,786

Fredericksburg Business Initiative.  In 2010, the Bank was successful in terminating the leases of two of the Fredericksburg locations. As of December 31, 2010, the Bank is continuing to market the space for a potential branch site in the Cosner’s Corner area in Fredericksburg. Bankshares has recorded a liability of $161 thousand as of December 31, 2010 for the estimated present value of the potential differential between the contractual rental obligations and potential subleasing income.

Income Taxes

We recorded income tax expense of $344 thousand in 2010 compared to income tax benefit of $2.3 million in 2009. Our effective tax rates were 32.8% for the year ended December 31, 2010 and 34.6% for the year ended December 31, 2009.

Bankshares routinely evaluates the likelihood of the recognition of deferred tax assets. The analysis is used to determine if a valuation allowance for deferred tax assets is necessary. Our analysis reviews various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted.

For our analysis of our deferred tax assets as of December 31, 2010, we considered specific positive evidence such as 2010 financial results, previous earnings patterns, the recent history of loan charge-offs, nonperforming assets, OREO expenses, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. We considered several different economic scenarios in evaluating whether the projected income in future periods was sufficient to recover the NOL over the prescribed period. In addition, we considered tax planning strategies that would impact the timing and extent of our taxable income. The projected performance metrics over the period of NOL recognition indicates that it is more likely than not that Bankshares will have sufficient taxable income to recognize the deferred tax assets as of December 31, 2010. Therefore, Bankshares has concluded that a valuation allowance for deferred tax assets is not necessary as of December 31, 2010.

Deposits

We seek deposits within our market area by offering high-quality customer service, by using technology to deliver deposit services effectively and by paying competitive interest rates. Due to the government-sponsored tax credit program for first time home buyers in 2010, there was an increase in real estate activity in our market areas, and this translated into larger demand deposits for the bank. A significant portion of our client base and deposits are directly related to home sales and refinance activity. As the economic conditions improved in 2010 our clients have experienced increased deposit balances.

At December 31, 2010, the deposit portfolio was $406.9 million, a decrease of $25.0 million compared to the December 31, 2009 level of $431.9 million. The interest-bearing deposits cost the Bank 1.96% for the year ended 2010 or 98 basis points less than the year ended 2009 average cost of 2.94%. As key interest rates declined over the past year, we repriced deposits at a lower level. In addition, the rates on time deposits have decreased substantially. As we have the opportunity to reprice time deposits, we are able to realize significant interest rate savings.

Management’s strategic decision to increase core deposits has shown positive results. At December 31, 2010, our non-interest bearing demand deposits were $124.6 million compared to $92.8 million at December 31, 2009, an increase of $31.8 million. Average non-interest bearing demand deposits were $100.4 million at December 31, 2010 compared to average demand deposits of $96.3 million at December 31, 2009 an increase of $4.1 million. The disparity between the December 31, 2010 balance of non-interest bearing deposits of $124.6 million and the 2010 average balance of non-interest bearing deposits of $100.4 million is directly related to seasonal and cyclical changes in our title and escrow deposit client base. Frequently, our clients experience strong deposit growth around the end of a month or quarter.

We currently use wholesale brokered deposits. We believe these types of funds offer a reliable stable source of funds for the Bank. Frequently the interest rates associated with wholesale brokered deposits are significantly lower than general customer rates in our markets. As market conditions warrant and balance sheet needs dictate, we may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, we have potential risk for non-renewal by the customer and/or broker. Over the long term, management’s strategic goal is to lower our wholesale brokered deposits and replace them with attractively priced local commercial and retail deposits.

As of December 31, 2010, we had $100.0 million of wholesale brokered certificates of deposit which is $37.4 million lower than the December 31, 2009 level of $137.4 million. As of December 31, 2010, we had no wholesale brokered deposit accounted for on a fair value basis compared to a single wholesale brokered deposit in the amount of $9.1 million in 2009 that matured in early 2010.

At December 31, 2009, deposits were $431.9 million, an increase of $3.2 million from the December 31, 2008 level of $428.7 million. As of December 31, 2009, we had $137.4 million of wholesale brokered deposits, $9.1 million of which were accounted for at fair value. As of December 31, 2008, we had $207.5 million of wholesale brokered deposits, $24.2 million of which were accounted for at fair value.

The following table details the average amount of, and the average rate paid on, the following primary deposit categories for the periods indicated:

	Average Deposits and Average Rates Paid
	Years Ended December 31,
	2010			2009			2008
	Average			Average			Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)

Interest-bearing liabilities:
Interest-bearing demand deposits	$47,600	$207	0.43%	$46,476	$440	0.95%	$31,366	$550	1.75%
Money market deposit accounts	24,648	270	1.10%	18,780	274	1.46%	29,293	760	2.59%
Savings accounts	3,875	9	0.23%	3,791	14	0.37%	3,522	29	0.82%
Time deposits	233,201	5,577	2.39%	286,262	9,713	3.39%	259,280	11,864	4.58%

Total interest-bearing deposits	309,324	$6,063	1.96%	355,309	$10,441	2.94%	323,461	$13,203	4.08%

Non-interest bearing deposits	100,365			96,326			65,109

Total deposits	$409,689			$451,635			$388,570

The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2010:

	Certificates of Deposit Maturity Distribution
	December 31, 2010
	Three Months	Three Months to	Six Months to	Over
	or Less	Six Months	Twelve Months	Twelve Months	Total
		(Dollars in thousands)

Certificates of deposit:
Less than $100,000	$12,342	$21,382	$24,495	$93,169	$151,388
Greater than or equal to $100,000	12,627	6,595	12,464	17,137	48,823

Total	$24,969	$27,977	$36,959	$110,306	$200,211

Capital

Both Bankshares and the Bank are considered “well capitalized” under the risk-based capital guidelines adopted by the federal banking regulatory agencies. Capital adequacy is an important measure of financial stability. Maintaining a “well capitalized” regulatory position is paramount for each organization. Both Bankshares and the Bank monitor the capital positions to ensure appropriate capital for the respective risk profile of each organization, as well as sufficient levels to promote depositor and investor confidence in the respective organizations.

Total stockholders’ equity was $33.7 million as of December 31, 2010 compared to the December 31, 2009 level of $33.1 million. The change in equity is primarily attributable to our net income for 2010 of $705 thousand. Book value per common share was $6.60 as of December 31, 2010 compared to $6.49 as of December 31, 2009. The net unrealized loss on available-for-sale securities amounted to $288 thousand, net of tax as of December 31, 2010, compared to a net unrealized loss on available-for-sale securities of $112 thousand, net of tax as of December 31, 2009. Recent fluctuations in interest rates and spreads have had an adverse effect on the net unrealized loss on available-for- sale securities.

The following table reflects the components of stockholders equity on a book value per share basis.

	December 31,
	2010	2009	2008

Book Value Per Share, beginning of the period	$6.49	$7.28	$8.96
Net income (loss) per common share	0.14	(0.86)	(1.77)
Stock based compensation	—	0.09	0.06
Effects of Changes in Other Comprenshive Income(1)	(0.03)	(0.02)	0.03

Book Value Per Share, end of the period	$6.60	$6.49	$7.28

(1)	Other Comprehensive Income represents the unrealized gains or losses associated with available-for-sale securities and related reclassification adjustments.

Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. It is our current policy to retain earnings to support our banking operations and our business risk profile.

On June 30, 2003, Bankshares’ wholly-owned subsidiary business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Securities) in a pooled trust preferred capital securities offering and issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of that sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Securities and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Securities are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Securities are presented in the consolidated balance sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Securities as an interest expense in its consolidated statements of operations. The cost of issuance of the Trust Preferred Securities was approximately $300 thousand. This cost was amortized over a five year period from the issue date and has been fully amortized. The interest rate associated with the Trust Preferred Securities is 3 month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Securities, Bankshares has the right to defer interest for up to twenty consecutive quarterly periods. Since September 8, 2009, Bankshares has elected to defer the interest payments due as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. The total amount of deferred and compounded interest owed under the indenture is $574 thousand. The base interest rate as of December 31, 2010 was 3.45% compared to 3.40% as of December 31, 2009.

All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current bank regulatory guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At December 31, 2010, 2009 and 2008, the entire amount was considered Tier 1 capital. Management does not expect the restrictions on Tier 1 capital treatment of trust preferred securities that were enacted by the Dodd-Frank Act to impact the Tier 1 capital status of the Trust Preferred Capital Notes, as the Dodd-Frank Act’s restrictions generally do not apply to trust preferred securities issued prior to enactment by institutions with fewer than $15 billion in assets.

Bankshares is considered “well capitalized” as of December 31, 2010, 2009 and 2008. The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis
	December 31,
	2010	2009	2008
	(Dollars in thousands)

Tier 1 Capital:
Common stock	$20,427	$20,427	$20,427
Capital surplus	25,857	25,835	25,364
Retained earnings (deficit)	(12,311)	(12,897)	(8,620)
Less: disallowed assets	(2,990)	(1,211)	(5,900)
Add: Qualifying Trust Preferred Securities	10,000	10,000	10,000

Total Tier 1 capital	40,983	42,154	41,271
Tier 2 Capital:
Qualifying allowance for loan losses	4,400	5,071	5,359

Total Tier 2 capital	4,400	5,071	5,359

Total Risk Based Capital	$45,383	$47,225	$46,630

Risk weighted assets	$352,277	$405,988	$424,040

Quarterly average assets	$547,008	$596,841	$549,454

	December 31,			Regulatory
	2010	2009	2008	Minimum

Capital Ratios:
Tier 1 risk based capital ratio	11.6%	10.4%	9.6%	4.0%
Total risk based capital ratio	12.9%	11.6%	10.9%	8.0%
Leverage ratio	7.5%	7.1%	7.6%	4.0%

Purchased Funds and Other Borrowings

Purchased funds and other borrowings include repurchase agreements (repos) (which we offer to commercial customers and affluent individuals), federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up from the following two categories: customer repos and outstanding federal funds sold. Customer repos amounted to $43.1 million at December 31, 2010, compared to $37.7 million at December 31, 2009 and $25.3 million at December 31, 2008. Outstanding federal funds purchased were $5 thousand, $9.3 million and $15.0 million at December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

An analysis of the purchased funds distribution is presented below for the periods indicated:

	Purchased Funds Distribution
	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

At Period End
FHLB long-term advances, at fair value	$26,208	$25,761	$26,361
FHLB long-term advances	15,000	25,000	25,000
Customer repos	43,148	37,716	25,255
Purchased funds and other borrowings	5	9,574	15,456
Trust Preferred Capital Notes	10,310	10,310	10,310

Total at period end	$94,671	$108,361	$102,382

Average Balances
FHLB long-term advances, at fair value	$26,196	$26,054	$35,265
FHLB long-term advances	28,105	25,000	21,516
Customer repos	35,759	33,017	26,341
Purchased funds and other borrowings	9,133	12,119	24,481
Trust Preferred Capital Notes	10,310	10,310	10,310

Total average balance	$109,503	$106,500	$117,913

Average rate paid on all borrowed funds, end of period	1.77%	1.86%	2.15%

Average rate paid on all borrowed funds, during the period	1.69%	2.04%	2.98%

Maximum outstanding during period	$126,156	$117,551	$119,137

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

At December 31, 2010 and December 31, 2009, the FHLB long-term advance accounted for on a fair value basis had a value of $26.2 million and $25.8 million, respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% as of December 31, 2010 and December 31, 2009. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at December 31, 2010 and December 31, 2009.

At December 31, 2010 there was one FHLB advance accounted for on a cost basis. The Bank entered into this floating rate advance in the first quarter of 2010 for $15.0 million. The advance matures in 2012 and the interest rate at December 31, 2010 was 0.184%. The weighted average interest rate for both FHLB advances at December 31, 2010 is 2.56%.

Trading Liabilities Classified as Level 3.  Beginning in the third quarter of 2008 and continuing through the present time, the investment and debt markets have displayed increased levels of volatility and, at times, have acted in a distressed and dysfunctional manner. In evaluating the fair value of funding instruments, we determined that the typical valuation techniques did not take into account the distressed investment and debt markets. As such, we considered other factors such as typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of December 31, 2010 and December 31, 2009, the fair value of the long-term FHLB advance accounted for on a fair value basis was $26.2 million and $25.8 million, respectively.

Liquidity

Bankshares specifically focuses on liquidity management to meet the demand for funds from our depositors and lending clients as well as expenses that we incur in operation of our business. We have a formal liquidity management policy and a contingency funding policy that are used to assist management in executing the liquidity strategies necessary for the Bank. Similar to the other banking organizations, the Bank monitors the need for funds to support depositor activities and funding of loans. Our client base includes a significant number of title and escrow businesses which have more deposit inflows and outflows than a traditional commercial business relationship. The Bank maintains additional liquidity sources to support the needs of this client base. As noted in the risk factors section of this Form 10-K, loss of relationship officers or clients could have a material impact our liquidity position through a reduction in average deposits.

Our funding department and the Chief Financial Officer monitor our overall liquidity position daily. We can and will draw upon federal funds lines with correspondent banks, draw upon reverse repurchase agreement lines with correspondent banks and use FHLB advances as needed. Our deposit customers frequently have lower deposit balances in the middle of the month, and balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our balance sheet and asset portfolios, although our longer term plan is to increase deposits from our local retail and commercial deposits and maintain available wholesale funding sources as additional liquidity.

As of December 31, 2010, Bankshares had $24.1 million in cash to support the business activities and deposit flows of our clients. The Bank maintains credit lines at the FHLB and other correspondent banks. At December 31, 2010, the Bank had a total credit line of $107.5 million with the FHLB with an unused portion of $67.5 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. At December 31, 2010, the Bank has $34.5 million in secured borrowing capacity (both reverse repurchase agreements and federal funds purchased) from correspondent banks. As of December 31, 2010, the Bank did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. The Bank is also eligible to borrow from the Federal Reserve Discount Window subject to the collateral requirements and other terms and conditions that may exist. In addition to the borrowing capacity described above, Bankshares and the Bank may sell investment securities, loans and other assets to generate additional liquidity. We anticipate maintaining sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.

Return on Average Assets and Average Equity

The ratio of net income to average equity and average assets and certain other ratios are as follows:

	Return on Average Assets and Return on Average Equity
	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Average total assets	$558,945	$596,841	$551,853

Average stockholders’ equity	$37,395	$35,955	$42,377

Net income (loss)	$705	$(4,396)	$(9,020)

Cash dividends declared	$—	$—	$—

Return on average assets	0.13%	—0.74%	—1.63%

Return on average stockholders’ equity	1.89%	—12.23%	—21.29%

Average stockholders’ equity to average total assets	6.69%	6.02%	7.68%

Off-Balance Sheet Activities

Bankshares and the Bank enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the overall liquidity and capital resources to the extent customers accept and or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 19 of the Notes to Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. With the exception of these off-balance sheet arrangements, and Bankshares’ obligations in connection with its Trust Preferred Securities, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 2 of the Notes to Consolidated Financial Statements contained herein.

Quarterly Financial Results

The following tables list quarterly financial results for the years ended December 31, 2010 and 2009:

	Quarterly Data
	2010
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)

Interest income	$6,441	$6,491	$6,925	$6,981
Interest expense	1,676	1,866	2,070	2,306

Net interest income	4,765	4,625	4,855	4,675
Provision for loan losses	425	378	675	275

Net interest income after provision for loan losses	4,340	4,247	4,180	4,400
Non interest income	1,134	351	413	261
Non interest expense	4,983	4,336	4,411	4,547

Income before income taxes	491	262	182	114
Provision (benefit) for income taxes	333	20	(9)	—

Net Income	$158	$242	$191	$114

Net income per common share, basic	$0.03	$0.05	$0.04	$0.02

Net income per common share, diluted	$0.03	$0.05	$0.04	$0.02

	2009
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except per share data)

Interest income	$7,038	$7,296	$7,084	$7,123
Interest expense	2,738	3,186	3,224	3,461

Net interest income	4,300	4,110	3,860	3,662
Provision for loan losses	300	1,421	700	574

Net interest income after provision for loan losses	4,000	2,689	3,160	3,088
Non interest income	705	625	703	210
Non interest expense	6,942	4,743	4,765	4,420

(Loss) before income taxes	(2,237)	(1,429)	(902)	(1,122)
Provision (benefit) for income taxes	(1,090)	(200)	(304)	(371)

(Loss) from continuing operations	$(1,147)	$(1,229)	$(598)	$(751)

Net Income (loss) on the discontinued operations	$(994)	$21	$72	$230

Net (loss)	$(2,141)	$(1,208)	$(526)	$(521)

Net (loss) from continued operations per share, basic	$(0.22)	$(0.24)	$(0.12)	$(0.15)

Net (loss) from continued operations per share, diluted	$(0.22)	$(0.24)	$(0.12)	$(0.15)

Net (loss) per common share, basic	$(0.42)	$(0.24)	$(0.10)	$(0.10)

Net (loss) per common share, diluted	$(0.42)	$(0.24)	$(0.10)	$(0.10)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Net Interest Income Sensitivity (Short-term Interest Rate Risk.  Bankshares’ Asset Liability Management (ALM) process evaluates the effect of upward and downward changes in market interest rates on future net interest income. This analysis involves shocking the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of Bankshares’ shorter-term interest rate risk. This analysis is accomplished by assuming a static balance sheet over a period of time with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under various rate scenarios. These assumptions include prepayments, the sensitivity of non-maturity deposit rates, and other factors deemed significant by Bankshares.

The ALM model results for December 31, 2010 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 2.3%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 2.1%.

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

The table below shows as of December 31, 2010 and 2009 ALM model results under various interest rate shocks:

	December 31, 2010		December 31, 2009
Interest Rate Shocks	NII	EVE	NII	EVE

−200 bp	−6.9%	9.4%	−2.9%	9.9%
−100 bp	−2.1%	5.3%	2.1%	6.3%
+100 bp	2.3%	−6.6%	0.1%	−8.5%
+200 bp	4.7%	−11.8%	−3.1%	−16.9%

All results above are within Bankshares current interest rate risk policy guidelines.

Interest Rate Gap.  In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $97.5 million, or 18.1% of total assets, at December 31, 2010. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short-term and long-term interest rate exposure. As an example, $126.7 million of the investment and trading securities at December 31, 2010 are classified as greater than five years due to the contractual maturity of the instruments. Investment and trading securities are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $126.7 million of investment and trading securities as the “within three month” category, which further suggests a more balanced short-term interest rate position for Bankshares.

The following table reflects our December 31, 2010 “static” interest rate gap position:

	December 31, 2010
	Maturing or Repricing
	Within	4-12	1-5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)

Interest earning assets:
Investment securities	$—	$—	$17,619	$124,588	$142,207
Trading securities	—	—	—	2,075	2,075
Loans	56,844	49,648	141,341	82,574	330,407
Interest-bearing deposits	23,574	—	—	—	23,574
Federal funds sold	12,870	—	—	—	12,870

Total interest earning assets	93,288	49,648	158,960	209,237	511,133

Interest-bearing liabilities:
Interest-bearing demand deposits	51,893	—	—	—	51,893
Money market deposit accounts	25,524	—	—	—	25,524
Savings accounts & IRAs	4,676	—	—	—	4,676
Time deposits	24,969	64,936	96,742	13,564	200,211

Total interest-bearing deposits	107,062	64,936	96,742	13,564	282,304

FHLB long term advances, at fair value	—	—	—	26,208	26,208
FHLB long term advances	15,000	—	—	—	15,000
Customer repurchase agreements	43,148	—	—	—	43,148
Other borrowings	5	—	—	—	5
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	175,525	64,936	96,742	39,772	376,975

Period Gap	$(82,237)	$(15,288)	$62,218	$169,465	$134,158

Cumulative Gap	$(82,237)	$(97,525)	$(35,307)	$134,158	$134,158

Cumulative Gap / Total Assets	−15.3%	−18.1%	−6.6%	24.9%	24.9%

During the next twelve months $89.9 million of time deposits are due to reprice or mature. The most recent repricing of the brokered deposits reflected an interest rate savings of several hundred basis points. The impact of future repricings on interest expense will depend upon the interest rate environment at that time.

Interest Rate Risk Management Summary.  As part of our interest rate risk management, we typically use the trading and investment portfolios and our wholesale funding instruments to balance our interest rate exposure. There is no guarantee that the risk management techniques and balance sheet management strategies we employ will be effective in periods of rapid rate movements or extremely volatile periods. We believe our strategies are prudent and within our policy guidelines in the base case of our modeling efforts as of December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

Alliance Bankshares Corporation
Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008
With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alliance Bankshares Corporation
Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Alliance Bankshares Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bankshares Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 31, 2011

Alliance Bankshares Corporation
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(Dollars in thousands, except per share amounts)

ASSETS
Cash and due from banks	$24,078	$26,671
Federal funds sold	17,870	2,970
Trading securites, at fair value	2,075	7,460
Investment securites available-for-sale, at fair value	135,852	145,031
Restricted stock, at cost	6,355	6,318
Loans held for sale	—	1,983
Loans, net of allowance for loan losses of $5,281 and $5,619	327,029	353,761
Premises and equipment, net	1,584	2,038
Other real estate owned	4,627	7,875
Intangible assets	—	—
Goodwill	—	—
Accrued interest and other assets	19,041	22,228

TOTAL ASSETS	$538,511	$576,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$124,639	$92,846
Savings and NOW deposits	56,569	53,617
Money market deposits	25,524	22,462
Time deposits ($0 and $9,125 at fair value)	200,211	262,983

Total deposits	406,943	431,908
Repurchase agreements, federal funds purchased and other borrowings	43,153	47,290
Federal Home Loan Bank advances ($26,208 and $25,761 at fair value)	41,208	50,761
Trust Preferred Capital Notes	10,310	10,310
Other liabilities	3,212	2,932
Commitments and contingent liabilities	—	—

Total liabilities	504,826	543,201

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,106,819 shares issued and outstanding at December 31, 2010 and 2009	20,427	20,427
Capital surplus	25,857	25,835
Retained (deficit)	(12,311)	(13,016)
Accumulated other comprehensive (loss), net	(288)	(112)

Total stockholders’ equity	33,685	33,134

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$538,511	$576,335

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands, except per share amounts)

INTEREST INCOME:
Loans	$20,476	$21,106	$23,595
Investment securities	6,084	5,894	1,292
Trading securities	214	1,485	4,040
Federal funds sold	64	56	150

Total interest income	26,838	28,541	29,077

INTEREST EXPENSE:
Savings and NOW deposits	216	454	579
Time deposits	5,577	9,713	11,864
Money market deposits	270	274	760
Repurchase agreements, federal funds purchased and other borrowings	354	595	1,335
FHLB advances	1,134	1,158	1,512
Trust preferred capital notes	367	415	671

Total interest expense	7,918	12,609	16,721

Net interest income	18,920	15,932	12,356
Provision for loan losses	1,753	2,995	4,724

Net interest income after provision for loan losses	17,167	12,937	7,632

OTHER INCOME:
Deposit account service charges	220	296	272
Gain on sale of loans	—	125	152
Net gain (loss) on sale of available-for-sale securities	2,237	1,508	(46)
Trading activity and fair value adjustments	(511)	171	(2,328)
Other operating income	213	143	132

Total other income	2,159	2,243	(1,818)

OTHER EXPENSES:
Salaries and employee benefits	6,906	7,008	7,172
Occupancy expense	2,663	2,589	1,933
Equipment expense	772	779	871
Other Real Estate Owned expense	841	2,362	3,989
Operating expenses	7,095	8,132	6,394

Total other expenses	18,277	20,870	20,359

Income (loss) from continuing operations before income taxes	1,049	(5,690)	(14,545)
Income tax expense (benefit)	344	(1,965)	(5,084)

Income (loss) from continuing operations	$705	$(3,725)	$(9,461)

DISCONTINUED INSURANCE OPERATIONS:
Income from the discontinued insurance operations	$—	$238	$671
Loss on the disposal of the insurance operations	—	(1,267)	—
Income tax expense (benefit)	—	(358)	230

Net income (loss) on the discontinued insurance operations	$—	$(671)	$441

NET INCOME (LOSS)	$705	$(4,396)	$(9,020)

Income (loss) from continuing operations per common share, basic	$0.14	$(0.73)	$(1.85)

Income (loss) from continuing operations per common share, diluted	$0.14	$(0.73)	$(1.85)

Income (loss) from discontinued operations per common share, basic	$—	$(0.13)	$0.08

Income (loss) from discontinued operations per common share, diluted	$—	$(0.13)	$0.08

Net income (loss) per common share, basic	$0.14	$(0.86)	$(1.77)

Net income (loss) per common share, diluted	$0.14	$(0.86)	$(1.77)

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2010, 2009 and 2008

				Acccumulated		Total
			Retained	Other	Comprehensive	Stock-
	Common	Capital	Earnings	Comprehensive	Income	holders’
	Stock	Surplus	(Deficit)	(Loss)	(Loss)	Equity
	(Dollars in thousands)

BALANCE, DECEMBER 31, 2007	$20,427	$25,082	$400	$(176)		$45,733
Comprehensive (loss):
Net loss	—	—	(9,020)	—	$(9,020)	(9,020)
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $73	—	—	—	—	142	—
Add: reclassification adjustment, net income taxes of $16	—	—	—	—	30	—

Other comprehensive income, net of tax	—	—	—	172	$172	172

Total comprehensive (loss)	—	—	—	—	$(8,848)	—

Stock-based compensation expense	—	282	—	—		282

BALANCE, DECEMBER 31, 2008	$20,427	$25,364	$(8,620)	$(4)		$37,167

Comprehensive (loss):
Net loss	—	—	(4,396)	—	$(4,396)	(4,396)
Other comprehensive (loss) net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $457	—	—	—	—	887	—
Less: reclassification adjustment, net income taxes of ($513)	—	—	—	—	(995)	—

Other comprehensive (loss), net of tax	—	—	—	(108)	$(108)	(108)

Total comprehensive (loss)	—	—	—	—	$(4,504)	—

Stock-based compensation expense	—	471	—	—		471

BALANCE, DECEMBER 31, 2009	$20,427	$25,835	$(13,016)	$(112)		$33,134

Comprehensive income:
Net income	—	—	705	—	$705	705
Other comprehensive (loss), net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $670	—	—	—	—	1,300	—
Less: reclassification adjustment, net income taxes of ($761)	—	—	—	—	(1,476)	—

Other comprehensive (loss), net of tax	—	—	—	(176)	$(176)	(176)

Total comprehensive income	—	—	—	—	$529	—

Stock-based compensation expense	—	22	—	—		22

BALANCE, DECEMBER 31, 2010	$20,427	$25,857	$(12,311)	$(288)		$33,685

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$705	$(3,725)	$(9,461)
Net income (loss) from discontinued operations	—	(671)	441
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,074	899	1,869
Disposal of fixed assets	9	—	20
Provision for loan losses	1,753	2,995	4,724
Losses and valuation adjustments on Other Real Estate Owned	358	1,658	3,110
Origination of loans held for sale	—	(14,306)	(14,112)
Proceeds from sale of loans held for sale	1,983	12,795	15,842
Gain on sale of loans	—	(125)	(152)
Impairment of goodwill	—	—	300
Stock-based compensation benefit	22	471	282
Net (gain) loss on sale of securities available-for-sale	(2,237)	(1,508)	46
Trading activity and fair value adjustments	511	(171)	2,328
Deferred tax expense (benefit)	344	102	(2,397)
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	2,934	1,831	(3,745)
Other liabilities	280	(1,644)	(561)

Net cash provided by (used in) operating activities	7,736	(1,399)	(1,466)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(14,900)	2,080	(3,794)
Purchase of securities available-for-sale	(99,880)	(156,840)	(54,623)
Proceeds from sale of securities available-for-sale	92,953	61,643	7,370
Paydowns on securities available-for-sale	17,675	19,462	13
Net change in trading securities	5,324	73,936	621
Net change in restricted stock	(37)	(1,013)	486
Net change in loan portfolio	23,006	1,262	7,763
Proceeds from sale of Other Real Estate Owned	4,918	5,873	8,039
Capital improvements on Other Real Estate Owned	(55)	(55)	(915)
Purchase of premises and equipment	(231)	(675)	(649)

Net cash provided by (used in) investing activities	28,773	5,673	(35,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	31,793	17,398	9,296
Savings and NOW deposits	2,952	8,796	2,218
Money market deposits	3,062	4,789	(16,372)
Time deposits	(62,772)	(27,370)	68,305
Repurchase agreements, federal funds purchased & other borrowings	(4,137)	6,579	2,508
FHLB advances	(10,000)	—	(26,716)

Net cash provided by (used in) financing activities	(39,102)	10,192	39,239

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,593)	14,466	2,084
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	26,671	12,205	10,121

CASH AND CASH EQUIVALENTS, END OF YEAR	$24,078	$26,671	$12,205

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

In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originated residential mortgages for subsequent sale. AHF did not maintain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced it would no longer offer mortgage banking operations via AHF. The company is now inactive. Alliance Bank Mortgage Division (ABMD) was created in 2007 as a division within the Bank. From time to time, ABMD may offer mortgage banking products and services to Bank clients and some additional third party clients. In 2010, ABMD had minimal operational activity. As of December 31, 2010, this division within the Bank is inactive.

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

Basis of presentation and consolidation — The consolidated financial statements include the accounts of Alliance Bankshares Corporation, Alliance Virginia Capital Trust I, Alliance Bank Corporation, and Alliance Home Funding, LLC. In consolidation all significant inter-company accounts and transactions have been eliminated. The subordinated debt of the trust is reflected as a liability of Bankshares.

Discontinued operations — On December 29, 2009, AIA was sold. The results of AIA operations are reflected in the discontinued insurance operation section of the Consolidated Statements of Operations.

Business — The Bank is a state-chartered commercial bank. Our main business line is commercial banking. We provide services and products to clients located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area.

Use of estimates — In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial assets and liabilities, other-than-temporary impairment of securities, deferred income taxes and other real estate owned.

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

Securities — Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (a) the Company intends to sell the security or (b) it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that it will be required to sell the security before recovery, it must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income. For equity securities, impairment is considered to be other-than-temporary based on the Company’s ability and intent to hold the investment until a recovery of fair value. Other-than-temporary impairment of an equity security results in a write-down that must be included in net income.

The Company regularly reviews each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that it would be required to sell the security before recovery.

Fair value accounting — Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Loans Held For Sale — The Bank did not originate any loans held for sale in 2010 through ABMD. In 2009 and prior, loans originated by ABMD were designated as held for sale at the time of their origination. These loans were generally pre-sold with servicing released and ABMD did not retain any interest or obligation after the loans were sold. The loans consisted primarily of fixed-rate, single-family residential mortgage loans which met the underwriting characteristics of certain government-sponsored enterprises (conforming loans). In addition, ABMD required firm purchase commitments from a permanent investor before a loan could be committed, thus limiting interest rate risk. Loans held for sale were carried at the lower of cost or estimated fair value in the aggregate. Gains on sale of loans were recognized as loans were shipped to the investor.

Rate lock commitments  — ABMD enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. As of December 31, 2009 and 2008, the impact was not material. No rate lock commitments were made in 2010 as the subsidiary was inactive.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

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

Allowance for loan losses — The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. Loan losses are charged against the allowance when management believes the inability to collect the loan has been confirmed. All classes of loans are typically charged-off no later than 180 days past due unless they are well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Subsequent recoveries, if any, are credited to the allowance. The allowance is evaluated on a regular basis, not less than quarterly, by management. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance represents an estimate that, in management’s judgment, will be adequate to absorb any losses on existing loans that may become uncollectible. Management’s judgment in determining the level of the allowance is based on evaluations of the collectability of loans while taking into consideration such factors as trends in delinquencies and charge-offs, changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower’s ability to repay and the value of collateral, overall portfolio quality and review of specific potential losses. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The evaluation also considers the following risk characteristics of each loan segment:

Real estate residential mortgage loans and equity lines of credit carry risks associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

Real estate construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral, at any point in time, maybe less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

Commercial business and commercial real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

Our allowance for loan losses has two basic components: the specific allowance for impaired credits and the general allowance based on relevant risk factors. Each of these components is determined based upon estimates that can and do change when the actual events occur.

The specific allowance is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors and the fair market value of the collateral. For collateral dependent loans, an updated appraisal will be ordered if a current one is not on file. Appraisals are performed by independent third-party appraisers with relevant industry experience. Adjustments to the appraised value may be made based on recent sales of like properties or general market conditions when appropriate. These factors are combined to estimate the probability and severity of inherent losses. When impairment is identified, a specific reserve is established based on Bankshares’ calculation of the loss embedded in the individual loan. Bankshares does not separately identify individual consumer and residential loans for impairment testing unless loans become 60 days or more past due.

The general component is the largest component of the total allowance and is determined by aggregating un-criticized loans by loan type based on common purpose, collateral, repayment source or other credit characteristics. We then apply allowance factors, which in the judgment of management represent the expected losses over the life of the loans. In determining those factors, we consider the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) the experience and depth of the borrowers’ management, (6) national and local economic trends, (7) concentrations of credit by individual credit size and by class of loans, (8) quality of loan review system and (9) the effect of external factors (e.g., regulatory requirements).

The characteristics of the loan ratings are as follows:

Pass rated loans are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loans, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that this type of payment history will continue. When necessary, acceptable personal guarantors support the loan.

Special mention loans have a specific defined weakness in the borrower’s operations and the borrower’s ability to generate positive cash flow on a sustained basis. The borrower’s recent payment history is characterized by late payments. Bankshares risk exposure is mitigated by collateral supporting the loan. The collateral is considered to be well-managed, well maintained, accessible and readily marketable.

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of Bankshares credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect Bankshares. There is a distinct possibility that Bankshares will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that Bankshares will be unable to collect all amounts due.Substandard non-accrual loans have the same characteristics as substandard loans; however they have a non-accrual classification.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Doubtful rated loans have all the weakness inherent in a loan that is classified as substandard but with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high.

Loss rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

A loan is considered impaired when, based on current information and events, it is probable that Bankshares’ will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management reviews commercial, construction and real estate loans on the internal watchlist as well as loans greater than $250,000 for impairment at least quarterly. Consumer and residential real estate loans are not individually reviewed for impairment unless they are 60 days or more past due on principal and/or interest payments. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled payments when due. Management determines the significance of payment delays and payment shortfalls taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment history, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan level basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. These factors are combined to estimate the probability and severity of inherent loss. When impairment is identified, a specific reserve may be established based on Bankshares’ calculation of the loss embedded in the individual loan. If an impaired loan is 90 days or more past due or if the collection of interest or principal is doubtful, the loan will be placed on nonaccrual status. Any payments received by the borrower will be accounted for on a cash basis.

Troubled Debt Restructurings — In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. As of December 31, 2010 there were $212 thousand of loans classified as TDRs. There were no loans classified as TDRs as of December 31, 2009.

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

Foreclosed assets or Other Real Estate Owned (OREO) — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Goodwill and intangible assets — As a result of the sale of AIA, at December 31, 2010 and 2009, Bankshares no longer had goodwill or intangible assets associated with the insurance agency acquisitions. For the year ended December 31, 2009, goodwill and intangible assets associated with AIA were considered in the calculation of the

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

loss on the sale of the segment. The amortization of intangibles and the 2008 goodwill impairment charge were also reclassified under the discontinued operations portion of the Consolidated Statement of Operations.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the Consolidated Statements of Operations.

Repurchase agreements — The Bank routinely enters into repurchase agreements with customers. As part of the repurchase agreements, the Bank uses marketable investment securities from its investment portfolio as collateral for the customer agreements. The repurchase agreements bear interest at a current market rate.

Stock-based compensation  — ASC 718-10, “Stock Compensation”, requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Included within salaries and employee benefits expense for the years ended December 31, 2010, 2009, and 2008 is $22 thousand, $471 thousand and $282 thousand of stock-based compensation, respectively. As of December 31, 2010 and December 31, 2009, there was $179 thousand and $314 thousand, respectively, of total unrecognized compensation expense, related to stock options, which will be recognized over the remaining requisite service period. For the year ended December 31, 2010 the weighted-average remaining contractual life is 5.5 years.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Advertising and marketing expense — Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the years ended December 31, 2010, 2009 and 2008 were $77 thousand, $87 thousand and $207 thousand, respectively.

Transfers of Financial Assets — Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank — put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Reclassifications — Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Recent Account Pronouncements — In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” was adopted into the Accounting Standards Codification (Codification) in December 2009 through the issuance of Accounting Standards Update (ASU) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 was effective for transfers on or after January 1, 2010. The adoption of the new guidance did not have a material impact on Bankshares consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was adopted into the Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on Bankshares consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.” ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on Bankshares consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing Securities and Exchange Commission (SEC) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on Bankshares consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on Bankshares consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on Bankshares consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. Bankshares has included the required disclosures in its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.” This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.” This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures,” that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on Bankshares consolidated financial statements.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance is not expected to have a material impact on Bankshares consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting,” which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

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

The $650,000 promissory note due and payable on February 15, 2011 was refinanced as a commercial loan in the normal course of business. We received a payment of $90,000 in full satisfaction for the promissory note due on February 15, 2011. The payment of $90,000 was based on certain performance metrics realized in the ordinary course of business. We established an allowance of $140,000 against the remaining promissory notes due through February 2015.

The results of the operations and the loss on the sale are reported as discontinued operations in the financial statements.

4.	FAIR VALUE MEASUREMENTS

Bankshares uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic of FASB ASC 820-10, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for Bankshares’ various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

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

FHLB Advances and Time Deposits — Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. As of December 31, 2010, Bankshares had one wholesale liability as a fair value instrument: a long-term Federal Home Loan Bank (FHLB) advance. As of December 31, 2010, all time deposits accounted under the fair value method had matured and Bankshares no longer had any time deposits accounted for under the fair value methodology.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	2010
	Value	(Level 1)	(Level 2)	(Level 3)	Results

December 31, 2010
Assets
Trading securities — PCMOs	$2,075	$—	$—	$2,075	$(87)
Available-for-sale securities
U.S government corporations and agencies	51,763	—	25,773	25,990	—
U.S. government CMOs	22,576	—	22,576	—	—
U.S. government agency MBS	14,805	—	14,805	—	—
PCMO’s	17,621	—	—	17,621	—
Municipal Securities	29,087	—	29,087		—
Liabilities
Time deposits (brokered certificates of deposit)	—	—	—	—	23
FHLB advances	26,208	—	—	26,208	(447)

					$(511)

					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	2009
	Value	(Level 1)	(Level 2)	(Level 3)	Results

December 31, 2009
Assets
Trading securities — PCMOs	$7,460	$—	$—	$7,460	$(859)
Available-for-sale securities
U.S government corporations and agencies	49,786	—	—	49,786	—
U.S. government CMOs	45,617	—	45,617	—	—
U.S. government agency MBS	10,462	—	10,462	—	—
PCMO’s	22,076	—	—	22,076	—
Municipal Securities	17,090	—	17,090		—
Liabilities
Time deposits (brokered certificates of deposit)	9,125	—	9,125	—	430
FHLB advances	25,761	—	—	25,761	600

					$171

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The following table presents the activity in Level 3 fair value measurements for the years ended December 31, 2010 and December 31, 2009.

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Trading Securities	FHLB Advances	AFS Securities

Beginning balance, January 1, 2010	$7,460	$25,761	$71,862
Transfers into Level 3	—	—	—
Sales, maturities or calls	(5,298)	—	(58,942)
Realized gains (losses) on assets	(87)	—	1,103
Realized (gains) losses on liabilities	—	447	—
Unrealized gains (losses) on assets	—	—	263
Purchases	—	—	29,325

Ending balance, December 31, 2010	$2,075	$26,208	$43,611

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

	Trading Securities	FHLB Advances	AFS Securities

Beginning balance, January 1, 2009	$35,947	$26,361	$33,229
Transfers into Level 3	12,251	—	6,597
Sales, maturities or calls	(39,879)	—	(44,890)
Realized gains (losses) on assets	(859)	—	1,210
Realized (gains) losses on liabilities	—	(600)	—
Unrealized gains (losses) on assets	—	—	496
Purchases	—	—	75,220

Ending balance, December 31, 2009	$7,460	$25,761	$71,862

For the assets and liabilities selected for fair value accounting, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. Although there are positive signs in the economy, the market is continuing to act in an unusual manner; therefore, management is continuing to monitor certain instruments using additional inputs as well as implementing its strategy to reduce the fair value portfolio. Changes in fair values associated with fluctuations in market values reported above are reported as trading activity and fair value adjustments on the Consolidated Statements of Operations.

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

The following describes the valuation techniques used by Bankshares to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held For Sale — Loans held for sale are carried at the lower of cost or market value. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Bankshares records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within gain on sale of loans on the Consolidated Statements of Operations. For 2010, there was minimal mortgage banking activity and as such, there were no loans held for sale and thus no gain or loss on residential loan sales for the year ended December 31, 2010 compared to gains of $125 thousand for the year ended December 31, 2009.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

Impaired Loans — Loans are designated as impaired when, in the judgment of management, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the underlying collateral, if any. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Bankshares using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3. Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Other Real Estate Owned (OREO) — OREO is measured at fair value using an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Bankshares using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3.

The following table summarizes Bankshares’ assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at December 31, 2010*
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Assets
Impaired loans, net of valuation allowance	$3,124	$—	$3,124	$—
OREO	$4,627	$—	$4,627	$—

*	As of December 31, 2010, Bankshares did not have any loans held for sale.

	Carrying Value at December 31, 2009
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets
Impaired loans, net of valuation allowance	$3,759	$—	$3,759	$—
OREO	$7,875	$—	$7,875	$—
Loans held for sale	$1,983	$—	$1,983	$—

The following describes the valuation techniques used by Bankshares to measure certain financial assets and liabilities not previously described in this note that are not recorded at fair value on a recurring or nonrecurring basis in the financial statements:

Cash, Due from Banks and Federal Funds Sold  — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Loans Receivable — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

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

Restricted Stock — Restricted investments in correspondent banks are carried at cost based on the underlying redemption provisions of the instruments and therefore are not included in the fair value disclosures.

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

Trust Preferred Capital Notes — The fair value of Bankshares’ Trust Preferred Capital Notes, which are discussed in Note 12, are estimated using discounted cash flow analyses based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The following table reflects the fair value of financial instruments:

Fair Value of Financial Instruments

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$24,078	$24,078	$26,671	$26,671
Federal funds sold	17,870	17,870	2,970	2,970
Trading securities	2,075	2,075	7,460	7,460
Available-for-sale securities	135,852	135,852	145,031	145,031
Loans, net	327,029	324,164	353,761	357,158
Loans held for sale	—	—	1,983	1,983
Accrued interest receivable	2,758	2,758	2,578	2,578
Financial liabilities:
Noninterest-bearing deposits	$124,639	$124,639	$92,846	$92,846
Interest-bearing deposits	282,304	264,176	329,937	309,279
Interest-bearing deposits, at fair value	—	—	9,125	9,125
Short-term borrowings	43,153	43,148	47,290	47,013
FHLB advances	15,000	15,000	25,000	25,000
FHLB advances, at fair value	26,208	26,208	25,761	25,761
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	976	976	1,772	1,772

5.	TRADING SECURITIES

The following table reflects trading securities accounted for on a fair value basis and the effective yield of the instruments as of the dates indicated:

	December 31, 2010		December 31, 2009
	Fair		Fair
	Value	Yield	Value	Yield

Trading securities:
U.S. government corporations and agencies	$—	—%	$3,536	5.08%
PCMOs	2,075	5.32%	3,924	5.36%

Total trading securities	$2,075	5.32%	$7,460	5.23%

At December 31, 2010, none of the trading securities were pledged. At December 31, 2009, trading securities with a carrying value of $4.6 million were pledged to secure repurchase agreements, Federal Home Loan Bank advances, public deposits and for other purposes required or permitted by law. Proceeds from sales and calls of trading securities were $5.3 million and $68.3 million for the years ended December 31, 2010 and 2009, respectively.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

6.	INVESTMENT SECURITIES

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2010 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. government corporations and agencies	$51,684	$657	$(578)	$51,763
U.S. government agency CMOs	22,185	596	(205)	22,576
U.S. government agency MBS	14,587	218	—	14,805
PCMOs	17,180	468	(27)	17,621
Municipal securities	30,653	201	(1,767)	29,087

Total	$136,289	$2,140	$(2,577)	$135,852

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2009 are summarized as follows:

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. government corporations and agencies	$49,482	$536	$(232)	$49,786
U.S. government CMOs	45,567	266	(216)	45,617
U.S. government agency MBS	10,251	214	(3)	10,462
PCMOs	21,884	299	(107)	22,076
Municipal securities	18,017	113	(1,040)	17,090

Total	$145,201	$1,428	$(1,598)	$145,031

There were no held-to-maturity investments as of December 31, 2010 or 2009.

The amortized cost and fair value of available-for-sale securities as of December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issues may have the right to call or prepay obligations without any penalties. Management expects these securities to prepay or be called prior to their contractual maturity.

	Amortized	Fair
	Cost	Value

Due after five years through ten years	$31,412	$31,533
Due after ten years	104,877	104,319

Total	$136,289	$135,852

Proceeds from sales and calls of securities available for sale were $93.0 million, $61.6 million and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Gross gains of $2.3 million, $1.5 million and $28 thousand and gross losses of $45 thousand, $41 thousand and $74 thousand were realized on these sales during 2010, 2009 and 2008, respectively. The tax provision (benefit) applicable to the net realized gain (loss) amounted to $761 thousand, $513 thousand and $(16) thousand, respectively.

At December 31, 2010 and 2009, available-for-sale securities with a carrying value of $119.8 million and $127.4 million, respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank advances, and public deposits and for other purposes required or permitted by law.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The following table presents the aggregate amount of unrealized loss in investment securities as of December 31, 2010 and 2009. The aggregate is determined by summation of all the related securities that have a continuous loss at year end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of year end.

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government corporations and agencies	$25,195	$(578)	$—	$—	$25,195	$(578)
U.S. government agency CMOs	7,252	(205)	—	—	7,252	(205)
PCMOs	4,103	(27)	—	—	4,103	(27)
Municipal securities	19,862	(1,112)	1,966	(655)	21,828	(1,767)

Total temporarily impaired investment securities:	$56,412	$(1,922)	$1,966	$(655)	$58,378	$(2,577)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. government corporations and agencies	$28,243	$(232)	$—	$—	$28,243	$(232)
U.S. government agency CMOs	26,452	(216)	—	—	26,452	(216)
U.S. government agency MBS	2,572	(3)	—	—	2,572	(3)
PCMOs	7,198	(107)	—	—	7,198	(107)
Municipal securities	7,792	(293)	4,104	(747)	11,896	(1,040)

Total temporarily impaired investment securities:	$72,257	$(851)	$4,104	$(747)	$76,361	$(1,598)

Bankshares’ investment security portfolio is primarily comprised of fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments, an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the write-down would be included in earnings as a realized loss. As of December 31, 2010 and 2009, management does not consider any of the unrealized losses to be other-than-temporarily impaired and no impairment charges have been recorded.

There are a total of 54 investment securities totaling $58.4 million that have an unrealized loss and considered temporarily impaired as of December 31, 2010. Management believes the unrealized losses noted in the table above are a result of current market conditions, interest rates and do not reflect on the ability of the issuers to repay the obligations. Approximately $32.4 million or 55.6% of the investments securities with an unrealized loss are backed by the U.S. Government Agencies or Corporations and other forms of underlying collateral. The PCMOs amounting to $4.1 million with an unrealized loss are all rated AAA by at least one national rating service. These instruments are backed by variety of underlying home mortgages. The municipal securities with an unrealized loss amounted to

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

$21.8 million with 98.6% having an investment rating of A better from a least one national rating service. The municipalities have taxing authority and the ability to support their debt. Bankshares does not intend to sell the investments and it is not likely that Bankshares will be required to sell the investments before recovery of the unrealized losses.

Bankshares’ investment in Federal Home Loan Bank (FHLB) stock totaled $4.9 million at December 31, 2010. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock that started in 2009 and ended in 2010, and because the FHLB has shown consistent profitability during 2010, Bankshares does not consider this investment to be other-than-temporarily impaired as of December 31, 2010 and no impairment has been recognized. FHLB stock is included in Restricted stock on the Consolidated Balance Sheets.

7.	LOANS

The following table summarizes the composition of the loan portfolio by dollar amount and percentage as of the dates indicated:

	December 31,
	2010		2009
	Amount	Percentage	Amount	Percentage

Real estate:
Residential real estate	$110,862	33.4%	$110,449	30.7%
Commercial real estate	146,222	44.0%	153,314	42.7%
Construction/land	43,017	12.9%	50,140	14.0%

Total real estate	300,101	90.3%	313,903	87.4%
Commercial and industrial	27,517	8.3%	40,585	11.3%
Consumer — non real estate	4,692	1.4%	4,892	1.3%

Gross loans	332,310	100.0%	359,380	100.0%
Less: allowance for loan losses	(5,281)		(5,619)

Net loans	$327,029		$353,761

As of December 31, 2010 and 2009, there were $894 thousand and $139 thousand respectively in checking account overdrafts that were reclassified on the balance sheet as loans.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The following table represents the credit quality of assets by class:

	Credit Quality Asset by Class
	As Of December 31, 2010
			Special
Internal Risk Rating Grades	Pass	Watch	Mention	Substandard	Doubtful	Loss	Total Loans
	(Dollars in thousands)

Risk Rating Number(1)	1 to 5	6	7	8	9	10
Commercial and industrial	$24,539	$437	$734	$1,807	$—	$—	27,517
Commercial real estate
Owner occupied	73,834	634	2,074	3,273	—	—	79,815
Non-owner occupied	59,757	2,732	3,918	—	—	—	66,407
Construction/land
Residential	17,483	1,553	—	3,300	872	—	23,208
Commercial	7,723	1,633	1,492	8,961	—	—	19,809
Residential real estate
Equity Lines	43,266	958	348	397	—	—	44,969
Single family	45,520	6,627	3,312	5,846	272	—	61,305
Multifamily	4,588	—	—	—	—	—	4,588
Consumer-non real estate	4,501	—	—	191	—	—	4,692

Totals	$281,211	$14,574	$11,878	$23,775	$872	$—	$332,310

(1)	Internal risk ratings of pass (rating numbers 1 to 5) and watch (rating number 6) are deemed to be unclassified assets. Internal risk ratings of special mention (rating number 7), substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.

The following table sets forth the aging and non-accrual loans by class for December 31, 2010:

	Aging and Nonaccrual Loans by Class
	As of December 31, 2010
						90-days
		60-89	90 Days or			Past Due
	30-59 Days	Days Past	More Past	Total Past		and Still	Nonaccrual
	Past Due	Due	Due	Due	Current	Accruing	Loans
	(Dollars in thousands)

Commerical and industrial	$718	$—	$—	$718	$26,799	$—	$—
Commercial real estate
Owner occupied	1,992	—	291	2,283	77,532	—	291
Non-owner occupied	328	—	—	328	66,079	—	—
Construction/land
Residential	2,585	—	1,128	3,713	19,495	256	872
Commercial	1,859	1,917	—	3,776	16,033	—	—
Residential real estate
Equity Lines	427	—	—	427	44,541	—	—
Single Family	5,608	—	478	6,086	55,220	—	740
Multifamily	—	—	—	—	4,588	—	—
Consumer -non real estate	—	91	—	91	4,601	—	—

Total loans	$13,517	$2,008	$1,897	$17,422	$314,888	$256	$1,903

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

8.	ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the year ended December 31:

	2010	2009	2008

Balance, beginning of year	$5,619	$5,751	$6,411
Provision for loan losses	1,753	2,995	4,724
Loans charged off	(2,239)	(3,294)	(6,014)
Recoveries of loans charged off	148	167	630

Net charge-offs	(2,091)	(3,127)	(5,384)

Balance, end of year	$5,281	$5,619	$5,751

The following table represents the allocation of allowance for loan losses by segment:

	Allowance for Loan Losses
	As of December 31, 2010
	Commercial	Commercial	Construction	Residential
	and Industrial	Real Estate	Land	Real Estate	Consumer	Total

Ending Balance:
Allowance for Loan Losses	$463	$1,420	$700	$2,613	$85	$5,281

Individually evaluated for impairment	$—	$77	$696	$100	$—	$873

Collectively evaluated for impairment	$463	$1,343	$4	$2,513	$85	$4,408

Ending Balance:
Loans	$27,517	$146,222	$43,017	$110,862	$4,692	$332,310

Individually evaluated for impairment	$—	$291	$3,272	$740	$—	$4,303

Collectively evaluated for impairment	$27,517	$145,931	$39,745	$110,122	$4,692	$328,007

Impaired loans and non-accrual loans are summarized as follows for the year ended December 31:

	2010	2009	2008

Impaired loans without a valuation allowance	$306	$367	$—
Impaired loans with a valuation allowance	3,997	5,254	4,895

Total impaired loans	$4,303	$5,621	$4,895

Valuation allowance related to impaired loans	$873	$1,495	$1,148

Total loans past due 90 days and still accruing	$256	$—	$90

Average investment in impaired loans	$4,400	$6,244	$27,975

Interest income recognized on impaired loans	$226	$269	$553

Interest income recognized on a cash basis on impaired loans	$226	$269	$553

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The following table represents specific allocation for impaired loans by class:

	Specific Allocation for Impaired Loans by Class
	As of December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)

With no related allowance:
Residential real estate:
Single Family	$306	$322	$—	$320	$9
With an allowance recorded
Commercial real estate
Owner occupied	291	291	77	293	20
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	3,272	3,428	696	3,353	197
Commercial	—	—	—	—	—
Residential real estate
Single family	434	457	100	434	—

Total:	$4,303	$4,498	$873	$4,400	$226

There were no non-accrual loans excluded from impaired loan disclosures as of December 31, 2010, 2009 and 2008. No additional funds are committed to be advanced in connection with impaired loans. At December 31, 2010 there were $212 thousand in troubled debt restructured loans. There were no such loans at December 31, 2009 and 2008.

9.	OTHER REAL ESTATE OWNED

The table below reflects changes in Other Real Estate Owned (OREO) for the periods indicated:

	Year Ended December 31,
	2010	2009	2008

Balance, beginning of year	$7,875	$11,749	$4,277
Properties acquired at foreclosure	1,973	3,602	17,706
Capital improvements on foreclosed properties	55	55	915
Sales on foreclosed properties	(4,918)	(5,873)	(8,039)
Valuation adjustments	(358)	(1,658)	(3,110)

Balance, end of year	$4,627	$7,875	$11,749

The table below reflects expenses applicable to OREO for the periods indicated:

	Year Ended December 31,
	2010	2009	2008

Net loss on sales of OREO	$303	$33	$120
Valuation adjustments	358	1,658	3,110
Operating expenses	180	671	759

Total OREO related expenses	$841	$2,362	$3,989

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

10.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31:

	2010	2009

Leasehold improvements	$1,742	$1,726
Furniture, fixtures and equipment	5,667	5,461

	7,409	7,187
Less: accumulated depreciation and amortization	(5,825)	(5,149)

Premises and equipment, net	$1,584	$2,038

Depreciation and amortization charged to operations in 2010, 2009 and 2008 totaled $695 thousand, $737 thousand, and $805 thousand, respectively.

11.	FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2010, we had a credit line of $107.5 million with the Federal Home Loan Bank of Atlanta. In order to borrow under the arrangement we secure the borrowings with investment securities and loans. As of December 31, 2010, we pledged available-for-sale investment securities and trading securities with a par value of $20.3 million and loans with a value of $236.7 million to facilitate current and future transactions.

Bankshares has two advances from the FHLB: one fixed rate advance and one floating rate advance.

At December 31, 2010 and December 31, 2009, the FHLB advance accounted for on a fair value basis had a value of $26.2 and $25.8 million, respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% at December 31, 2010 and December 31, 2009. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at December 31, 2010 and December 31, 2009.

At December 31, 2010 there was one FHLB advance accounted for on a cost basis. Bankshares entered into this floating rate advance in the first quarter of 2010 for $15.0 million. The advance matures in 2012 and the interest rate at December 31, 2010 was 0.184%. The weighted average interest rate for the both FHLB advances is 2.56%.

12.	TRUST PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the Trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through December 31, 2010 Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of December 31, 2010, the total

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

amount of deferred and compounded interest owed under the indenture is $574 thousand. The base interest rate as of December 31, 2010 was 3.45% and as of December 31, 2009 was 3.40%.

All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At December 31, 2010 and December 31, 2009, the entire amount was considered Tier 1 capital.

13.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2010	2009	2008

Current	$344	$(2,425)	$(2,457)
Deferred tax (benefit)	—	102	(2,397)

Income tax expense (benefit)	$344	$(2,323)	$(4,854)

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2010	2009	2008

Computed at the expected statutory rate	$357	$(2,285)	$(4,717)
Tax exempt income, net	(109)	(239)	(246)
Other	96	201	109

Income tax expense (benefit)	$344	$(2,323)	$(4,854)

Deferred Taxes.  Bankshares has recorded a deferred tax asset as of December 31, 2010 and 2009. In accordance with ASC 740-10, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the tax benefit generated by net operating losses depends upon the existence of sufficient taxable income within the applicable carryback and carryforward periods. Bankshares periodically assesses the need to establish, increase, or decrease a valuation allowance for deferred tax assets.

Bankshares performed an analysis to determine if a valuation allowance for deferred tax assets was necessary. Our analysis reviewed various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted. The three year cumulative loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. We considered positive evidence such as previous earnings patterns, the recent history of loan charge-offs, nonperforming assets, OREO expenses, multiyear business projections and the potential realization of net operating loss, (NOL) carry forwards within the prescribed time periods. In addition, we considered tax planning strategies that would impact the timing and extent of taxable income. The projected performance metrics over the period of NOL recognition indicates that it is more likely than not that Bankshares will have sufficient taxable income to recognize the deferred tax assets as of December 31, 2010. As part of the projected performance analysis, we stress tested the performance in several different scenarios. In all scenarios, Bankshares generated sufficient taxable income to recognize the deferred tax asset over a reasonable time horizon. Therefore, Bankshares has concluded that a valuation allowance for deferred tax assets is not necessary as of December 31, 2010 or 2009.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The components of the net deferred tax assets and liabilities are as follows:

	2010	2009

Deferred tax assets:
Bad debt expense	$1,795	$1,911
Deferred rent	21	25
Deferred data processing costs	77	—
Unrealized loss on available-for-sales securities	149	58
Depreciation and amortization	—	11
Other real estate owned	1,066	1,478
Net operating loss carryforward	2,752	1,625
Other	61	111
Fair value adjustment	652	532

	6,573	5,751

Deferred tax liabilities:
Deferred loan costs, net	107	116
Depreciation and amortization	18	—
Other	34	41

	159	157

Net deferred tax assets	$6,414	$5,594

On November 6, 2009, a new law was enacted that changes the rules and regulations for NOL carrybacks for large corporations (as defined by the Internal Revenue Service (IRS)). The new rules allow for a carryback period of five years. Bankshares filed the appropriate tax forms seeking a refund of $3.9 million. In early 2010, Bankshares received approximately $3.4 million of the refund. The remaining amounts due are related to alternative minimum taxes and we anticipate a full refund of the alternative minimum taxes paid.

Bankshares files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, Bankshares is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007.

14.	OPERATING EXPENSES

The components of other operating expenses for the years ended December 31, were as follows:

	2010	2009	2008

Business development	$361	$557	$621
Office expense	549	624	772
Bank operations expense	296	339	309
Data processing	1,023	828	796
Professional fees	2,192	1,775	1,832
FDIC insurance	1,369	2,239	605
Other	1,305	1,770	1,459

Total	$7,095	$8,132	$6,394

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

15.	RELATED PARTY TRANSACTIONS AND LETTERS OF CREDIT

Bankshares grants loans and letters of credit to its executive officers, directors and their affiliated entities. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features. The aggregate amount of such loans outstanding at December 31, 2010 and 2009 was approximately $2.3 million and $2.5 million, respectively. During 2010, new loans and line of credit advances to such related parties amounted to $150 thousand in the aggregate and payments amounted to $360 thousand in the aggregate.

Bankshares also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2010 and 2009 amounted to $1.1 million and $2.1 million, respectively.

16.	COMMITMENTS AND CONTINGENCIES

As a member of the Federal Reserve System, Bankshares is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2010 and 2009, the aggregate amounts of daily average required balances were $10.2 million and $11.2 million, respectively.

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as guarantees, commitments to extend credit, etc., which are not reflected in the accompanying consolidated financial statements. Bankshares does not anticipate losses as a result of these transactions. See Note 19 with respect to financial instruments with off-balance-sheet risk. Bankshares is obligated under several operating leases, with initial terms of three to ten years, for its office locations and branch sites.

Total rental expense for the occupancy leases for the years ended December 31, 2010, 2009 and 2008 was $2.3 million, $2.0 million, and $1.5 million, respectively. Bankshares also leases office equipment and vehicles pursuant to operating leases with various expiration dates. Total rental expense for office equipment and vehicles for the years ended December 31, 2010, 2009 and 2008 was $130 thousand, $105 thousand and $183 thousand, respectively.

Bankshares leases office space for seven of its branch locations and corporate headquarters location. These non-cancelable agreements, which expire through March 2019, in some instances require payment of certain operating charges. At December 31, 2010, minimum annual rental commitments under these leases (in thousands) are as follows:

2011	$1,822
2012	1,791
2013	1,543
2014	1,238
2015	1,274
Thereafter	1,923

Total	$9,591

Bankshares has made a decision to exit the Fredericksburg, Virginia market place and is actively attempting to sublease a single facility under lease agreement in the Fredericksburg, Virginia market. Bankshares has recorded a liability of $161 thousand as of December 31, 2010 for the estimated present value of the potential differential between the contractual rental obligations and potential subleasing income.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

17.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31:

	2010	2009	2008

Supplemental Disclosures of Cash Flow Information:
Interest paid during the year	$8,714	$14,357	$16,082

Income taxes paid during the year	$—	$—	$—

Supplemental Disclosures of Noncash Activities:
Fair value adjustment for securities	$(267)	$(164)	$261

Transfer of loans to foreclosed assets	$1,973	$3,602	$17,706

18.	DEPOSITS

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2010 and 2009 was $48.8 million and $59.1 million, respectively. Brokered deposits totaled $100.0 million and $137.4 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, the scheduled maturities of time deposits are as follows:

2011	$89,905
2012	62,057
2013	34,685
2014	10,893
2015	2,671

Total	$200,211

Bankshares has made a special effort to obtain deposits from title and mortgage loan closing companies. These balances represent a substantial portion of our non-interest bearing deposits, which creates a real estate industry concentration.

At December 31, 2010, there were no certificates of deposit carried at fair value. Certificates of deposit with a face value and fair value of $9.1 million were carried at fair value on December 31, 2009.

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

At December 31, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2010	2009

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$34,773	$44,854
Standby letters of credit	2,274	2,630

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

At December 31, 2010, Bankshares had no rate lock commitments to originate mortgage loans and no loans held for sale.

From time to time Bankshares will enter into forward purchase agreements for investment securities. These purchases generally will settle within 90 days of the end of the reporting period. As of December 31, 2010 Bankshares had no forward purchase commitments.

Bankshares maintains cash accounts and Federal funds sold in other commercial banks. The amount on deposit with correspondent institutions, including Federal funds sold at December 31, 2010, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $13.1 million.

20.	SIGNIFICANT CONCENTRATIONS

Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. Commercial real estate loans are 44.0% of the total gross loan portfolio as of December 31, 2010 and total real estate loans are 90.3% of the total gross loan portfolio as of December 31, 2010. The impact of this concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.

21.	EMPLOYEE BENEFITS

Bankshares has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate immediately on employment provided they are age 21 or older. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. In the first quarter of 2010, Bankshares elected to discontinue the 401(k) matching contributions. In 2009, Bankshares matched 50% of the first 2% of employee contributions up to 1%. In 2008, Bankshares matched 50% of the first 6% of employee contributions up to 3%. Matching contributions totaled $3 thousand, $45 thousand and $115 thousand, for the years ended December 31, 2010, 2009 and 2008, respectively. Bankshares may also make, but is not required to make, a discretionary contribution for each participant. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. No discretionary contributions were made by Bankshares during the years ended December 31, 2010, 2009 and 2008.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

22.	REGULATORY MATTERS

Federal and state banking regulations place certain restrictions on cash dividends paid and loans or advances made by the Bank to Bankshares. The total amount of dividends which may be paid at any date is generally limited to a portion of retained earnings as defined. As of December 31, 2010, no funds were available to be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval. As of December 31, 2010, 2009 and 2008, no cash dividends were declared.

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that Bankshares and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

the Bank’s category. Bankshares’ and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are also presented in the table.

					Minimum
					to be Well
					Capitalized
					Under
					Prompt
			Minimum Capital		Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Total Capital (to Risk Weighted Assets) Consolidated	$45,383	12.9%	$28,182	8.0%	N/A	N/A
Alliance Bank Corporation	$44,910	12.8%	$28,089	8.0%	$35,111	10.0%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$40,983	11.6%	$14,091	4.0%	N/A	N/A
Alliance Bank Corporation	$40,510	11.5%	$14,044	4.0%	$21,067	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$40,983	7.5%	$21,880	4.0%	N/A	N/A
Alliance Bank Corporation	$40,510	7.4%	$21,838	4.0%	$27,298	5.0%
As of December 31, 2009:
Total Capital (to Risk Weighted Assets) Consolidated	$47,225	11.6%	$32,479	8.0%	N/A	N/A
Alliance Bank Corporation	$46,463	11.5%	$32,408	8.0%	$40,510	10.0%
Tier 1 Capital (to Risk Weighted Assets) Consolidated	$42,154	10.4%	$16,240	4.0%	N/A	N/A
Alliance Bank Corporation	$41,392	10.2%	$16,204	4.0%	$24,306	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$42,154	7.1%	$23,874	4.0%	N/A	N/A
Alliance Bank Corporation	$41,392	7.0%	$23,661	4.0%	$29,576	5.0%

23.	STOCK OPTION PLAN

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

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The 1999 Plan and the 2007 Plan are summarized in the following tables:

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	December 31,
	2010	2009	2008

Dividend yield	0.00%	0.00%	0.00%
Expected life	7.00 years	5.00 years	5.00 years
Expected volatility	71.37%	55.86%	25.27%
Risk-free interest rate	2.29%	2.00%	3.33%

The expected volatility is based on historical volatility. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on Bankshares’ history and expectation of dividend payouts.

A summary of the status of Bankshares stock option plan is presented below:

	2010			2009		2008
		Weighted			Weighted		Weighted
		Average	Average		Average		Average
	Number of	Exercise	Intrinsic*	Number of	Exercise	Number of	Exercise
	Shares	Price	Value	Shares	Price	Shares	Price

Outstanding at January 1	684,005	$11.27		898,998	$9.57	932,667	$9.80
Granted	60,000	2.89		31,000	2.21	9,000	2.99
Forfeited	(243,795)	11.27		(1,725)	13.04	(42,669)	13.12
Exercised	—	—		—	—	—	—
Expired	—	—		(241,681)	3.87	—	——

Outstanding at December 31	500,210	$10.26	$—	684,005	$11.27	898,998	$9.57

Exercisable at end of year	373,985	$11.80	$—	515,235	$11.89	680,570	$8.94

Weighted-average fair value per option of options granted during the year	$1.82			$0.89		$0.87

*	The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on changes in the market value of Bankshares’ stock. The fair value (present value of the estimated future benefit to the option holder) of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

The status of the options outstanding at December 31, 2010 is as follows:

Options Outstanding
	Weighted		Options Exercisable
	Average	Weighted		Weighted
	Remaining	Average		Average
Number	Contractual	Exercise	Number	Exercise
Outstanding	Life	Price	Exercisable	Price

10,350	1 year	$4.25	10,350	$4.25
29,756	2 years	$4.69	29,756	$4.69
85,819	3 years	$9.58	85,819	$9.58
91,425	4 years	$16.37	91,425	$16.37
68,310	5 years	$13.91	68,310	$13.91
3,450	6 years	$16.28	3,450	$16.28
123,550	7 years	$11.20	79,050	$11.25
5,050	8 years	$2.60	2,450	$2.90
22,500	9 years	$2.40	3,375	$2.40
60,000	10 years	$2.89	—	$—

500,210	5.5 years	$10.26	373,985	$11.80

24.	EARNINGS (LOSS) PER SHARE

The earnings per share, basic and diluted for the years ended December 31, 2010, 2009 and 2008 were based on average shares of 5,106,819 for each year. Average potential common shares of 478,210, 782,736, and 915,558 have been excluded from the earnings (loss) per share calculation for 2010, 2009 and 2008, respectively, because their effects were anti-dilutive.

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

25.	PARENT ONLY FINANCIAL INFORMATION

ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)

Balance Sheets
December 31, 2010 and 2009

	2010	2009

Assets
Cash	$299	$424
Investment in subsidiaries	43,211	42,372
Other assets	1,058	878

Total assets	$44,568	$43,674

Liabilities
Trust preferred capital notes	$10,310	$10,310
Other liabilities	573	230

Total liabilities	$10,883	$10,540

Stockholders’ Equity
Common stock	$20,427	$20,427
Capital surplus	25,857	25,835
Retained earnings (deficit)	(12,311)	(13,016)
Accumulated other comprehensive (loss), net	(288)	(112)

Total stockholders’ equity	$33,685	$33,134

Total liabilities and stockholders’ equity	$44,568	$43,674

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)

Statements of Operations
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Interest Income	$—	$13	$—

Expenses
Interest expense	$367	$415	$671
Professional fees	15	54	51
Other expense	89	76	98

Total expense	$471	$545	$820

Loss before income tax (benefit) and undistributed income (loss) of subsidiaries	$(471)	$(532)	$(820)
Income tax (benefit)	(160)	(181)	(278)

Loss before undistributed income (loss) of subsidiaries	$(311)	$(351)	$(542)

Undistributed income (loss) of subsidiaries	1,016	(4,045)	(8,478)

Net income (loss)	$705	$(4,396)	$(9,020)

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

ALLIANCE BANKSHARES CORPORATION
(Parent Corporation Only)

Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash Flows from Operating Activities
Net income (loss) from continuing operations	$705	$(3,725)	$(9,461)
Net income (loss) from discontinued operations	—	(671)	441
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed (income) loss of subsidiaries	(1,016)	4,045	8,478
Stock-based compensation expense	22	471	282
Increase in other assets	115	(132)	(15)
Increase in accrued expenses	49	135	7

Net cash provided by (used in) operating activities	(125)	123	(268)

Cash and Cash Equivalents
Net increase (decrease) in Cash and Cash Equivalents	(125)	123	(268)
Beginning of Year	424	301	569

End of Year	$299	$424	$301

Alliance Bankshares Corporation
Notes To Consolidated Financial Statements

26.	SEGMENT REPORTING

On December 29, 2009, Bankshares sold AIA, thus discontinuing our insurance agency segment. Thus Bankshares had no reportable segments.

Revenues from commercial banking operations consist primarily of interest earned on loans, investment securities, trading account assets and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market and loan origination fee income. The mortgage banking revenues for 2009 and 2008 are included in the Bank results as this is a small component of the overall bank results.

27.	SUBSEQUENT EVENTS

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

On November 10, 2010, a former employee of the Bank filed suit against Bankshares, the Bank, the Chairman of the Board of Directors and the President and CEO of the organizations in the Circuit Court of Fairfax County, Virginia. Bankshares has settled this litigation effective January 26, 2011. The financial effects of the settlement are reflected in the consolidated financial statements as of December 31, 2010.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.  Bankshares has disclosure controls and procedures to ensure that the information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and regulations, and that such information is accumulated and communicated to Bankshares’ management, including Bankshares’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Bankshares’ management evaluated, with the participation of its Chief Executive Officer and the Chief Financial Officer, the effectiveness of Bankshares’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Bankshares’ disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of Bankshares’ internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2010, Bankshares’ internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of Bankshares’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Bankshares’ registered public accounting firm pursuant to rules of the SEC that permit Bankshares to provide only management’s report in this annual report.

Changes in Internal Controls.  There were no changes in Bankshares’ internal control over financial reporting during Bankshares’ quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting.

Item 9B.	Other Information

John B. McKenney, III, SVP-Chief Credit Officer, has announced his intention to retire during the second quarter of 2011. The exact date of his retirement has not yet been determined, while Bankshares and the Bank plan for his departure. Bankshares and the Bank have internal resources who will likely assume Mr. McKenney’s responsibilities upon his retirement, and a plan is being developed to ensure a smooth transition

PART III.

Except as otherwise indicated, information called for by the following items under Part III will be contained in the proxy statement for Bankshares’ 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”).

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to Bankshares’ directors, nominating committee and audit committee will be contained in the 2011 Proxy Statement under the captions “Election of Directors” and “Meetings and Committees of the Board of Directors,” and is incorporated herein by reference. All other information required by this item will be contained in the 2011 Proxy Statement under the captions “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics,” and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation will be contained in the 2011 Proxy Statement under the caption “Executive Compensation,” and is incorporated herein by reference. Information regarding director compensation will be contained in the 2011 Proxy Statement under the caption “Director Compensation,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning stock ownership by directors, executive officers and greater than five percent beneficial owners will be contained in the 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference. Information regarding equity securities of Bankshares that are authorized for issuance under equity compensation plans will be contained in the 2011 Proxy Statement under the caption “Securities Authorized for Issuance Under Equity Compensation Plans,” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding transactions with management and director independence will be contained in the 2011 Proxy Statement under the captions “Interest of Management in Certain Transactions” and “Director Independence,” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services and pre-approval policies is contained in the 2011 Proxy Statement under the captions “Principal Accountant Fees and Services” and “Pre-Approval Policies,” and is incorporated herein by reference.

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

10	.1*	Alliance Bankshares Corporation Stock Option Plan, as restated effective March 25, 2003, and further amended April 27, 2005 (incorporated by reference to Appendix A to the definitive proxy statement filed May 2, 2005).
10	.1.1*	Form of Stock Option Agreement for Alliance Bankshares Corporation Stock Option Plan (incorporated by reference to Exhibit 10.1.1 to Form 10-K filed March 31, 2006).
10	.3*	Amended and Restated Employment Agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 10, 2007).
10	.3.1*	Amendment to the Employment Agreement between Alliance Bank and Paul M. Harbolick, Jr. dated as of December 30, 2008 (incorporated by reference to Exhibit 10.3.1 to Form 10-K filed April 15, 2009).
10	.4*	Amended and Restated Employment Agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 10, 2007).
10	.4.1*	Amendment to the Employment Agreement between Alliance Bank and Craig W. Sacknoff, dated as of December 30, 2008 (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed April 15, 2009).
10	.6*	Amended and Restated Employment Agreement between Alliance Bank and Frank H. Grace, III dated March 1, 2007 (incorporated by reference to Exhibit 10.6 to Form 10-Q files May 10, 2007).
10	.6.1*	Amendment to the Amended and Restated Employment Agreement between Alliance Bank and Frank H. Grace, III, dated as of December 30, 2008 (incorporated by reference to Exhibit 10.6.1 to Form 10-K filed April 15, 2009).
10	.6.2*	Employment Agreement between Alliance Bank and Frank H. Grace, III, dated as of January 13, 2004, as amended on February 27, 2004 (incorporated by reference to Exhibit 10.34 to Form 10-KSB file April 1, 2004).
10	.7*	Base Salaries of Named Executive Officers.
10	.8*	Non-Employee Director Compensation.
10	.10*	Employment Agreement between Alliance Bank and John B. McKenney, III, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.10 to Form 10-Q filed May 10, 2007).
10	.10.1*	Amendment to the Employment Agreement between Alliance Bank and John B. McKenney, III, dated as of December 30, 2008 (incorporated by reference to Exhibit 10.10.1 to Form 10-K filed April 15, 2009).
10	.11*	Alliance Bankshares Corporation 2007 Incentive Stock Plan, effective as of June 13, 2007 (incorporated by reference to Appendix A to definitive proxy statement filed April 30, 2007).
10	.12*	Form of Stock Option Agreement for Alliance Bankshares Corporation 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.12 to Form 8-K filed November 9, 2007).
10	.13*	Employment Agreement between Alliance Bankshares Corporation, Alliance Bank Corporation, and William E. Doyle, Jr., dated as of May 4, 2010 (incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 16, 2010).
10	.14*	Employment Agreement between Alliance Bank Corporation and George F. Cave, dated as of October 22, 2010 (incorporated by reference to Exhibit 10.14 to Form 10-Q filed November 15, 2010).
21		Subsidiaries of the Registrant.
23.1		Consent of Yount, Hyde & Barbour, P.C.
31.1		Certification of CEO pursuant to Rule 13a-14(a).
31.2		Certification of CFO pursuant to Rule 13a-14(a).
32		Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

*	Management Contracts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION
(Registrant)

March 31, 2011 Date	/s/ William E. Doyle, Jr. William E. Doyle, Jr. Director, President & Chief Executive Officer (principal executive officer)

March 31, 2011 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr. Executive Vice President & Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2011 Date	/s/ William M. Drohan William M. Drohan Director

March 31, 2011 Date	/s/ Donald W. Fisher, PhD Donald W. Fisher Chairman of the Board of Directors Director

March 31, 2011 Date	/s/ Lawrence N. Grant Lawrence N. Grant Director

March 31, 2011 Date	/s/ Robert C. Kovarik, Jr. Robert C. Kovarik, Jr. Director

March 31, 2011 Date	/s/ D. Mark Lowers D. Mark Lowers Director

March 31, 2011 Date	/s/ Douglas W. McMinn Douglas W. McMinn Director

March 31, 2011 Date	/s/ Serina Moy Serina Moy Director

March 31, 2011 Date	/s/ J. Eric Wagoner J. Eric Wagoner Director

March 31, 2011 Date	/s/ Robert G. Weyers Robert G. Weyers Director

March 31, 2011 Date	/s/ Oliver T. Carr, III Oliver T. Carr, III Director

March 31, 2011 Date	/s/ William E. Doyle, Jr. William E. Doyle, Jr. Director, President & Chief Executive Officer (principal executive officer)

March 31, 2011 Date	/s/ Paul M. Harbolick, Jr. Paul M. Harbolick, Jr. Executive Vice President & Chief Financial Officer (principal financial and accounting officer)