Form 10-K/A
period 2010-12-31
ALLIANCE BANKSHARES CORP
filed 2011-05-02
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Alliance Bankshares Corporation’s (“Bankshares”) Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011 (the “Original Filing”). Bankshares is filing the Amendment solely for the purpose of amending and restating Part III (Items 10, 11, 12, 13 and 14) to provide disclosure that previously was to be incorporated by reference to Bankshares’ definitive proxy statement for the 2011 Annual Meeting of Shareholders. No attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Amendment under Item 15 of Part IV hereof.
PART III.
     For purposes of this Part III, unless the context indicates otherwise, references to “we,” “us”, “our” and “Alliance” refer to Bankshares and Alliance Bank Corporation (the “Bank”) collectively, and references to the “Board of Directors” or “Board” refer to the Board of Directors of Bankshares.
Item 10. Directors, Executive Officers and Corporate Governance
Information About Directors
     The table below shows the current members of the Board of Directors of Bankshares, their ages as of April 15, 2011, the year they first became a director and their business experience during the past five years. In addition, the table below also shows the specific experience, qualifications, attributes and skills that led the Board of Directors of Bankshares to conclude that each person should serve as a director of Bankshares.

	Director
Name (Age)	Since(1)	Principal Occupation During Past Five Years
Oliver T. Carr, III (46)	2007	Mr. Carr has served as President and CEO of Carr Properties, which is the operating group owned by the Commingled Pension Trust Fund of JPMorgan Chase Bank, N.A. since 2007. Carr Properties manages 3.6 million net rental square feet of commercial office properties in the Washington, D.C. metropolitan area. Mr. Carr was also the founder, President and CEO of Columbia Equity Trust, a publicly traded REIT, and served as Chairman of the Board from 2005 to 2007.

	Director
Name (Age)	Since(1)	Principal Occupation During Past Five Years
		Mr. Carr has a long history of community service in the Washington, D.C. area. He holds a Masters degree in Real Estate Development from MIT and a Bachelors degree from Trinity College and resides in Potomac, Maryland. He serves on the nominating and compensation committees. As a result of Mr. Carr’s extensive real estate and business experience, Mr. Carr provides the Board of Directors with invaluable insights on local business and commercial property trends. Mr. Carr also leverages his management experience to enhance the Board’s decision-making and oversight processes.

William E. Doyle, Jr. (58)	2010	Mr. Doyle became the President and Chief Executive Officer of Bankshares and the Bank in May 2010, after serving as Interim President and Chief Executive Officer of Bankshares and the Bank since January 2010. Mr. Doyle served as President, Chief Executive Officer and an organizing director of Monument Financial Services, LLC from 2008 through 2009, where he led an organizing group in efforts to form a new community bank in the Richmond, Virginia area. Mr. Doyle also served as President, Chief Executive Officer and an organizing director of Frontier Community Bank (In Organization) in Augusta County, Virginia during 2006 and 2007, as Interim President, Chief Executive Officer and as a director of Citizens Bancorp of Virginia, Inc. in 2004 and 2005, and as President, Chief Executive Officer and Director of Guaranty Financial Corporation and Guaranty Bank from 2001 to 2004. Prior to 2001, Mr. Doyle served as Senior Vice President of Retail Banking and Mortgage Banking of the Middleburg Bank and as Corporate Senior Vice President and Director of Marketing of the Consumer Finance Group of Crestar Bank. Mr. Doyle presently serves on the board of directors of the Virginia Bankers Association Management Services Corporation. He has previously served on the boards of the Virginia Bankers Association Benefits Corporation and Bankers Insurance LLC. Mr. Doyle holds a Masters degree in Business Administration from Duke University and earned a Bachelor of Science in Business Administration degree from Old Dominion University. Drawing from his extensive banking and bank organization experience, Mr. Doyle brings comprehensive

	Director
Name (Age)	Since(1)	Principal Occupation During Past Five Years
		knowledge of banking operations and the regulation of depositary institutions to the Board of Directors. Mr. Doyle also contributes his significant corporate governance experience which he has developed serving both banking and nonprofit organizations.

William M. Drohan (57)	1997	Mr. Drohan is a resident of Great Falls, Virginia, and is the President of the Drohan Management Group, an association management and consulting firm. Mr. Drohan served as Chairman of the Board of Directors from 2009 to 2011 and currently serves as Vice-Chairman of the Board of Directors. In addition, he serves on the audit and nominating committees. Mr. Drohan formerly served as Executive Director of the National Association of State Credit Union Supervisors. He also serves on the board of directors of the Consultants Section of American Society of Association Executives and formerly served on the Board of Advisors to the George Washington University School of Business Mr. Drohan holds BS and MBA degrees. Mr. Drohan has an extensive understanding of the financial services industry and provides the Board of Directors key insights for assessing and managing risks and formulating corporate strategy. Mr. Drohan’s consulting experience offers the Board unique and valuable analytical and problem-solving techniques.

Donald W. Fisher, PhD (65)	2009	Dr. Fisher was appointed Chairman of the Board of Directors in February 2011. He has served as the President and Chief Executive Officer of the American Medical Group Association (“AMGA”) since October 1980. Dr. Fisher also serves as Chairman of the Board of AMGA’s subsidiary Anceta, LLC. Dr. Fisher’s other AMGA-related offices include Secretary/Treasurer of the American Medical Group Foundation, Treasurer of the American Medical Group Association Political Action Committee, and President and Chief Executive Officer of the American Medical Group Corporation. Prior to joining the AMGA, Dr. Fisher served as the Executive Director of the American Academy of Physician Assistants in Alexandria, Virginia. Dr. Fisher serves on the Boards of Directors for the Disease Management Association of America, the Council of Accountable Physician Practices and the American

	Director
Name (Age)	Since(1)	Principal Occupation During Past Five Years
		International Health Alliance. Dr. Fisher earned a BS degree from Millsaps College, MS and PhD degrees from the University of Mississippi School of Medicine, and completed the Group Practice Executive Manager’s Institute at the Wharton School of Business. Dr. Fisher resides in Alexandria, Virginia. He serves on the nominating committee. Through over 31 years of experience with AMGA, Dr. Fisher has developed extensive executive management knowledge and leadership skills that provide the Board of Directors with a unique perspective on corporate governance and corporate strategy.

Lawrence N. Grant, CLUR, CPCU (72)	1996	Mr. Grant founded the Independent Insurance Center, Inc., which writes property and casualty, bonding, life and health coverage for commercial and personal clients, specializing in contractors, restaurants, auto services, and high tech companies, with offices in Leesburg and Winchester, Virginia. Mr. Grant is also President of Fire Mark Insurance Associates, Inc. and is the Vice-President of Associated Risk Managers of Virginia, Inc. Mr. Grant resides in Leesburg, Virginia. He serves on the nominating committee. Mr. Grant has developed extensive risk assessment and risk management expertise that contributes a vital perspective to the Board’s oversight and risk management processes. Mr. Grant has served on the Board of Directors for 15 years and possesses a strong understanding of Bankshares’ history, business, organization and challenges in the current economic environment.

Robert C. Kovarik, Jr. (61)	2011	Mr. Kovarik is a resident of Oakton, Virginia and in 2008 retired as a Partner in the National Professional Practice Group of Ernst & Young, LLP (“E&Y”). As a Partner of E&Y from 2002 to 2008, Mr. Kovarik managed engagements by a wide range of companies in the Mid-Atlantic for services related to audits of financial statements, assistance with SEC filings, internal control reviews, due diligence on potential acquisitions, and other transactional advice and operational reviews. Mr. Kovarik also regularly assisted E&Y engagement teams with consultations on complex or highly judgmental accounting and auditing matters. Prior to joining E&Y, Mr. Kovarik was a Partner in the Washington and Northern

	Director
Name (Age)	Since(1)	Principal Occupation During Past Five Years
		Virginia audit practice of Arthur Andersen LLP from 1986 to 2002. Mr. Kovarik also teaches undergraduate advanced accounting courses at the University of Maryland. He serves on the nominating and audit committees. Kovarik brings to the Board of Directors significant experience and expertise in accounting and auditing matters, including resolution of complex accounting issues and review of corporate financial statements. Mr. Kovarik also contributes his substantial knowledge of financial reporting processes and internal controls that he developed during his 22 years as a partner with large accounting and audit firms.

D. Mark Lowers (52)	2010	Mr. Lowers is a resident of Round Hill, Virginia and, since 2004, has served as President and Chief Executive Officer of Lowers & Associates, LLC, an international risk management, risk mitigation and loss prevention firm that provides services to insurance companies, banks and other financial institutions. Mr. Lowers has over 25 years of experience administering risk management functions including risk assessments, risk mitigation techniques, audits and compliance programs. Mr. Lowers is actively involved in the Loudoun County, Virginia community and currently serves on the Board of Directors of INOVA Health System. Mr. Lowers served as the Chairman of the Board of Directors of Loudoun Healthcare, Inc. from 1998 through 2009, and as a director of Loudoun Healthcare, Inc. starting in 1994. He chairs the compensation and serves on the nominating committees. Mr. Lowers brings significant risk management expertise and substantial information technology, leadership and corporate governance experience to Bankshares. These skills will assist the Board of Directors in managing Bankshares’ organizational and operational risks.

Douglas W. McMinn (63)	2010	Mr. McMinn is a resident of Clifton, Virginia and, since 2004, has served as President and Chief Executive Officer of Kaiser Group Holdings, Inc. (“KGHI”), a publicly-traded holding company for industrial contracting and insurance subsidiaries. Mr. McMinn also serves as a director of KGHI and is directly responsible for its direction, growth and profitability. Mr. McMinn has served as an executive

	Director
Name (Age)	Since(1)	Principal Occupation During Past Five Years
		officer of various KGHI subsidiaries since 1990, directing significant international business initiatives, mergers and acquisitions. Prior to working for KGHI, Mr. McMinn served the U.S. government in various international trade advisory roles, culminating in service as the Assistant Secretary for Economic and Business Affairs for the U.S. Department of State from 1985 to 1988. Mr. McMinn’s extensive international business knowledge and federal government experience bring a broad view of the economy and world affairs to the Board. In addition, Mr. McMinn’s experience as a director of a publicly-traded company and his leadership skills developed in the public and private sectors will contribute important management and oversight abilities to the Board. Mr. McMinn serves on the audit, compensation and nominating committees. (2)

Serina Moy (56)	1997	Ms. Moy is a resident of Silver Spring, Maryland and is a principal in Moy, Cheung & Company, a local accounting firm. She became an NTPI Master in Taxation in 2002. Ms. Moy is the chairperson of the audit committee. She also serves on the nominating committee. She has been determined to be the Board of Directors’ audit committee financial expert. She is a member of an IRS Focus Group working on improving IRS programs and services, a member of the advisory council to the SBA, a member of the AICPA and NAEA Task Force and was an advisor to the Federal Government Single Web Site on the Internet. Ms. Moy serves as advisory council for a number of Chinese trade and non-profit organizations in the United States. Ms. Moy brings to the Board of Directors broad experience and expertise in accounting and auditing matters. Through her experience with IRS programs, Ms. Moy has also developed specialized tax knowledge that serves a critical role in the Board’s financial decision making process.

J. Eric Wagoner (60)	2010	Mr. Wagoner is a resident of Darien, Connecticut and has served as a Managing Director, and Head of the High-Yield & Distressed Securities division of, Source Capital Group since 1995. Mr. Wagoner has over 35 years of investment securities experience and has developed specialized expertise in high yield and

	Director
Name (Age)	Since(1)	Principal Occupation During Past Five Years
		distressed debt instruments. Over the years, Mr. Wagoner has served on a variety of creditor committees for high profile commercial bankruptcies. Mr. Wagoner holds NASD Series 7, 24 and 63 licenses. Mr. Wagoner serves as a member of the board of directors of Argus Research Group, a leading independent equity research firm, and is a member of the Board of Visitors at Wake Forest University. Mr. Wagoner’s strong understanding of financial markets, investment securities and market analytics will assist the Board in monitoring and managing risks associated with the investments and funding positions of Bankshares and the Bank. Mr. Wagoner serves on the nominating and audit committees.

Robert G. Weyers (75)	1996	Mr. Weyers is the former owner and former President of KBR Corporation, a commercial and industrial renovation company doing business in the Washington, D.C. metropolitan area, which he sold in 2003. He serves on the nominating, compensation and audit committees. Mr. Weyers resides in Fairfax Station, Virginia. Through managing KBR Corporation, Mr. Weyers has developed extensive executive management and entrepreneurial experience that contributes to the Board’s strategic business analysis and decision-making.

(1)	Dates prior to 2003 refer to the year in which the director was first elected to the Board of Directors of Alliance Bank Corporation (a predecessor corporation to Bankshares).

(2)	Mr. McMinn currently is a senior officer of Kaiser Netherlands, B.V. (a former subsidiary of Kaiser Group International, Inc.), which in April 2008 filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Pennsylvania. Kaiser Netherlands, B.V. continues to conduct its business as a debtor-in-possession.
Information About Executive Officers
     Information regarding Mr. Doyle, President and Chief Executive Officer is presented in the table above. The table below shows the other current executive officers of Bankshares, their ages as of April 15, 2011, and their business experience during the past five years.
     Paul M. Harbolick, Jr., CPA, (51), is the Executive Vice President and Chief Financial Officer. Mr. Harbolick has 29 years of financial management experience. He served as Senior

Vice President and Chief Financial Officer of Alliance Bank Corporation from October 1999, and of Alliance Bankshares Corporation since it was formed in May 2003, until September 2003, when he became Executive Vice President and Chief Financial Officer of both companies. He served as an Accounting Manager for Freddie Mac from March 1997 to October 1999. He was a Vice President with George Mason Bank from 1995 to 1997. Mr. Harbolick currently serves on the Board of Directors of INOVA Health Systems, chairs the Investment Sub-Committee and serves on the Finance and Audit Committee of INOVA Health Systems. As previously disclosed, Mr. Harbolick has resigned his positions with Bankshares and the Bank, effective May 18, 2011.
     Craig W. Sacknoff, (61), is an Executive Vice President and a Senior Relationship Manager in Commercial Banking. He has worked for Alliance Bank Corporation since July 1998. He became a Senior Vice President of Alliance Bank Corporation when it opened in November 1998 and of Alliance Bankshares Corporation when it was formed in May 2003 and served in that capacity until his promotion in 2007. Mr. Sacknoff served as Vice President/Commercial Lending of Patriot National Bank from 1991 to 1998. Mr. Sacknoff has over 39 years of experience in banking including commercial, real estate, construction, mortgage and retail positions.
     George F. Cave, (54), is an Executive Vice President of Commercial Banking. He joined Bankshares in October 2010. Prior to joining Alliance Bank Corporation, Mr. Cave served as Senior Vice President, Credit Advisor, Family Office Credit Solutions for SunTrust Bank since July 2008, and prior to that served as Senior Vice President and Manager, Private Wealth Management Credit Advisory Services from 2002 to 2008. Mr. Cave has over 30 years of commercial banking and lending experience, including 25 years in the Metropolitan Washington, DC area serving in a variety of banking leadership roles for SunTrust Bank from 1986-2010, and prior to that as an Assistant Vice President with United Virginia Bank (now Crestar Bank) from 1982-1985. In addition, he is active in a number of community leadership roles including serving as Chairman of the Board for the Alexandria Chamber of Commerce and as a Director of Alexandria Hospital. Mr. Cave is also an Accredited Wealth Management Advisor.
     John B. McKenney, III, (57), is a Senior Vice President and Chief Credit Officer. He joined Alliance Bank Corporation in February 2004. Prior to joining Alliance Bankshares Corporation, Mr. McKenney served as Executive Vice President and officer in charge of the Specialized Corporate Banking Division at Signet Bank in Virginia. Mr. McKenney also served as President and CEO of Signet Bank for the Washington, D.C. regional area. In addition, he is active in a number of nonprofit organizations and serves as an advisory board member. Mr. McKenney has over 31 years of corporate banking experience. As previously disclosed, Mr. McKenney will retire on May 6, 2011.
Legal Proceedings and Family Relationships
     The Board of Directors is not aware of any involvement in legal proceedings that would be material to an evaluation of the ability or integrity of any director or executive officer; nor is the Board of Directors aware of any family relationship between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires directors, executive officers, and any 10% or greater beneficial owners of Bankshares’ common stock to file reports concerning their ownership of and transactions in Bankshares’ common stock. Based on a review of the reports of changes in beneficial ownership of common stock, Bankshares believes that its directors and executive officers complied with all filing requirements under Section 16(a) of the Exchange Act with respect to 2010, with the following exception: Mr. Frank H. Grace, III, a former executive officer of Bankshares, filed one late Form 4 reporting two transactions late.
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
Audit Committee
     Bankshares has a separately designated standing Audit Committee established in accordance with the rules and regulations promulgated under the Exchange Act. Current members of the Audit Committee are Messrs. Drohan, Kovarik, McMinn, Wagoner and Weyers and Ms. Moy. The Board of Directors has determined that all of the members of the Audit Committee satisfy the independence and financial literacy requirements for audit committee members under the NASDAQ Stock Market (“Nasdaq”) listing standards and applicable SEC regulations. In addition, at least one member of the Audit Committee has past employment experience in finance or accounting or comparable experience which results in the individual’s financial sophistication. The Board of Directors has also determined that Ms. Moy, chairperson of the Audit Committee, qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC, promulgated pursuant to the Sarbanes-Oxley Act of 2002.
Item 11. Executive Compensation
EXECUTIVE COMPENSATION

     In this discussion, we give an overview and analysis of our compensation program and policies. Included in this discussion are certain tables containing specific information about the compensation earned or paid in 2009 and 2010 to the following named executive officers: (i) the individuals who served as Chief Executive Officer of Bankshares during 2010, (ii) the individual who served as Chief Financial Officer during 2010, (iii) the next two most highly compensated executive officers of Bankshares who received total compensation of $100,000 or more during the fiscal year ended December 31, 2010, and (iv) one former executive officer who would have been included in (iii) if he had been employed by Bankshares at the end of the fiscal year. No other executive officer of Bankshares earned total compensation in excess of $100,000 for the fiscal year ended December 31, 2010.
     During 2010, Thomas A. Young, Jr. served as President and Chief Executive Officer of Bankshares from the beginning of the year until January 29, 2010. Mr. Doyle served as Interim President and Chief Executive Officer beginning on January 28, 2010, and was appointed President and Chief Executive Officer of Bankshares and the Bank effective May 4, 2010. References in the following discussion to actions of the Chief Executive Officer during 2010 were performed by Mr. Young and by Mr. Doyle, in the time frames referenced immediately above.
Compensation Objectives
     The primary objective of the Compensation Committee of the Board of Directors with respect to executive compensation is to evaluate and reward senior executives for performance consistent with improving long-term shareholder value. The committee evaluates each executive’s individual performance along with his contribution to the overall organization. The Chief Executive Officer provides specific information to the committee relative to the performance of the other members of the senior management team. The committee considers any recommendations by the Chief Executive Officer; however, the committee determines final compensation for all executives. The core compensation philosophy maintained by the committee and the full Board of Directors is a reward system for achievement. Executives that achieve individual goals are eligible for certain financial rewards. Corporate achievement of organizational goals such as profitability, growth and market expansion warrant additional rewards.
Compensation Components and Committee Process
     The key components of our executive compensation program consist of base salary, annual cash bonus program, stock option awards, perquisites and employee benefits.
     The Compensation Committee recommends the level of compensation for each executive officer of Bankshares and the Bank the granting of stock options, employment agreements and other remuneration plans for approval by the Board of Directors. The Compensation Committee is supported by members of management (Human Resources Director, Chief Financial Officer and Chief Executive Officer). These executive officers provide supporting information requested by the Compensation Committee. The Chief Executive Officer regularly attends the

Compensation Committee meetings as an invited attendee. The Chief Executive Officer is always excused from the Compensation Committee meetings when his compensation or employment is discussed.
Base Salary
     The Compensation Committee believes that base salary for senior executive officers should be targeted at market competitive levels. Base salaries are reviewed annually and adjusted from time to time, based on our review of market data and assessment of Bankshares’ and individual senior executive performance. In light of Bankshares’ performance and the difficult conditions in the financial services industry during 2009, the Compensation Committee determined not award any raises to the executive officers for 2009 or 2010. The base salaries of the named executive officers during 2008, 2009 and 2010 were as follows: Mr. Young $291,500, Mr. Harbolick $190,800, Mr. Grace $195,517, Mr. Sacknoff $172,963 and Mr. McKenney $139,120. In connection with his hiring as Interim President and Chief Executive Officer, Mr. Doyle’s monthly salary equated to an annual base salary of $291,500. In connection with his hiring as President and Chief Executive Officer, his annual base salary was established at $299,500 in 2010.
     In recognition of the fact that they had not received base salary increases since 2007, and their respective contributions and performance, effective March 7, 2011, the Compensation Committee increased the base salaries for the named executive officers as follows: Mr. Harbolick $200,340, Mr. Sacknoff $181,600 and Mr. McKenney $146,076. The Compensation Committee maintained Mr. Doyle’s base salary for 2011 at $299,500.
Annual Cash Bonus Program
     The goal of the annual cash program in 2010 was to align annual cash bonus incentives with organizational performance and repositioning contributions. A second portion of the annual cash bonus program was based on individual performance. The senior executives were measured on achievement of non financial, individual and department goals. In recognition of their respective contributions to the organization, repositioning and achievement of certain non financial goals, Mr. Harbolick received a cash bonus of $35,000, Mr. McKenney received a cash bonus of $25,000 and Mr. Sacknoff received a cash bonus of $10,000. Each of these bonuses was paid in 2011.

Perquisites
     The Compensation Committee and the Board of Directors believe that reasonable perquisites are necessary to attract and retain talented executives. These perquisites include use of a company-provided automobile or a car allowance, grossed-up for income taxes, dining club dues, country club dues and supplemental insurance as dictated by the employment agreements. In addition, in connection with his service as Interim President and Chief Executive Officer, Mr. Doyle was provided with three months of temporary housing reimbursements and reimbursement of mileage for travel between Charlottesville and Bankshares’ headquarters, with housing costs grossed up for taxes, under his interim employment agreement and in connection with his relocation from Charlottesville, Virginia upon becoming President and Chief Executive Officer, Mr. Doyle was provided with six months of temporary housing reimbursements and reimbursement of moving expenses, with housing costs grossed-up for income taxes, under his employment agreement.
General Employee Benefits
     Bankshares offers competitive health, dental, disability and life insurance for all employees. The senior executives are eligible to participate in all of the above programs. In addition, the senior executives are eligible to receive matching 401(k) plan contributions on the same basis as other employees.
Summary Compensation Table for 2010 (1)
     The following table sets forth the compensation paid to or earned by Bankshares’ named executive officers for 2010 and 2009.

Name and			Bonus(2)	Option Awards(3)	All Other
Principal Position	Year	Salary ($)	($)	($)	Compensation ($)		Total ($)
William E. Doyle, Jr.(4) President and CEO	2010	$268,543	$—	$62,000	$32,933	(5)	$363,476
Paul M. Harbolick, Jr. Executive Vice President and CFO	2010	$196,262	$35,000	$—	$10,885	(6)	$242,147
	2009	$190,800	$—	$—	$11,022		$201,822
Craig W. Sacknoff Executive Vice President	2010	$176,895	$10,000	$—	$9,723	(7)	$196,618
	2009	$172,963	$—	$—	$10,904		$183,867

Name and			Bonus(2)	Option Awards(3)	All Other
Principal Position	Year	Salary ($)	($)	($)	Compensation ($)		Total ($)
John B. McKenney, III Senior Vice President and CCO	2010	$133,305	$25,000	$—	$—	(8)	$158,305
	2009	$139,120	$—	$—	$—		$139,120
Former Officers
Thomas A. Young, Jr. (9) Former President and CEO	2010	$24,292	$—	$—	$388,852	(10)	$413,144
	2009	$291,500	$—	$—	$26,589		$318,089
Frank H. Grace, III (11) Former Executive Vice President	2010	$157,880	$—	$—	$224,571	(12)	$382,451
	2009	$195,517	$10,000	$—	$20,428		$225,945

(1)	Bankshares’ named executive officers are not eligible for non-equity incentive compensation, pension plan benefits or deferred compensation. As a result, there is no reported compensation for Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings.

(2)	Reflects amounts earned under the Annual Cash Bonus Plan. Annual cash bonus awards are paid in the year following the performance year in which they are earned.

(3)	The amount in this column reflects the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of options awarded to Mr. Doyle during 2010 under the 2007 Incentive Stock Plan pursuant to the terms of his employment agreement. Assumptions used in the calculation of this amount are included in Note 23 to Bankshares’ audited financial statements for the fiscal year ended December 31, 2010 included in the Original Filing. No options were granted to any other named executive officer during 2010 or to any named executive officer during 2009.

(4)	Mr. Doyle was appointed as Interim President and Chief Executive Officer effective January 28, 2010, and President and Chief Executive Officer effective May 4, 2010. Accordingly, no compensation information is presented for 2009.

(5)	Represents $1,320 in reimbursement of mileage during his service as Interim President and Chief Executive Officer, $22,581 in reimbursement of rent and related utilities for temporary housing during his service as Interim President and Chief Executive Officer and as President and Chief Executive Officer, and $9,032 in tax gross-ups related to the commuting/temporary housing expenses

(6)	Represents $4,200 in automobile expenses(13), $6,204 in club dues, $185 in 401(k) plan matching contributions and $296 in tax gross-ups related to the automobile expenses.

(7)	Represents $8,808 in automobile expenses (13), $133 in 401(k) plan matching contributions and $782 in tax gross-ups related to the automobile expenses.

(8)	Mr. McKenney did not receive any perquisites in 2010 or 2009.

(9)	Effective January 29, 2010, Mr. Young no longer serves as President and Chief Executive Officer of Bankshares and the Bank.

(10)	Represents $185 in club dues and $388,667 in severance for 16 months of continued base salary payments in accordance with Mr. Young’s employment agreement.

(11)	Mr. Grace resigned as Executive Vice President of the Bank effective October 12, 2010.

(12)	Represents $1,925 in club dues, $208 in supplemental insurance costs related to Mr. Grace’s golf club membership, and $122,188 in severance, $95,000 in cancellation of a note and $5,250 in reimbursement of tax penalties and interest associated with a 401(k) plan loan, in connection with the settlement of his lawsuit with respect to his resignation and other transactions, as more fully described in note 6 on page 29 herein.

(13)	Automobile expenses reflect either the amount of the automobile allowance provided to the named executive officer or the aggregate incremental cost to Bankshares of providing an automobile to the named executive officer. The aggregate incremental cost to Bankshares of a named executive officer’s use of a company-provided automobile was determined based upon the vehicle’s lease cost.
Stock Option Awards

     The Compensation Committee, the Board of Directors and senior management believe aligning the long term interests of key employees, directors and senior management with shareholders is a key ingredient in the formula for organizational success. Over the years the Board of Directors and/or the Compensation Committee have granted stock option awards under the 1999 Stock Option Plan and the 2007 Incentive Stock Plan to align the long-term interests of key employees, directors and senior management with shareholders. The Compensation Committee has also delegated to the President and Chief Executive Officer authority to issue stock option awards to non-senior manager employees of Bankshares to align their respective interests with shareholders. The Chief Executive Officer may grant options to employees as necessary to recruit potential employees or to retain existing employees. Although the Chief Executive Officer has authority to grant the options as necessary, grants of more than 10,000 options are reviewed with the Compensation Committee prior to the grant issuance.
     Stock option awards have traditionally been granted to employees with terms of ten years and a vesting schedule of four years. The typical vesting schedule is 15% vesting after the first year, 20% vesting after the second year, 25% vesting after the third year and the final 40% vesting after the fourth year. Stock option awards are granted at fair market value on the date of grant, which has been determined by the Compensation Committee as the closing market price on the date of grant. With the exception of option awards granted to new hires and any stock options granted to non-senior manager employees by the Chief Executive Officer, stock option grants by the Compensation Committee have traditionally been made at the committee’s periodic meetings. The committee’s schedule is determined in advance, and the proximity of any equity awards to the release of earnings announcements or other material news events is coincidental.
Outstanding Equity Awards at 2010 Fiscal Year-End
     The following table provides information with respect to outstanding option awards held by the named executive officers at December 31, 2010. Bankshares has not issued any restricted stock.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option	Option
	Unexercised Options	Unexercised Options	Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date(1)
William E. Doyle, Jr.	—	50,000	$2.84	5/27/2020

Paul M. Harbolick, Jr.	10,350	—	$4.25	3/29/2011
	8,625	—	$4.64	6/26/2012
	17,250	—	$9.66	5/28/2013
	2,588	—	$6.48	1/31/2013
	27,600	—	$16.49	1/2/2014
	9,200	—	$14.00	12/30/2015
	4,200	2,800	$15.38	3/26/2017
	7,500	5,000	$9.80	9/26/2017

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option	Option
	Unexercised Options	Unexercised Options	Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date(1)
Craig W. Sacknoff	8,625	—	$4.64	6/26/2012
	17,250	—	$9.66	5/28/2013
	2,588	—	$6.48	1/31/2013
	21,275	—	$16.49	1/2/2014
	4,600	—	$14.00	12/30/2015
	4,200	2,800	$15.38	3/26/2017
	7,500	5,000	$9.80	9/26/2017

John B. McKenney, III	11,500	—	$16.13	2/24/2014
	5,750	—	$13.07	1/4/2015
	7,475	—	$14.00	12/30/2015
	4,200	2,800	$15.38	3/26/2017
	7,500	5,000	$9.80	9/26/2017

Former Officers

Thomas A. Young, Jr. (2)	—	—	—	—

Frank H. Grace, III (3)	17,250	—	$9.66	5/28/2013
	3,450	—	$13.16	8/29/2013
	21,275	—	$16.49	1/2/2014
	4,600	—	$14.00	12/30/2015
	4,200	—	$15.38	3/26/2017
	7,500	—	$9.80	9/26/2017

(1)	Each of these options expires ten years after the date of grant. The unexercisable options vest on a four year schedule from the date of grant, 15% vesting after first year, 20% after the second year, 25% after the third year and the remaining 40% after the fourth year.

(2)	All of Mr. Young’s unexercised options terminated three months after January 29, 2010.

(3)	All of Mr. Grace’s unexercised vested options terminated three months after October 12, 2010.
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
     William E. Doyle, Jr., President and Chief Executive Officer of Bankshares and the Bank, was appointed President and Chief Executive Officer of Bankshares and the Bank effective May 4, 2010, after serving as Interim President and Chief Executive Officer of Bankshares and the Bank beginning January 28, 2010. Mr. Doyle is employed under an agreement with Bankshares and the Bank, dated as of May 4, 2010. The agreement provides for Mr. Doyle’s employment as President and Chief Executive Officer of Bankshares and the Bank for an initial term through May 4, 2012. On May 4, 2012, and on each May 4 thereafter, the agreement will automatically renew for an additional one year term, unless a party provides at least 90 days’ prior notice of nonrenewal. The agreement provides for an initial annual base salary of $299,500 with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Doyle’s current annual base salary is $299,500. Mr. Doyle is eligible to participate in any employee benefit plans maintained by the company for the benefit of its senior executives and for which he is or will become eligible, such as medical, dental and optical insurance, group term life insurance, long term and short term disability insurance, and the 401(k) retirement plan. Mr. Doyle is also provided with a company-owned automobile for business and reasonable personal use during his employment. Under the agreement, Mr. Doyle received a signing grant of 50,000 stock options pursuant to the terms of the 2007 Incentive Stock Plan. In recognition that Mr. Doyle needed to relocate his personal residence from Charlottesville, Virginia to Bankshares’ geographic location, the company agreed to reimburse Mr. Doyle for the reasonable rent and utilities incurred while living in temporary housing in the vicinity of the company for up to six months, limited to a maximum of $2,300 per month, grossed up for taxes. The company also agreed to reimburse Mr. Doyle for necessary and reasonable moving costs, subject to approval by Bankshares’ Board of Directors. If Mr. Doyle’s employment is terminated for any reason, he is entitled to payment of any vested but not yet paid benefits provided under the agreement. If Mr. Doyle’s employment is terminated by the company other than for cause (as defined in the agreement), or if Mr. Doyle resigns for good reason (as defined in the agreement), Mr. Doyle will continue to receive his then current monthly base salary for twelve months following termination, subject to reduction in the event Mr. Doyle receives other income during that period. If Mr. Doyle’s employment is terminated by the company other than for cause or if he resigns for good reason within one year after a change of control (as defined in the agreement), he will receive 2.99 times his average taxable income from the company for the five calendar years immediately preceding the calendar year of the change of control (with compensation for any partial year of employment annualized) (the 5-year average taxable compensation), payable in equal monthly installments over twelve months following the date of termination, but limited to the maximum payment which could be made without any payment being considered an excess parachute payment under Section 280G of the Internal Revenue Code. The agreement includes noncompetition and nonsolicitation provisions that are in effect during the term of the agreement and for a period of twelve months following the termination of Mr. Doyle’s employment. The agreement also provides for confidentiality obligations during and following Mr. Doyle’s employment. If Mr. Doyle dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement.
     Paul M. Harbolick, Jr., Executive Vice President & CFO of Bankshares and the Bank, is employed under an amended and restated employment agreement with the Bank, originally effective March 1, 2003, with a current term ending March 1, 2012. The agreement provides for an automatic one-year renewal each March 1 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Harbolick’s current annual base salary is $200,340. Mr. Harbolick is eligible for the usual and customary employee benefits from the company including life and disability insurance as provided to executive-level employees. In addition, the agreement provides that the company will provide a country club allowance of up to $457 per month (as subsequently increased by the Board), and will provide an automobile allowance of $350 per month. If Mr. Harbolick’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Harbolick for good reason (as defined in the agreement), Mr. Harbolick will be entitled to continue receiving his then current monthly base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change of control (as defined in the agreement), Mr. Harbolick’s employment is terminated by the company other than for cause or is terminated by Mr. Harbolick for good reason, Mr. Harbolick will receive an amount equal to two years’ compensation (defined as annual base salary plus the average of his last three years’ bonuses) payable in equal monthly installments over twenty-four months. Additionally, Mr. Harbolick is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. If Mr. Harbolick dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement. As previously disclosed, Mr. Harbolick has resigned his positions with Bankshares and the Bank, effective May 18, 2011.
     Craig W. Sacknoff, Executive Vice President of the Bank, is employed under an amended and restated employment agreement, originally effective March 1, 2003, and currently in effect until March 1, 2012. The agreement provides for an automatic one-year renewal each March 1 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Sacknoff’s current annual base salary is $181,600. Mr. Sacknoff is eligible for the usual and customary employee benefits from the company including life and disability insurance as provided to executive-level employees. In addition, the agreement provides that the company will lease a car for Mr. Sacknoff with a lease payment of up to $734.05 per month (as subsequently increased by the Board) and will pay or reimburse Mr. Sacknoff for all maintenance, insurance, fuel and taxes on such car. If Mr. Sacknoff’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Sacknoff for good reason (as defined in the agreement), Mr. Sacknoff will be entitled to continue receiving his then current monthly base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change of control (as defined in the agreement), Mr. Sacknoff’s employment is terminated by the company other than for cause or is terminated by Mr. Sacknoff for good reason, Mr. Sacknoff will receive 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over eighteen months. Additionally, Mr. Sacknoff is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. If Mr. Sacknoff dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement.
     John B. McKenney, III, Senior Vice President and Chief Credit Officer of the Bank, is employed under a one-year employment agreement, effective March 1, 2007, and currently in effect until March 1, 2012. The agreement provides for an automatic one-year renewal each March 1 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Pursuant to an informal arrangement, Mr. McKenney’s current annual base salary is $146,076. Mr. McKenney is eligible for the usual and customary employee benefits from the company including life and disability insurance as provided to executive-level employees. If Mr. McKenney’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. McKenney for good reason (as defined in the agreement), Mr. McKenney will be entitled to continue receiving his then current monthly base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change of control (as defined in the agreement), Mr. McKenney’s employment is terminated by the company other than for cause or is terminated by Mr. McKenney for good reason, Mr. McKenney will receive 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over eighteen months. Additionally, Mr. McKenney is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. If Mr. McKenney dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement. As previously disclosed, Mr. McKenney will retire on May 6, 2011.
     George F. Cave, Executive Vice President of the Bank, is employed under a one-year employment agreement, with a term commencing November 8, 2010, and currently in effect until November 8, 2011. The agreement provides for an automatic one-year renewal each November 8 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Cave’s current annual base salary is $200,000. Mr. Cave is eligible for the usual and customary employee benefits from the company including life and disability insurance as provided to executive-level employees. In addition, the agreement provides that the company will pay to Mr. Cave a monthly automobile allowance of $750 per month, net of applicable taxes. Under the agreement, Mr. Cave received a signing bonus of $15,000, which is subject to repayment if Mr. Cave’s employment terminates for any reason prior to November 8, 2011, and a signing grant of 10,000 stock options pursuant to the terms of the 2007 Incentive Stock Plan. If Mr. Cave’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Cave for good reason (as defined in the agreement), Mr. Cave will be entitled to continue receiving his then current monthly base salary for twelve months. If within one year after a change of control (as defined in the agreement), Mr. Cave’s employment is terminated by the company other than for cause or is terminated by Mr. Cave for good reason, Mr. Cave will receive 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over twelve months. Additionally, Mr. Cave is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. If Mr. Cave dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus, if any, through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement.
     Thomas A. Young, Jr., Former President and Chief Executive Officer of Bankshares and the Bank, was employed under a three-year employment agreement effective as of May 1, 2008, with an initial term ending May 1, 2011. The agreement terminated on January 29, 2010. The agreement provided for an automatic one-year renewal at the end of the initial term and each May 1 thereafter subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provided for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Effective as of May 1, 2008 and continuing through January 29, 2010, Mr. Young’s annual base salary was $291,500. Under the agreement, Mr. Young was eligible for the usual and customary employee benefits from the company including life and disability insurance as provided to executive-level employees, plus payment by the company of premiums on two additional life insurance policies owned by Mr. Young in the amount of $300,000 each. In addition, under the agreement the company provided him an allowance of up to $1,400 per month for the lease of a car for Mr. Young and paid or reimbursed Mr. Young for all maintenance, insurance, fuel and taxes on such car. The agreement provided that if Mr. Young’s employment were terminated by the company other than for cause (as defined in the agreement) or were terminated by Mr. Young for good reason (as defined in the agreement), Mr. Young was entitled to continue receiving his then current monthly base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change of control (as defined in the agreement), Mr. Young’s employment were terminated by the company other than for cause or were terminated by Mr. Young for good reason, Mr. Young was entitled receive up to 2.99 times his 5-year average taxable compensation, payable in equal monthly installments over thirty-six months, limited to the maximum payment which could be made without any payment being considered an excess parachute payment under Section 280G of the Internal Revenue Code. Additionally, Mr. Young’s agreement contained non-disclosure commitments and non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. The agreement also provided that if Mr. Young died while employed, the company would pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurred. No other termination events would have resulted in termination payments under his agreement.

     Frank H. Grace, III, Former Executive Vice President of the Bank, was employed under an amended and restated employment agreement, originally effective January 13, 2004, with a term ending March 1, 2011. The agreement provided for an automatic one-year renewal each March 1 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provided for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Effective as of March 1, 2008 and continuing through October 12, 2010, Mr. Grace’s annual base salary was $195,517. Under the agreement, Mr. Grace was eligible for the usual and customary employee benefits from the company including life and disability insurance as provided to executive-level employees. In addition, the agreement provided that the company would lease a car for Mr. Grace with a lease payment of up to $786.40 per month and would pay or reimburse Mr. Grace for all maintenance, insurance, fuel and taxes on such car. The agreement further provided that the company would provide monthly dues for Mr. Grace for membership in a dining club and a golf club. The agreement provided that if Mr. Grace’s employment were terminated by the company other than for cause (as defined in the agreement) or were terminated by Mr. Grace for good reason (as defined in the agreement), Mr. Grace was entitled to continue receiving his then current monthly base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change of control (as defined in the agreement), Mr. Grace’s employment were terminated by the company other than for cause or were terminated by Mr. Grace for good reason, Mr. Grace would receive 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over twenty-four months. Additionally, Mr. Grace’s agreement contained non-disclosure commitments and non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. The agreement also provided that if Mr. Grace died while employed, the company would pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurs. No other termination events would have resulted in termination payments under the agreement.
     As previously disclosed, effective January 26, 2011, Alliance and Mr. Grace settled a lawsuit brought by Mr. Grace with respect to his resignation of employment and other transactions with the Bank. See note 6 on page 29 herein for a discussion of the terms of the settlement.
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
Compensation to be Paid Upon Death
     Under the employment agreements, if the executive dies while he is employed by the company, his employment agreement will terminate but the company will pay to his estate that portion of his salary which he would have earned through the end of the month in which his death occurs, as well as that portion of his annual cash bonus, if any, which he had accrued through the end of the month in which his death occurs. In addition, the company currently pays the premiums on a group life insurance policy which will entitle the executive’s beneficiaries to a death benefit equal to twice the executive’s base salary, or 2.5 times the executive’s base salary in the case of Mr. Cave. Until January 29, 2010, in the case of Mr. Young, the company also paid the premiums on two additional life insurance policies owned by Mr. Young providing a death benefit equal to $300,000 each.
Compensation to be Paid Upon Disability or Termination Without Cause or For Good Reason
     Under certain circumstances, either the executive or the company may desire to end his employment for a reason which is not set forth above. Among other events in this category, the company may terminate the executive’s employment even if he has done nothing wrong, the executive may resign from the company based on a “good reason,” or the company may determine that an executive is unable to continue working for the company due to disability. Under the employment agreements, if the executive is disabled (as defined in the agreement), the company will terminate his employment 90 days after notice of termination is provided to the executive. No additional compensation is payable under the agreements in the case of termination due to disability. Under the employment agreements, termination of an executive for any reason other than for cause, for disability or as a result of the executive’s death will entitle the executive to receive termination compensation from the company. If the executive decides to terminate his employment, then he is only entitled to receive termination compensation payments if he does so for “good reason,” which means the company has changed certain aspects of his employment in a significant way that is not acceptable to him or otherwise fails to fulfill a commitment the company had made to him. In each of these circumstances, for twelve months in the case of Messrs. Doyle and Cave, and for each month until the end of the term of the executive’s employment agreement or twelve months following the date of termination if longer in the case of the other executives, the company will pay to the executive an amount equal to one-twelfth of the annual salary which he was earning immediately before the termination. In the event that the executive breaches the confidentiality, non-disclosure or non-competition commitments which he made to the company in his employment agreement, then the company will no longer be required to make these payments. These commitments generally last for twelve months after termination of employment.
Compensation to be Paid Upon Change of Control
     Under the employment agreements, a change of control is a significant change of the company’s business or management that fits into one of these categories: (1) another party becomes the owner of enough of the company’s securities to control at least 50% of the voting power under certain circumstances; or (2) as a result of certain transactions, and within two years of the occurrence of such transactions, the people who formerly constituted a majority of the Board no longer constitute a majority of the Board. The executive’s employment agreements provide that any successor to the company, including an entity that becomes a successor as a result of a change of control, must assume and agree to perform the company’s obligations to the executives under the individual employment agreements. If a successor does not assume and agree to perform the company’s obligations under the individual employment agreements, then the executives will be entitled to terminate their employment for good reason and to receive the termination compensation described above. In the case of Mr. Doyle’s employment agreement, if within one year after a change of control (as defined in the agreement) his employment is terminated by the company other than for cause or he resigns for good reason, Mr. Doyle will be entitled to receive up to 2.99 times his 5-year average taxable compensation, payable in equal monthly installments over twelve months, limited to the maximum payment which could be made without any payment being considered an excess parachute payment under Section 280G of the Internal Revenue Code. In the case of Mr. Harbolick, if within one year after a change of control his employment is terminated by the company without cause or he resigns for good reason, he will be entitled to an amount equal to two times his “compensation” (defined in the agreement as current base salary plus the average of the last three years’ bonus payments), payable in equal monthly installments over twenty-four months. In the case of Messrs. Sacknoff, McKenney and Cave, if within one year after a change of control, the executive officer is terminated without cause or he resigns for good reason, he will be entitled to an amount equal to 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over eighteen months for Messrs. Sacknoff and McKenney and twelve months in the case of Mr. Cave. In the case of Mr. Young’s former employment agreement, if within one year after a change of control (as defined in the agreement) his employment had been terminated by the company other than for cause or he resigned for good reason, Mr. Young would have received up to 2.99 times his 5-year average taxable compensation, payable in equal monthly installments over thirty-six months, limited to the maximum payment which could be made without any payment being considered an excess parachute payment under Section 280G of the Internal Revenue Code. In the case of Mr. Grace’s former employment agreement, if within one year after a change of control (as defined in the agreement) his employment had been terminated by the company other than for cause or he resigned for good reason, Mr. Grace would have received an amount equal to 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over twenty-four months.

Stock Options
     The 1999 Stock Option Plan provides for the grant of stock options to our directors, consultants and key employees. The 2007 Incentive Stock Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and stock awards to our key employees, non-employee directors and non-employee service providers. As of April 30, 2011, only stock options have been granted under the 2007 Incentive Stock Plan.
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
Treatment of Stock Options Upon Termination For Cause
     Under both the 1999 Stock Option Plan and the 2007 Incentive Stock Plan, if a person’s employment or service is terminated by the company for cause, all of his stock options which have not been exercised will immediately be forfeited. The definition of “cause” under the 1999 Stock Option Plan is substantially similar to the definition of “cause” in the employment agreements described above. The definition of “cause” under the 2007 Incentive Stock Plan is substantially the same as the definition of “cause” in the 1999 Stock Option Plan, with the exception that the definition of “cause” under the 2007 Incentive Stock Plan expressly refers to Bankshares’ subsidiaries.
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

Treatment of Stock Options Upon Change of Control
     Under the 1999 Stock Option Plan, a change of control is a significant change in our business that fits into one of these categories: (1) Bankshares transfers all or almost all of its assets to another party; (2) another party becomes the owner of more than 50% of Bankshares’ stock; or (3) Bankshares is involved in a reorganization, a consolidation, or a merger with another party. If a change of control occurs, then, regardless of the usual vesting schedule, an employee who has received stock options may exercise all of his options, as long as the parties who own Bankshares’ common stock immediately before the change of control are not the same parties who hold, either directly or indirectly, a majority of the common stock of the acquiring party involved in the change of control. If a change of control occurs, the committee appointed by the Board to administer the 1999 Stock Option Plan may also take steps to protect those people who have received options, including (i) changing the exercise dates or termination dates of the options so that a person may exercise his options before the change of control; (ii) canceling the options a person has received and instead paying him cash in an amount equal to the fair market value of the stock on the day the change of control occurs, minus the exercise price he would have had to pay to exercise the options; or (iii) canceling the options a person has received and arranging for him to receive equivalent options to purchase the stock of the acquiring party involved in the change of control, so long as he receives substantially the same treatment under the substituted options that he would have received under the original options. The Board may also take other steps in addition to or instead of the steps set forth above to protect those people who have received options under the 1999 Stock Option Plan.
     Under the 2007 Incentive Stock Plan, a change of control is a significant change in our business that fits into one of these categories: (1) another party becomes the owner of 25% or more of Bankshares’ stock; (2) within any two-year period, the composition of the Board changes so that the directors who formerly constituted the Board no longer constitute a majority of the Board and the new directors were not approved by a sufficient number of former directors; (3) as a result of a merger or consolidation, Bankshares ceases to exist or Bankshares’ stock is converted into other property; (4) as a result of a merger or consolidation, we continue to exist but the holders of Bankshares’ stock immediately prior to the transaction do not own at least 51% of Bankshares’ stock immediately following the transaction; (5) Bankshares transfers all or almost all of its assets to another party; or (6) Bankshares’ shareholders approve the liquidation or dissolution of the company. If a change of control occurs, then, regardless of the usual vesting schedule, a participant who has received stock options may exercise all of his options. If a change of control occurs, the committee appointed by the Board to administer the 2007 Incentive Stock Plan may also take steps to protect those people who have received options, including (i) changing the exercise dates or termination dates of the options so that a person may exercise his options before the change of control; (ii) canceling the options a person has received and instead paying him cash in an amount which could have been obtained upon the exercise of the option, had the option been currently exercisable; (iii) adjusting the option in an appropriate way to reflect the change of control; or (iv) causing the outstanding options to be assumed, or new rights substituted for those options, by the acquiring or surviving party involved in the change of control.

     Except in the case of Mr. Young and Mr. Grace, the table below reflects potential payments to each of our named executive officers in the event of a termination of the named executive officer’s employment with us, whether due to retirement, death, disability, termination for cause, termination with good reason, or termination in connection with a change of control. The amounts shown assume in each case that the change of control or termination occurred on December 31, 2010, and that the relevant stock price was $3.89, which was the closing price of Bankshares’ common stock on December 31, 2010. Because Mr. Young and Mr. Grace were no longer serving as executive officers of the company on December 31, 2010, the information provided in the table below for them reflects the actual payments they received in connection with their departures.

				Involuntary
				Termination
				Without
		Involuntary		Cause or			Involuntary
		Termination		Voluntary			Termination
		Without		Termination			for Cause or
		Cause or		for Good			Voluntary
		Voluntary Termination		Reason after			Termination
		for Good		Change of		Normal	Without
Name	Benefit	Reason		Control		Retirement	Good Reason	Death		Disability
William E. Doyle, Jr.	Severance Payments	$299,500	(1)	$861,386	(2)	$—	$—	$—	(3)	$—
	Stock Option Vesting(4)	$—		$—		$—	$—	$—		$—
	Total Value	$299,500		$861,386	(2)	$—	$—	$—		$—
Paul M. Harbolick, Jr.	Severance Payments	$190,800	(1)	$404,933		$—	$—	$—	(3)	$—
	Stock Option Vesting(4)	$—		$—		$—	$—	$—		$—
	Total Value	$190,800		$404,933		$—	$—	$—		$—
Craig W. Sacknoff	Severance Payments	$172,963	(1)	$240,718		$—	$—	$—	(3)	$—
	Stock Option Vesting(4)	$—		$—		$—	$—	$—		$—
	Total Value	$172,963		$240,718		$—	$—	$—		$—

				Involuntary
				Termination
				Without
		Involuntary		Cause or		Involuntary
		Termination		Voluntary		Termination
		Without		Termination		for Cause or
		Cause or		for Good		Voluntary
		Voluntary Termination		Reason after		Termination
		for Good		Change of	Normal	Without
Name	Benefit	Reason		Control	Retirement	Good Reason	Death		Disability
John B. McKenney, III	Severance Payments	$139,120	(1)	$220,704	$—	$—	$—	(3)	$—
	Stock Option Vesting(4)	$—		$—	$—	$—	$—		$—
	Total Value	$139,120		$220,704	$—	$—	$—		$—
Former Officers
Thomas A. Young, Jr. (5)	Severance Payments	$388,667	(1)
	Stock Option Vesting(4)	$—
	Supplemental Life
	Insurance	$—
	Total Value	$388,667
Frank H. Grace, III (6)	Severance Payments	$285,965
	Stock Option Vesting(4)	$—
	Total Value	$285,965

(1)	The continuation of monthly salary payments for 12 months, or the remainder of the named executive officer’s employment agreement term in the case of Mr. Young, is reflected as a lump sum payment.

(2)	This amount may be reduced in order to avoid excess parachute payments under Section 280G of the Internal Revenue Code, in accordance with the named executive officer’s employment agreement.

(3)	Because the table assumes termination as of December 31, 2010, no amounts are reflected for payment of base salary earned through the end of the month in which death occurs.

(4)	No amounts are reflected related to the accelerated vesting of unvested stock options because all unvested stock options were “out of the money” as of December 31, 2010, and as of January 29, 2010, in the case of Mr. Young, and as of October 12, 2010, in the case of Mr. Grace.

(5)	Mr. Young ceased to serve as President and Chief Executive Officer of Bankshares and the Bank effective January 29, 2010. In accordance with the terms of his employment agreement, in connection with his departure without cause, Mr. Young will continue to receive his current base salary through May 1, 2011, subject to a 6-month payment delay as required by Section 409A of the Internal Revenue Code. Mr. Young received no other severance in connection with his departure.

(6)	Mr. Grace resigned as Executive Vice President of the Bank effective October 12, 2010. As previously disclosed, on November 10, 2010, Mr. Grace filed suit against Bankshares, the Bank, the

Chairman of the Board of Directors and the President and Chief Executive Officer of the organizations. In the suit, Mr. Grace sought to void the non-compete and non-solicitation provisions of his employment agreement with the Bank, and to collect compensatory, pecuniary and punitive damages of up to $2.85 million plus attorney fees and costs in connection with his resignation of employment and other transactions with the Bank, including forgiveness of certain loans and salary advances made to him during his employment. Pursuant to a January 26, 2011 settlement of the lawsuit brought by Mr. Grace, Alliance paid Mr. Grace $122,188 in severance and $5,250 in reimbursement of claimed tax penalties and interest associated with a 401(k) plan loan, cancelled a $95,000 promissory note made by Mr. Grace in favor of the Bank, paid $60,000 toward Mr. Grace’s attorneys’ fees and paid $3,527 for Mr. Grace’s portion of the mediation fees in connection with the settlement. In addition, pursuant to the terms of the settlement agreement, the provision of Mr. Grace’s employment agreement requiring a post-resignation period of non-competition was terminated and the provisions requiring post-resignation periods of non-solicitation of customers and employees were shortened to six months and nine months, respectively. As part of the settlement, Mr. Grace withdrew his lawsuit and the parties mutually released each other from any and all related claims. An independent committee of the Board of Directors approved the settlement.
     The above table does not include benefits to which all salaried employees are entitled (such as life insurance) or the company’s 401(k) plan benefits that would be paid to a named executive officer, except to the extent that the named executive officer is entitled to an additional or accelerated benefit as a result of the termination or change of control. In addition, the table does not include the value of vested but unexercised stock options as of December 31, 2010. The footnotes to the table describe the assumptions used in estimating the amounts set forth in the table. Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of the executive’s separation from Alliance.
DIRECTOR COMPENSATION
     The Budget Committee and the Compensation Committee jointly annually recommend to the full Board of Directors the compensation to be paid to Bankshares’ non-employee directors. Employee directors do not receive additional compensation for their board service.
     During 2010, each non-employee director received an annual retainer of $7,650, with the Chairman of the Board receiving an additional annual retainer of $7,650 and the Chairman of each of the Audit Committee, Loan Committee, ALCO Committee (which is no longer a Board committee in 2011) and Compensation Committee receiving an additional annual retainer of $2,975. The annual retainer fees are paid on an annual basis in January of the year to which the fee is applicable. Each non-employee director also received a monthly fee of $850.
     In light of the economic conditions and corporate performance the Board of Directors decided to reduce the annual retainer and monthly compensation for 2010 to a level which represents 85% of the director compensation paid during 2009. Directors will receive the same reduced level of annual retainer and monthly compensation for 2011 as in 2010.
     Each non-employee director is also eligible to receive non-qualified stock option awards pursuant to the Alliance Bankshares Corporation 2007 Incentive Stock Plan in the discretion of the Compensation Committee. No stock options were granted to the non-employee directors during 2010.
Director Compensation Table for 2010 (1)
     The following table provides compensation information for 2010, for each member of the Board of Directors.

	Fees Earned or		All Other
Name(2)	Paid in Cash	Option Awards(3)	Compensation	Total
	($)	($)	($)	($)
Oliver T. Carr, III	$18,000	$—	$—	$18,000
William M. Drohan	$25,650	$—	$—	$25,650
Donald W. Fisher	$18,000	$—	$—	$18,000
Lawrence N. Grant	$18,000	$—	$—	$18,000
D. Mark Lowers	$8,925	$—	$—	$8,925
Douglas W. McMinn	$8,925	$—	$—	$8,925
Serina Moy	$20,975	$—	$—	$20,975
J. Eric Wagoner	$8,925	$—	$—	$8,925
George S. Webb (4)	$20,975	$—	$—	$20,975
Robert G. Weyers	$20,975	$—	$—	$20,975
William E. Doyle, Jr.	Not eligible for compensation as a director.
Employee Director
Thomas A. Young, Jr.	Not eligible for compensation as a director.
Former Employee
Director (5)

(1)	Bankshares’ non-employee directors are not eligible for non-equity incentive compensation, pension plan benefits or deferred compensation. As a result there is no reported compensation for Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings.

(2)	Mr. Robert C. Kovarik joined the Board of Directors on February 1, 2011, and thus did not receive any compensation for serving as a director during 2010.

(3)	No options were granted to any of the non-employee directors during 2010. As of December 31, 2010, the non-employee directors held the following options to purchase shares of common stock: Mr. Carr: 12,500, of which 7,500 were vested; Mr. Drohan: 18,541, of which 16,541 were vested; Dr. Fisher: none; Mr. Grant: 18,541, of which 16,541 were vested; Mr. Kovarik: none; Mr. Lowers: none; Mr. McMinn: none; Ms. Moy: 18,541, of which 16,541 were vested; Mr. Wagoner: none; and Mr. Weyers: 18,541, of which 16,541 were vested.

(4)	Mr. Webb retired as a director of Bankshares effective December 15, 2010.

(5)	Effective January 29, 2010, Mr. Young no longer serves as a director of Bankshares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     The following table shows as of April 15, 2011, the beneficial ownership of Bankshares’ common stock of the shareholders known to Bankshares to be the beneficial owners of more than 5% of Bankshares’ common stock and who are not also directors or executive officers of Bankshares.

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership	Percent of Class (1)
John W. Edgemond, IV (2)	383,287(2)	7.50%
Wellington Management Company, LLP (3)	365,305(3)	7.15%
Grace & White, Inc. (4)	355,755(4)	6.96%

(1)	Based on 5,108,219 shares of common stock outstanding as of April 15, 2011. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days.

(2)	Based on Schedule 13D/A filed with the SEC on January 7, 2011 by John W. Edgemond, IV. According to this Schedule 13D/A, as of January 7, 2011, Mr. Edgemond has sole voting power with respect to all 383,287 of these shares and sole investment power with respect to all 383,287 of these shares. Mr. Edgemond disclaims beneficial ownership of 14,219 additional shares owned by his spouse. Mr. Edgemond’s business address is 42660 John Mosby Highway, Chantilly, Virginia 20152.

(3)	Based on Schedule 13G/A filed with the SEC on February 17, 2009 by Wellington Management Company, LLP (“Wellington”). According to this Schedule 13G/A, as of December 31, 2008, in its capacity as investment advisor, Wellington has shared voting power with respect to 292,215 of these shares and shared investment power with respect to all 365,305 of these shares. The business address of Wellington is 75 State Street, Boston, Massachusetts 02109.

(4)	Based on Schedule 13G/A filed with the SEC on January 31, 2011 by Grace & White, Inc. According to this Schedule 13G/A, as of December 31, 2010, in its capacity as investment advisor, Grace & White, Inc. has sole voting power with respect to 31,800 of these shares, has no shared voting power with respect to any of these shares, and has shared investment power with respect to all 355,755 of these shares. The business address of Grace & White, Inc. is 515 Madison Ave. Suite 1700, New York, New York 10022.

     The following table shows as of April 15, 2011 the beneficial ownership of Bankshares’ common stock of each director, each named executive officer and of all directors and executive officers of Bankshares as a group.
Amount and Nature of Beneficial Ownership

Name of		Options Exercisable by	Percent
Beneficial Owner	Shares(1)	June 14, 2011	of Class (2)
Oliver T. Carr, III	550	7,500	.16%
William E. Doyle, Jr.	2,300	7,500	.19%
William M. Drohan (3)	25,993	16,541	.83%
Donald W. Fisher	1,000	—	.02%
Frank H. Grace, III (4)	3,000	—	.06%
Lawrence N. Grant (5)	49,268	16,541	1.28%
Paul M. Harbolick, Jr.	3,806	79,763	1.61%
Robert C. Kovarik, Jr.	1,000	—	.02%
D. Mark Lowers	1,000	—	.02%
John B. McKenney, III	13,000	39,225	1.01%
Douglas W. McMinn (6)	2,000	—	.04%
Serina Moy (7)	71,277	16,541	1.71%
Craig W. Sacknoff (8)	22,724	8,838	1.77%
J. Eric Wagoner (9)	11,400	—	.22%
Robert G. Weyers (10)	69,000	16,541	1.67%
Thomas A. Young, Jr. (11)	5,000	—	.10%
All directors & executive officers as a group (15)	274,318	268,990	10.10%

(1)	For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days. Beneficial ownership also includes any shares held in the name of an individual’s spouse, minor children or other relatives living in the individual’s home. Except as otherwise indicated, each director or executive officer has sole voting and investment power with respect to the shares shown.

(2)	The ownership percentage of each individual is calculated based on the total of 5,108,219 shares of common stock that were outstanding as of April 15, 2011, plus the number of shares that can be issued to the individual within sixty days of April 15, 2011 upon the exercise of stock options held by the individual, whether or not such options are “in the money.” Shares of common stock that are subject to exercisable stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by any person or group but are not deemed outstanding for the purpose of computing the percentage of common stock owned by any other person or group.

(3)	Includes 880 shares held by Mr. Drohan’s spouse.

(4)	As of February 23, 2010, the date of the most recent Form 4 filed by Mr. Grace regarding his ownership of Bankshares common stock. Mr. Grace resigned as Executive Vice President of the Bank effective October 12, 2010. All of Mr. Grace’s unexercised options terminated three months after October 12, 2010.

(5)	Includes 6,469shares Mr. Grant holds jointly with his spouse; 8,810 shares held by Mr. Grant’s spouse; 738 shares held by the Grant Revocable Family Trust with respect to which Mr. Grant has shared voting and shared investment power; and 1,294 shares held by Independent Insurance Center, Inc. with respect to which Mr. Grant has shared voting and shared investment power.

(6)	Mr. McMinn holds these shares jointly with his spouse.

(7)	Includes 11,954 shares Ms. Moy holds jointly with her spouse, 1,800 shares held by Ms. Moy’s spouse and 1,187 shares held as custodian on behalf of or by Ms. Moy’s children.

(8)	Includes 1,150 shares Mr. Sacknoff holds jointly with his spouse, 58 shares held jointly with Mr. Sacknoff’s children and 29 shares held as custodian for Mr. Sacknoff’s son.

(9)	Includes 8,000 shares held by Compass Point Partners, L.P. with respect to which Mr. Wagoner has shared voting and investment power.

(10)	Includes 67,706 shares Mr. Weyers holds jointly with his spouse.

(11)	Based on information provided by Mr. Young. Effective January 29, 2010, Mr. Young no longer serves as President and Chief Executive Officer. All of Mr. Young’s unexercised options terminated three months after January 29, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information as of December 31, 2010 about the shares that may be issued under all of our existing equity compensation plans.

Equity Compensation Plan Information
		Weighted-average	Number of securities remaining
	Number of securities to	exercise price of	available for future issuance
	be issued upon exercise	outstanding	under equity compensation plans
	of outstanding options,	options, warrants	(excluding securities reflected in
Plan category	warrants and rights (a)	and rights (b)	column (a)) (c)
Equity compensation plans approved by security holders (1)	500,210	$10.26	520,756
Equity compensation plans not approved by security holders	—	—	—
Total	500,210	$10.26	520,756

(1)	All shares relate to the 1999 Stock Option Plan and the 2007 Incentive Stock Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
     The Board of Directors is comprised of a majority of “independent” directors, as defined by the Nasdaq listing standards as currently in effect and applicable to Bankshares. Independent directors do not receive consulting, legal or other fees from Bankshares or the Bank, other than Board and committee compensation. Although companies affiliated with certain of these directors provide goods and services to Bankshares and the Bank, the Board of Directors has determined in accordance with the Nasdaq listing standards that these independent directors have no relationships with Bankshares or the Bank that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The Board has determined that all current directors are independent with the exception of Mr. Doyle. In determining each director’s independence, the Board considered the fact that Carr Properties, of which Mr. Carr serves as President and CEO, leases the corporate headquarters to Bankshares under a lease that expires in July 2016, but determined that this relationship does not interfere with Mr. Carr’s ability to exercise independent judgment as a director of Bankshares, and also considered the fact that Lowers & Associates, LLC, of which Mr. Lowers serves as President and CEO, and Proforma Screening Services, of which Mr. Lowers is an owner and director, periodically provide information technology risk management and pre-employment background screening services, respectively, to the Bank, but determined that these relationships will not interfere with Mr. Lowers’s ability to exercise independent judgment as a director of Bankshares.

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
     As noted above, effective January 26, 2011, Alliance and former Executive Vice President Frank H. Grace, III settled a lawsuit brought by Mr. Grace with respect to his resignation of employment and other transactions with the Bank. See note 6 on page 29 herein for a discussion of the terms of the settlement.
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
     A “related person transaction” is generally an existing or proposed transaction in which Bankshares was or is to be a participant and the amount involved exceeds $120,000, and in which the related person had or will have a direct or indirect material interest. A related person transaction does not include:

•	the payment of compensation by Bankshares to its executive officers or directors; or

•	a transaction if the interest of the related person rises solely from the ownership of Bankshares’ common stock and all shareholders receive the same benefit on a pro-rata basis.
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
     The following table presents the fees for professional audit services rendered by Yount, Hyde & Barbour, P.C. for the audit of Bankshares’ consolidated financial statements for the fiscal years ended December 31, 2010 and 2009, and fees billed for other services rendered by Yount, Hyde & Barbour, P.C. during those periods. All services reflected in the following table for 2010 and 2009 were pre-approved in accordance with the policy of the Audit Committee of the Board of Directors.

Year Ended December 31,	2010	2009
Audit Fees (1)	$121,500	$110,000
Audit-Related Fees (2)	9,470	5,893
Tax Fees (3)	9,700	12,850
All Other Fees	—	—

Total	$140,670	$128,743

(1)	Audit fees consist of audit and review services and review of documents filed with the SEC.

(2)	Audit-related fees consist of pre-approved consultation concerning financial accounting and reporting standards, public funds agreed upon procedures and agreed upon procedures for ACH compliance.

(3)	Tax fees consist of preparation of Federal and State income tax returns, statutory trust return, and consultation regarding tax compliance issues. In addition during 2009, a net operating loss carry back return was completed.
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

ALLIANCE BANKSHARES CORPORATION (Registrant)
May 2, 2011	/s/ William E. Doyle, Jr.
Date	William E. Doyle, Jr.
President & Chief Executive Officer (principal executive officer)

May 2, 2011	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer (principal financial and accounting officer)