Form 10-Q
period 2011-03-31
ALLIANCE BANKSHARES CORP
filed 2011-05-16
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 12, 2011 the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 5,108,969.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
March 31, 2011, December 31, 2010 and March 31, 2010
(Dollars in thousands except per share amounts)

	March 31,	December 31,	March 31,
	2011	2010	2010
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$49,635	$24,078	$49,855
Federal funds sold	8,272	17,870	15,358
Trading securities, at fair value	605	2,075	3,430
Investment securities available-for-sale, at fair value	125,469	135,852	147,842
Restricted stock, at cost	6,374	6,355	6,712
Loans, net of allowance for loan losses of $5,611, $5,281 and $5,737	313,996	327,029	341,629
Premises and equipment, net	1,579	1,584	1,932
Other real estate owned	4,533	4,627	8,370
Accrued interest and other assets	17,836	19,041	18,528

TOTAL ASSETS	$528,299	$538,511	$593,656

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$120,687	$124,639	$120,317
Savings and NOW deposits	53,233	56,569	56,216
Money market deposits	24,671	25,524	24,650
Time deposits	207,539	200,211	252,556

Total deposits	406,130	406,943	453,739

Repurchase agreements, federal funds purchased and other borrowings	33,992	43,153	27,293
Federal Home Loan Bank advances ($26,057, $26,208 and $25,883 at fair value)	41,057	41,208	65,883
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	3,052	3,212	2,997
Commitments and contingent liabilities	—	—	—

Total liabilities	494,541	504,826	560,222

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,108,219 shares issued and outstanding at March 31, 2011and 5,106,819 shares at December 31, 2010 and March 31, 2010, respectively	20,433	20,427	20,427
Capital surplus	25,855	25,857	25,822
Retained (deficit)	(11,946)	(12,311)	(12,902)
Accumulated other comprehensive income (loss), net	(584)	(288)	87

Total stockholders’ equity	33,758	33,685	33,434

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$528,299	$538,511	$593,656

See Notes to Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands, except for per share data)

	2011	2010
INTEREST INCOME:
Loans	$4,545	$5,140
Investment securities	1,321	1,742
Trading securities	33	88
Federal funds sold	10	11

Total interest income	5,909	6,981

INTEREST EXPENSE:
Savings and NOW deposits	32	72
Time deposits	997	1,666
Money market deposits	49	79
Repurchase agreements, federal funds purchased and other borrowings	88	124
FHLB advances	259	280
Trust preferred capital notes	92	85

Total interest expense	1,517	2,306

Net interest income	4,392	4,675
Provision for loan losses	306	275

Net interest income after provision for loan losses	4,086	4,400

OTHER INCOME:
Deposit account service charges	37	78
Net gain on sale of available-for-sale securities	79	256
Trading activity and fair value adjustments	24	(190)
Other operating income	44	117

Total other income	184	261

OTHER EXPENSES:
Salaries and employee benefits	1,392	2,003
Occupancy expense	561	628
Equipment expense	168	194
Other real estate owned expense	35	43
FDIC assessments	350	363
Operating expenses	1,217	1,316

Total other expenses	3,723	4,547

Income before income taxes	547	114
Income tax expense	182	—

NET INCOME	$365	$114

Net income per common share, basic	$0.07	$0.02

Net income per common share, diluted	$0.07	$0.02

Weighted average number of shares, basic	5,108,048	5,106,819

Weighted average number of shares, diluted	5,123,029	5,108,085

See Notes to Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	(Deficit)	Income (Loss)	Income (Loss)	Equity
BALANCE, DECEMBER 31, 2009	$20,427	$25,835	$(13,016)	$(112)		$33,134

COMPREHENSIVE INCOME:
Net income	—	—	114	—	$114	114
Other comprehensive loss, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $190	—	—	—	—	368	—
Less: reclassification adjustment, net of income taxes of $(87)	—	—	—	—	(169)	—

Other comprehensive income, net of tax	—	—	—	199	199	199

Total comprehensive income	—	—	—	—	$313	—

Stock-based compensation expense	—	(13)	—	—		(13)

BALANCE, March 31, 2010	$20,427	$25,822	$(12,902)	$87		$33,434

BALANCE, DECEMBER 31, 2010	$20,427	$25,857	$(12,311)	$(288)		$33,685

COMPREHENSIVE INCOME:
Net income	—	—	365	—	$365	365
Other comprehensive income, net of tax:
Unrealized holding losses on securities available-for-sale, net of tax of $(125)	—	—	—	—	(244)	—
Less: reclassification adjustment, net of income taxes of $(27)	—	—	—	—	(52)	—

Other comprehensive loss, net of tax	—	—	—	(296)	(296)	(296)

Total comprehensive income	—	—	—	—	$69	—

Exercise of stock options	6	(2)	—	—		4

BALANCE, March 31, 2011	$20,433	$25,855	$(11,946)	$(584)		$33,758

See Notes to Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$365	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	371	256
Disposal of fixed assets	15	—
Provision for loan losses	306	275
Losses and valuation adjustments on other real estate owned	12	—
Proceeds from sale of loans held for sale	—	1,983
Stock-based compensation expense	—	(13)
Net (gain) on sale of securities available-for-sale	(79)	(256)
Trading activity and fair value adjustments	(24)	190
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	833	3,644
Other liabilities	(160)	66

Net cash provided by operating activities	1,639	6,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	9,598	(12,388)
Purchase of securities available-for-sale	(9,756)	(21,054)
Proceeds from sale/calls of securities available-for-sale	15,264	14,490
Paydowns on securities available-for-sale	4,293	4,219
Net change in trading securities	1,867	3,920
Net change in restricted stock	(19)	(394)
Net change in loan portfolio	12,517	11,247
Proceeds from sale of other real estate owned	292	115
Purchase of premises and equipment	(168)	(64)

Net cash provided by investing activities	33,888	91

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	(3,952)	27,471
Savings and NOW deposits	(3,336)	2,599
Money market deposits	(853)	2,188
Time deposits	7,328	(10,427)
Repurchase agreements, federal funds purchased and other borrowings	(9,161)	(19,997)
FHLB long term advances issued	—	15,000
Proceeds from exercise of stock options	4	—

Net cash provided by (used in) financing activities	(9,970)	16,834

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,557	23,184

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,078	26,671

CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,635	$49,855

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
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
In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF is a wholly-owned mortgage banking subsidiary of the Bank and originated residential mortgages for subsequent sale. AHF did not maintain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced it would no longer offer mortgage banking operations via AHF. The company is now inactive. Alliance Bank Mortgage Division (ABMD) was created in 2007 as a division within the Bank. From time to time, ABMD may offer mortgage banking products and services to Bank clients and some additional third party clients. In 2010 and 2011, ABMD had minimal operational activity. As of March 31, 2011, this division within the Bank is inactive.
On June 26, 2003, Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust and a subsidiary of Bankshares was formed for the purpose of issuing Bankshares’ trust preferred debt.
The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of March 31, 2011, December 31, 2010 and March 31, 2010, the results of operations for the three month period ended March 31, 2011 and 2010, and cash flows and changes in stockholders’ equity for the three month period ended March 31, 2011 and 2010. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the SEC).
Operating results for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of full year financial results.
Accounting Standards Codification (ASC) 718-10, “Stock Compensation”, requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
As of March 31, 2011, there was $126 thousand of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period which is estimated to be five years or less.
Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. There were no grants of stock options for the first three months of 2011.
Stock option activity for the three months ended March 31, 2011 is summarized below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2011	500,210	$10.26
Granted	—	—
Exercised	(1,400)	2.32
Forfeited	(70,625)	12.18
Expired	(10,350)	4.25

Outstanding at March 31, 2011	420,635	$10.11	5.0	$—

Exercisable at March 31, 2011	308,835	$11.92	5.0	$—

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
FHLB Advances and Time Deposits — Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. As of March 31, 2011, Bankshares had one wholesale liability as a fair value instrument: a long-term Federal Home Loan Bank (FHLB) advance.
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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements at March 31, 2011
					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	Current
Description	Value	(Level 1)	(Level 2)	(Level 3)	Quarter
	(dollars in thousands)
Assets:
Trading securities — PCMOs	$605	$—	$—	$605	$(127)
Available-for-sale securities:
U.S. government corporations and agencies	42,972	—	42,972	—	—
U.S. government CMOs	20,098	—	20,098	—	—
U.S. government agency MBS	19,601	—	19,601	—	—
PCMOs	13,715	—	—	13,715	—
Municipal securities	29,083	—	29,083	—	—
Liabilities:
FHLB advances	26,057	—	—	26,057	151

					$24

	Fair Value Measurements at December 31, 2010
					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	2010
Description	Value	(Level 1)	(Level 2)	(Level 3)	Results
	(dollars in thousands)
Assets:
Trading securities — PCMOs	$2,075	$—	$—	$2,075	$(87)
Available-for-sale securities:
U.S. government corporations and agencies	51,763	—	25,773	25,990	—
U.S. government CMOs	22,576	—	22,576	—	—
U.S. government agency MBS	14,805	—	14,805	—	—
PCMOs	17,621	—	—	17,621	—
Municipal securities	29,087	—	29,087	—	—
Liabilities:
Brokered certificate of deposit	—	—	—	—	23
FHLB advances	26,208	—	—	26,208	(447)

					$(511)

The following table presents the activity in Level 3 fair value measurements for the three months ended March 31, 2011:
Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

(dollars in thousands)

			Available for
	Trading	FHLB	Sale
	Securities	Advances	Securities
Beginning balance, January 1, 2011	$2,075	$26,208	$43,611
Transfers into (out of) Level 3	—	—	(25,990)
Sales, maturities or calls	(1,343)	—	(3,750)
Realized gains (losses) on assets	(127)	—	59
Realized (gains) losses on liabilities	—	(151)	—
Unrealized gains (losses) on assets	—	—	(215)

Ending balance, March 31, 2011	$605	$26,057	$13,715

For the assets and liabilities selected for fair value accounting, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. Although there are positive signs in the economy, the market is continuing to act in an unusual manner; therefore, management is continuing to monitor certain instruments using additional inputs as well as implementing its strategy to reduce the fair value portfolio. Changes in fair values associated with fluctuations in market values reported above are reported as trading activity and fair value adjustments on the Consolidated Statements of Income.
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
The following describes the valuation techniques used by Bankshares to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:
Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the underlying collateral, if any. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Bankshares using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3. Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.
Other Real Estate Owned (OREO). OREO is measured at fair value using an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Bankshares using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3.

The following table summarizes Bankshares’ assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at March 31, 2011
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets:
Impaired loans, net of valuation allowance	$7,306	$—	$7,306	$—
OREO	$4,533	$—	$4,533	$—

Carrying Value at December 31, 2010
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets:
Impaired loans, net of valuation allowance	$3,124	$—	$3,124	$—
OREO	$4,627	$—	$4,627	$—
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
Trust Preferred Capital Notes
The fair value of Bankshares’ Trust Preferred Capital Notes, which is discussed in Note 9, is estimated using discounted cash flow analyses based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.
Off-Balance-Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. Fair value of off- balance sheet financial Commitments are considered immaterial, and are therefore not included in the table below.
Fair Value of Financial Instruments
The following table reflects the fair value of financial instruments:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:

Cash and due from banks	$49,635	$49,635	$24,078	$24,078
Federal funds sold	8,272	8,272	17,870	17,870
Trading securities	605	605	2,075	2,075
Available-for-sale securities	125,469	125,469	135,852	135,852
Loans, net	313,996	311,512	327,029	324,164
Accrued interest receivable	2,366	2,366	2,758	2,758

Financial liabilities:
Noninterest-bearing deposits	$120,687	$120,687	$124,639	$124,639
Interest-bearing deposits	285,443	264,850	282,304	264,176
Short-term borrowings	33,992	33,992	43,153	43,148
FHLB advances	15,000	15,000	15,000	15,000
FHLB advances, at fair value	26,057	26,057	26,208	26,208
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	1,058	1,058	976	976
3. Trading Securities
The following table reflects trading securities accounted for on a fair value basis and the effective yield of the instruments as of the dates indicated:

	March 31,		December 31,		March 31,
	2011		2010		2010
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
Trading securities:
PCMOs	605	5.43%	2,075	5.32%	3,430	5.36%

Total trading securities	$605	5.43%	$2,075	5.32%	$3,430	5.26%

4. Investment Securities
The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at March 31, 2011 are summarized as follows:

	March 31, 2011
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$43,032	$524	$(584)	$42,972
U.S. government agency CMOs	19,703	555	(160)	20,098
U.S. government agency MBS	19,463	159	(21)	19,601
PCMOs	13,489	265	(39)	13,715
Municipal securities	30,667	233	(1,817)	29,083

Total available-for-sale securities	$126,354	$1,736	$(2,621)	$125,469

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2010 are summarized as follows:

	December 31, 2010
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$51,684	$657	$(578)	$51,763
U.S. government agency CMOs	22,185	596	(205)	22,576
U.S. government agency MBS	14,587	218	—	14,805
PCMOs	17,180	468	(27)	17,621
Municipal securities	30,653	201	(1,767)	29,087

Total available-for-sale securities	$136,289	$2,140	$(2,577)	$135,852

There were no held-to-maturity investments at March 31, 2011 or December 31, 2010.
The following tables present the aggregate amount of unrealized loss in investment securities as of March 31, 2011 and December 31, 2010. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. government corporations and agencies	$27,229	$(584)	$—	$—	27,229	$(584)
U.S. government agency CMOs	7,282	(160)	—	—	7,282	(160)
U.S. government agency MBS	5,595	(21)	—	—	5,595	(21)
PCMOs	2,629	(39)	—	—	2,629	(39)
Municipal securities	19,877	(1,092)	1,917	(725)	21,794	(1,817)

Total temporarily impaired investment securities	$62,612	$(1,896)	$1,917	$(725)	$64,529	$(2,621)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(dollars in thousands)
U.S. government corporations and agencies	$25,195	$(578)	$—	$—	$25,195	$(578)
U.S. government agency CMOs	7,252	(205)	—	—	7,252	(205)
PCMOs	4,103	(27)	—	—	4,103	(27)
Municipal securities	19,862	(1,112)	1,966	(655)	21,828	(1,767)

Total temporarily impaired investment securities	$56,412	$(1,922)	$1,966	$(655)	$58,378	$(2,577)

Bankshares’ investment security portfolio is primarily comprised of fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments, an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if Bankshares does not intend to sell). In the event that a security would suffer impairment for a reason that was

“other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the write-down would be included in earnings as a realized loss. As of March 31, 2011 and December 31, 2010, management does not consider any of the unrealized losses to be other-than-temporarily impaired and no impairment charges have been recorded.
There are a total of 56 investment securities totaling $64.5 million that have an unrealized loss and are considered temporarily impaired as of March 31, 2011. Management believes the unrealized losses noted in the table above are a result of current market conditions, interest rates, and do not reflect on the ability of the issuers to repay the obligations. Approximately $27.2 million or 42.2% of the investment securities with an unrealized loss are backed by U.S. Government Agencies or Corporations and other forms of underlying collateral. The PCMOs amounting to $2.6 million with an unrealized loss are all rated AAA by at least one national rating service. The municipalities have taxing authority and the ability to support their debt. Bankshares does not intend to sell the investments and it is not likely that Bankshares will be required to sell the investments before recovery of the unrealized losses.
Bankshares’ investment in Federal Home Loan Bank (FHLB) stock totaled $5.0 million at March 31, 2011. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock that started in 2009 and ended in 2010, and because the FHLB has shown consistent profitability during 2010 and the first quarter of 2011, Bankshares does not consider this investment to be other than temporarily impaired as of March 31, 2010 and no impairment has been recognized. FHLB stock is included in restricted stock on the Consolidated Balance Sheets.

5. Loans
The following table summarizes the composition of the loan portfolio by dollar amount and percentage as of the dates indicated:

	March 31,		December 31,
	2011		2010
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Real estate:
Residential real estate	$107,514	33.6%	$110,862	33.4%
Commercial real estate	139,820	43.8%	146,222	44.0%
Construction	41,854	13.1%	43,017	12.9%

Total real estate	289,188	90.5%	300,101	90.3%
Commercial and industrial	26,014	8.1%	27,517	8.3%
Consumer	4,405	1.4%	4,692	1.4%

Gross loans	319,607	100.0%	332,310	100.0%

Less: allowance for loan losses	(5,611)		(5,281)

Net loans	$313,996		$327,029

     As of March 31, 2011 and December 31, 2010, there were $190 thousand and $894 thousand, respectively, in checking account overdrafts that were reclassified on the Consolidated Balance Sheets as loans.

The following tables represent the credit quality of loans by class:

	Credit Quality Loans By Class
	As Of March 31, 2011
	(dollars in thousands)
			Special				Total
INTERNAL RISK RATING GRADES	Pass	Watch	Mention	Substandard	Doubtful	Loss	Loans
Risk Rating Number	1 to 5	6	7	8	9	10

Commercial and industrial	$22,765	$875	$727	$1,647	$—	$—	$26,014
Commercial real estate
Owner occupied	67,631	1,242	791	1,699	443	—	71,806
Non-owner occupied	59,545	2,614	3,900	1,955	—	—	68,014
Construction/land
Residential	17,339	181	683	3,260	1,499	—	22,962
Commercial	7,507	1,658	3,108	6,619	—	—	18,892
Residential real estate
Equity Lines	29,270	769	—	—	—	—	30,039
Single family	60,392	1,819	3,987	6,554	686	—	73,438
Multifamily	4,037	—	—	—	—	—	4,037
Consumer — non real estate	4,216	189	—	—	—	—	4,405

Totals	$272,702	$9,347	$13,196	$21,734	$2,628	$—	$319,607

	Credit Quality Loan By Class
	As Of December 31, 2010
	(dollars in thousands)
			Special				Total
INTERNAL RISK RATING GRADES	Pass	Watch	Mention	Substandard	Doubtful	Loss	Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10

Commercial and industrial	$24,539	$437	$734	$1,807	$—	$—	$27,517
Commercial real estate
Owner occupied	73,834	634	2,074	3,273	—	—	79,815
Non-owner occupied	59,757	2,732	3,918	—	—	—	66,407
Construction/land
Residential	17,483	1,553	—	3,300	872	—	23,208
Commercial	7,723	1,633	1,492	8,961	—	—	19,809
Residential real estate
Equity Lines	43,266	958	348	397	—	—	44,969
Single family	45,520	6,627	3,312	5,846	—	—	61,305
Multifamily	4,588	—	—	—	—	—	4,588
Consumer — non real estate	4,501	—	—	191	—	—	4,692

Totals	$281,211	$14,574	$11,878	$23,775	$872	$—	$332,310

[1]	Internal risk ratings of pass (rating numbers 1 to 5) and watch (rating number 6) are deemed to be unclassified assets. Internal risk ratings of special mention (rating number 7), substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.

The following tables sets forth aging and non-accrual loans by class:

	Aging and Nonaccrual Loans by Class
	As of March 31, 2011
	(dollars in thousands)
						90-days
			90 Days or			Past Due
	30-59 Days	60-89 Days	More Past	Total Past		and Still	Nonaccrual
	Past Due	Past Due	Due	Due	Current	Accruing	Loans
Commerical & Industrial	$1,234	$—	$—	$1,234	$24,780	$—	$967
Commercial real estate
Owner occupied	1,699	443	—	2,142	69,664	—	2,142
Non-owner occupied	104	—	—	104	67,910	—	104
Construction/land
Residential	644	411	3,651	4,706	18,256	—	4,062
Commercial	5,622	—	—	5,622	13,270	—	2,110
Residential real estate
Equity Lines	589	—	44	633	29,406	—	44
Single Family	2,272	313	2,145	4,730	68,708	—	2,145
Multifamily	—	—	—	—	4,037	—	—
Consumer-Non real estate	—	—	—	—	4,405	—	—

Total loans	$12,164	$1,167	$5,840	$19,171	$300,436	$—	$11,574

	Aging and Nonaccrual Loans By Class
	As of December 31, 2010
	(dollars in thousands)
						90-days
	30-59	60-89	90 Days or			Past Due
	Days Past	Days Past	More Past	Total Past		and Still	Nonaccrual
	Due	Due	Due	Due	Current	Accruing	Loans

Commerical and industrial	$718	$—	$—	$718	$26,799	$—	$—
Commercial real estate
Owner occupied	1,992	—	291	2,283	77,532	—	291
Non-owner occupied	328	—	—	328	66,079	—	—
Construction/land
Residential	2,585	—	1,128	3,713	19,495	256	872
Commercial	1,859	1,917	—	3,776	16,033	—	—
Residential real estate
Equity Lines	427	—	—	427	44,541	—	—
Single Family	5,608	—	478	6,086	55,220	—	740
Multifamily	—	—	—	—	4,588	—	—
Consumer -non real estate	—	91	—	91	4,601	—	—

Total loans	$13,517	$2,008	$1,897	$17,422	$314,888	$256	$1,903

6. Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the periods presented:

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
	(dollars in thousands)
Balance, beginning of period	$5,281	$5,619	$5,619
Provision for loan losses	306	1,753	275
Loans charged off	(206)	(2,239)	(165)
Recoveries of loans charged off	230	148	8

Net (charge-offs) recoveries	24	(2,091)	(157)

Balance, end of period	$5,611	$5,281	$5,737

The following table represents the allocation of allowance for loan losses by segment:

	Allowance for Loan Losses
	As of March 31, 2011
	Commercial	(dollars in thousands)
	and	Commercial	Construction	Residential
	Industrial	Real Estate	Land	Real Estate	Consumer	Total

Allowance for Loan Losses:
Beginning Balance:	$463	$1,420	$700	$2,613	$85	$5,281
Charge-offs	(10)	(80)	—	(116)	—	(206)
Recoveries	116	4	—	109	1	230
Provision	(215)	(13)	1,219	(668)	(17)	306

Ending Balance:	$354	$1,331	$1,919	$1,938	$69	$5,611

Individually evaluated for impairment	$—	$77	$1,424	$279	$—	$1,780

Collectively evaluated for impairment	$354	$1,254	$495	$1,659	$69	$3,831

Loans:
Ending Balance:	$26,014	$139,820	$41,854	$107,514	$4,405	$319,607

Individually evaluated for impairment	$967	$2,142	$6,172	$2,293	$—	$11,574

Collectively evaluated for impairment	$25,047	$137,678	$35,682	$105,221	$4,405	$308,033

	Allowance for Loan Losses
	As of December 31, 2010
	(Dollars in thousands)
	Commercial	Commercial	Construction	Residential
	and Industrial	Real Estate	Land	Real Estate	Consumer	Total

Ending Balance:
Allowance for Loan Losses	$463	$1,420	$700	$2,613	$85	$5,281

Individually evaluated for impairment	$—	$77	$696	$100	$—	$873

Collectively evaluated for impairment	$463	$1,343	$4	$2,513	$85	$4,408

Ending Balance:
Loans	$27,517	$146,222	$43,017	$110,862	$4,692	$332,310

Individually evaluated for impairment	$—	$291	$3,272	$740	$—	$4,303

Collectively evaluated for impairment	$27,517	$145,931	$39,745	$110,122	$4,692	$328,007

Impaired loans and nonaccrual loans are summarized as follows as of the dates indicated:

	March 31,	December 31,
	2011	2010
	(dollars in thousands)
Impaired loans without a valuation allowance	$2,997	$306
Impaired loans with a valuation allowance	8,577	3,997

Total impaired loans	$11,574	$4,303

Valuation allowance related to impaired loans	$1,780	$873

Total loans past due 90 days and still accruing	$—	$256

Average investment in impaired loans	$11,760	$4,400

Interest income recognized on impaired loans	$61	$226

Interest income recognized on a cash basis on impaired loans	$61	$226

The following tables represent specific allocation for impaired loans by class:

	Specific Allocation for Impaired Loans By Class
	As of March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(dollars in thousands)
With no related allowance:
Commercial & Industrial	$968	$968	$—	$968	$14
Commercial Real Estate
Owner occupied	1,699	1,699	—	1,706	20
Non-owner occupied	104	104	—	104	—
With an allowance Recorded:
Commercial Real Estate
Owner occupied	443	443	77	443	—
Construction/Land
Residential	4,115	4,271	1,116	4,271	—
Commercial	2,110	2,110	308	2,110	27
Residential Real Estate
Single Family	2,135	2,158	279	2,158	—

Total:	$11,574	$11,753	$1,780	$11,760	$61

	Specific Allocation for Impaired Loans by Class
	As of December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(Dollars in thousands)
With no related allowance:
Residential real estate:
Single Family	$306	$322	$—	$320	$9
With an allowance recorded:
Commercial real estate
Owner occupied	291	291	77	293	20
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	3,272	3,428	696	3,353	197
Commercial	—	—	—	—	—
Residential real estate
Single family	434	457	100	434	—

Total:	$4,303	$4,498	$873	$4,400	$226

There were no nonaccrual loans excluded from impaired loan disclosures as of March 31, 2011 and December 31, 2010. No additional funds are committed to be advanced in connection with impaired loans. At March 31, 2011, there were $843 thousand in troubled debt restructured loans and $212 thousand in troubled debt restructured loans as of December 31, 2010.
7. Other Real Estate Owned (OREO)
The table below reflects changes in OREO for the periods indicated:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
	(dollars in thousands)
Balance, beginning of period	$4,627	$7,875	$7,875

Properties acquired at foreclosure	210	1,973	610
Capital improvements on foreclosed properties	—	55	—
Sales of foreclosed properties	(304)	(4,918)	(115)
Valuation adjustments	—	(358)	—

Balance, end of period	$4,533	$4,627	$8,370

The table below reflects expenses applicable to OREO for the periods indicated:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
	(dollars in thousands)
Net loss on sales of OREO	$12	$303	$—
Valuation adjustments	—	358	—
Operating expenses, net of rental income	23	180	43

Total OREO expense	$35	$841	$43

8. Federal Home Loan Bank Advances
Bankshares has two advances from the FHLB: one fixed rate advance and one floating rate advance.
At March 31, 2011 and December 31, 2010, the FHLB advance accounted for on a fair value basis had a value of $26.1 and $26.2 million, respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% at March 31, 2011 and December 31, 2010. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at March 31, 2011 and December 31, 2010.
At March 31, 2011 and December 31, 2010, there was one FHLB advance accounted for on a cost basis. Bankshares entered into this floating rate advance in the first quarter of 2010 for $15.0 million. The advance matures in 2012 and the interest rate at March 31, 2011 and December 31, 2010 was 0.213% and 0.184%, respectively. The weighted average interest rate for both FHLB advances outstanding is 2.570%.
9. Trust Preferred Capital Notes of Subsidiary Trust
On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the Trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of income. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through March 31, 2011, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of March 31, 2011 the total amount of deferred and compounded interest owed under the indenture is $666 thousand. The base interest rate as of March 31, 2011 was 3.46% and as of December 31, 2010 was 3.45%.
All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At March 31,

2011 and December 31, 2010, the entire amount was considered Tier 1 capital.
10. Net Income Per Share
The following tables show the weighted average number of shares used in computing net income per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders for the periods presented.

Three Months Ended March 31,	2011		2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic net income per share	5,108,048	$0.07	5,106,819	$0.02

Effect of dilutive securities, stock options	14,981		1,266

Diluted net income per share	5,123,029	$0.07	5,108,085	$0.02

Net income utilized in the earnings per share calculations above:	$365,000		$114,000

Average shares of 310,341 and 606,949 have been excluded from the calculation for the three months ended March 31, 2011 and March 31, 2010, respectively, because their effects were anti-dilutive.
11. Supplemental Cash Flow Information

	March 31, 2011	March 31, 2010
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the three months	$1,435	$2,584

Income taxes paid during the three months	$—	$—

Supplemental Disclosures of Noncash Activities:
Fair value adjustment on available-for-sale securities	$(448)	$302

Transfer of loans to foreclosed assets	$210	$610

12. Subsequent Event
     Bankshares evaluated subsequent events that occurred after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provided evidence about conditions that did not exist at the date of the balance sheet but arose after that date. As of the report date there were no subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bankshares and the Bank on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010, and the unaudited consolidated financial statements and accompanying notes included elsewhere in this report.
Internet Access to Corporate Documents
     Information about Bankshares can be found on the Bank’s website at www.alliancebankva.com. Under “Documents/SEC Filings” in the Investor Relations section of the website, Bankshares posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). All such filings are available free of charge.
     The information available on the Bank’s website is not part of the Quarterly Report on Form 10-Q or any other report filed by Bankshares with the SEC.
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. Forward-looking statements in this report may include, but are not limited to, statements regarding profitability, liquidity, the Bankshares’ loan portfolio, adequacy of the allowance for loan losses and provisions for loan losses, trends regarding net charge-offs, trends regarding levels of nonperforming assets, interest rates and yields, interest rate sensitivity, market risk, regulatory developments, capital requirements, business strategy and other goals or objectives.
     You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Changes in the strength of the national economy in general and the local economies in our market areas that adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	Loss of key production or managerial personnel;

•	Retention of existing employees;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Changing trends in customer profiles and behavior;

•	Direct and substantive competition from other financial services companies targeting certain key business lines;

•	Other competitive factors within the financial services industry;

•	Changes in the availability of funds resulting in increased costs or reduced liquidity;

•	Changes in accounting policies, rules and practices;

•	Changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;

•	The timing of and value realized upon the sale of Other Real Estate Owned (OREO) property;

•	Changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	Fiscal and governmental policies of the United States federal government;

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, related regulatory rulemaking processes and other legislative and regulatory initiatives on the regulation and supervision of financial institutions, specifically depository institutions;

•	The impact of changes to capital requirements that apply to financial institutions and depository institutions, including changes related to the proposed Basel III capital standards;

•	Changes in the way the FDIC insurance premiums are assessed;

•	Changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	Timing and implementation of certain balance sheet strategies;

•	Impairment concerns and risks related to our investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Changes in tax laws and regulations;

•	Our ability to recognize future tax benefits;

•	Our ability to operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	Impacts of implementing various accounting standards; and

•	Other factors described from time to time in our SEC filings.
     In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the regulatory and competitive landscape. Additionally, other risks that cause actual results to differ from predicted results are set forth in Item1A of Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010.
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
     The general allowance is developed following the accounting principles contained in ASC 450-10-05 and represents the largest component of the total allowance. It is determined by aggregating un-criticized loans and unimpaired loans by loan type based on common purpose, collateral, repayment source or other credit characteristics and then applying factors which in the judgment of management represent the expected losses over the life of the loans. In determining those factors, we consider the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) the experience and depth of the borrowers’ management, (6) national and local economic trends, (7) concentrations of credit by individual credit size and by class of loans, (8) quality of loan review system and (9) the effect of external factors (e.g., competition and regulatory requirements).
     ASC 310-10-35, Receivables is the basis upon which we determine specific reserves on individual loans which comprise the specific allowance. Specific loans to be evaluated for impairment are identified based on the borrower’s loan size and the loan’s risk rating, collateral position and payment history. If it is determined that it is likely that the Bank will not receive full payment in a timely manner, the loan is determined to be impaired. Each such identified loan is then evaluated to determine the amount of reserve that is appropriate based on ASC 310-10-35. This standard also requires that losses be accrued based on the differences between the value of collateral, present value of expected future cash flows or values that are observable in the secondary market and the loan balance.
     Share-Based Compensation. ASC 718-10, Stock Compensation, requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and nonvested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the Black-Scholes model to estimate fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.
     Deferred Tax Asset. Bankshares routinely evaluates the likelihood of the recognition of deferred tax assets. The analysis is used to determine if a valuation allowance for deferred tax assets is necessary. Our analysis reviews various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted.
     We considered positive evidence such as recent financial performance, previous earnings patterns, the recent history of loan charge-offs, nonperforming assets, OREO expenses, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. We considered negative evidence such as operating losses in prior fiscal periods and trends in market values of our real estate collateral. We considered several different economic scenarios in evaluating whether the projected income in future periods was sufficient to recover the NOL over the prescribed period. In addition, we considered tax planning strategies that would impact the timing and extent of taxable income. The projected performance metrics over the period of NOL recognition indicates that, as of March 31, 2011, it is more likely than not that Bankshares will have sufficient taxable income in the future to recognize the deferred tax assets. Therefore, Bankshares has concluded that a valuation allowance for deferred tax assets is not necessary as of March 31, 2011.
Overview
     Bankshares’ primary long-term financial goals are to maximize earnings and deploy capital in profit driven initiatives that will enhance shareholder value in a sustainable fashion. Bankshares’ current emphasis is on optimizing profitability in the near term and strengthening the financial performance of the company, while also transitioning its operations to focus more closely on traditional banking activities and to reposition Bankshares for the future. Bankshares’ transitional strategies to achieve these goals include, among others, the following initiatives:
•	Diversifying the loan portfolio by increasing our focus on commercial loans and loans secured by owner occupied commercial real estate, while continuing to be an active lender in attractive aspects of the residential and commercial real estate markets;

•	Reducing the investment securities portfolio and eliminating the trading assets portfolio.

•	Continuing to attentively manage the level of nonperforming assets by addressing problem loans on a timely basis.

•	Increasing low cost deposits by local commercial and retail customers and reducing our brokered deposit portfolio; and

•	Reducing our operating and funding costs.

     Performance Highlights
•	Net income for the quarter ended March 31, 2011 was $365 thousand compared to net income of $114 thousand for the same period in 2010, an improvement of $251 thousand. Earnings per common share, basic and diluted, amounted to $0.07 at March 31, 2011, compared to $0.02 at March 31, 2010.

•	Total assets were $528.3 million at March 31, 2011, a decrease of $10.2 million from December 31, 2010 total assets of $538.5 million. The decrease in total assets is directly related to the payoff of a number of loan relationships in the quarter, a reduction in federal funds sold and reductions in our investment securities portfolio.

•	Total loans were $319.6 million at March 31, 2011, a decrease of $12.7 million, or 3.82% from the December 31, 2010 balance of $332.3 million. The continued reductions in construction/land loan exposure, seasonal reductions in credit line usage from the Commercial and Industrial (C&I) segment, and full repayment on several commercial real estate loans contributed to the lower March 31, 2011 balance.

•	Our ratio of nonperforming assets to total assets was 3.21% as of March 31, 2011 compared to 1.75% as of December 31, 2010, or an increase of 146 basis points. This increase is due to management electing to include as nonaccrual loans two substandard relationships that displayed signs of additional weaknesses totaling $6.5 million.

•	As of March 31, 2011, the composition of nonperforming assets was $11.6 million of nonaccrual loans, $4.5 million of OREO, and $843 thousand of troubled debt restructured loans for a total of $16.9 million, compared to total nonperforming assets as of December 31, 2010, of $9.4 million. The nonaccrual balance increased by $7.5 million at March 31, 2011. This increase is attributable to including in nonaccrual loans two relationships which are rated substandard. These loans are secured by various real estate holdings and we believe we are applying appropriate strategies to the circumstances reflected in each relationship.

•	The investment securities portfolio totaled $125.5 million at March 31, 2011. This compares to $135.9 million of investments as of December 31, 2010, a decrease of $10.4 million. Targeted efforts by management to strategically restructure the balance sheet led to the reduction in the investment securities portfolio.

•	The net interest margin for the quarter ended March 31, 2011 was 3.78% compared to 3.66% for the same 2010 period, an increase of 12 basis points.

•	Deposits were $406.1 million at March 31, 2011, a minimal decrease from the December 31, 2010 balance of $406.9 million.

•	Demand deposits were $120.1 million at March 31, 2011, or 29.6% of total deposits. This compares to the December 31, 2010 level of $124.6 million or 30.6% of total deposits.
     Financial Performance Measures. Bankshares’ net income for the three month period ended March 31, 2011 was $365 thousand, an improvement of $251 thousand over the first quarter of 2010 net income of $114 thousand. The net income of $365 thousand includes net interest income of $4.4 million compared to $4.7 million for the same period last year, a decrease of $283 thousand. That decrease is due primarily to a decrease in interest income in the amount of $1.1 million, which was partially offset by a decrease of $789 thousand in the cost of funds.

For the three months ended March 31, 2011, total interest expense was $1.5 million compared to $2.3 million for the three months ended March 31, 2010. These results led to $0.07 basic and diluted earnings per share for the quarter ended March 31, 2011, compared to $0.02 basic and diluted earnings per share for the quarter ended March 31, 2010. Weighted average basic shares outstanding were 5,108,048 for the three months ended March 31, 2011 and 5,106,819 for the three months ended March 31, 2010. Weighted average diluted shares outstanding were 5,123,029 for the three months ended March 31, 2011 and 5,108,085 for the three months ended March 31, 2010.
     Net interest margin increased to 3.78% for the three months ended March 31, 2011 compared to 3.66% for the three months ended March 31, 2010, an increase of 12 basis points. A key contributing factor to the improved net interest margin was the lower cost of funds during 2011. Net interest margin for the quarter was negatively affected by the increase in non-accrual loans and by a decrease in the yield on interest earning assets. Total interest income reversed for the first quarter ended March 31, 2011 was $193 thousand compared to $62 thousand for the first quarter ended March 31, 2010.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended March 31, 2011 was $4.4 million compared to $4.8 million for the same period in 2010. Interest income on earning assets was $1.2 million lower for the three months ended March 31, 2011, compared to the first quarter of 2010. Of the $1.2 million decrease in interest income, $457 thousand is attributable to the $32.4 million lower average balance in loans. The reduction in the average balance in the investment securities portfolio was $19.4 million and contributed $208 thousand to the reduction in interest income. The decrease in yield from 4.69% to 3.89% in the investment securities portfolio also contributed to $292 thousand to the decrease in interest income. This was offset by the decrease in interest expense of $789 thousand. The average balance of interest bearing deposits decreased by $60.3 million and contributed $343 thousand to the reduction in interest expense. The average rate paid on deposits improved to 1.62% from 2.24%, which reduced interest expense by $396 thousand.
     The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the three month periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended March 31,
	2011			2010
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate[1]	Balance	Expense	Rate[1]
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$325,151	$4,545	5.67%	$357,555	$5,140	5.83%
Trading securities	1,828	33	7.32%	5,773	88	6.18%
Investment securities	140,745	1,350	3.89%	160,140	1,850	4.69%
Federal funds sold	6,567	10	0.62%	6,792	11	0.66%

Total interest earning assets	474,291	5,938	5.08%	530,260	7,089	5.42%

Non-interest earning assets:
Cash and due from banks	19,296			19,473
Premises and equipment	1,603			2,000
Other real estate owned (OREO)	4,501			7,921
Other assets	18,578			21,038
Less: allowance for loan losses	(5,479)			(5,638)

Total non-interest earning assets	38,499			44,794

Total Assets	$512,790			$575,054

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$41,879	$25	0.24%	$42,628	$69	0.66%
Money market deposit accounts	25,533	49	0.78%	23,054	79	1.39%
Savings accounts	3,819	7	0.74%	3,541	3	0.34%
Time deposits	198,045	997	2.04%	260,358	1,666	2.60%

Total interest-bearing deposits	269,276	1,078	1.62%	329,581	1,817	2.24%
FHLB advances(3)	41,206	259	2.55%	57,603	280	1.97%
Other borrowings	78,448	180	0.93%	66,875	209	1.27%

Total interest-bearing liabilities	388,930	1,517	1.58%	454,059	2,306	2.06%

Non-interest-bearing liabilities:
Demand deposits	87,960			85,310
Other liabilities	2,281			2,272

Total liabilities	479,171			541,641
Stockholders’ Equity	33,619			33,413

Total Liabilities and Stockholders’ Equity	$512,790			$575,054

Interest Spread (4)			3.51%			3.36%

Net Interest Margin (5)		$4,421	3.78%		$4,783	3.66%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $5.4 million and $4.6 million in the first quarter of 2011 and 2010, respectively. The 2011 and 2010 interest income on nonaccrual loans excluded from the loans above was $193 thousand and $62 thousand, respectively.

(3)	Average fair value of FHLB advances for the first quarter of 2011 and 2010 was $26.1 million and $25.1 million, respectively.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(5)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     Average loan balances were $325.2 million for the three months ended March 31, 2011 compared to $357.6 million for the same period in 2010. The decrease in average loans is a result of management’s short-term strategy to reduce certain types of real estate lending, such as land acquisition and development financing. The longer-term strategy is to grow small business commercial loans and owner occupied commercial real estate. The related interest income from loans was $4.5 million in the three months ended March 31, 2011compared to $5.1 million in the same period in 2010. The average yield on loans of 5.67% during the three months ended March 31, 2011 was 16 basis points lower than the yield of 5.83% in the first quarter of 2010. Interest rates are established for classes of loans that include variable rates based on Wall Street Journal Prime or other identifiable bases while others carry fixed rates with terms out to 15 years. Most new variable rate originations include minimum start rates and/or floors.
     Trading securities averaged $1.8 million for the three months ended March 31, 2011, compared to $5.8 million for the three months ended March 31, 2010. Trading securities interest income for the three months ended March 31, 2011was $33 thousand compared to $88 thousand for the three months ended March 31, 2010. The reduction in average trading securities reflects management’s business strategy to reduce the trading securities portfolio as we reposition the balance sheet and led to the reduction in associated interest income. At March 31, 2011, there was a single instrument in the trading securities portfolio with a carrying value of $605 thousand.
     The average balance of investment securities was $140.7 million for the quarter ended March 31, 2011 compared to $160.1 million for the same quarter in 2010. Investment securities income (on a fully tax equivalent basis) was $1.4 million for the three months ended March 31, 2011 compared to $1.9 million for the three months ended March 31, 2010. The tax equivalent average yield on investment securities for the three months ended March 31, 2011 was 3.89% compared to 4.69% for the three months ended March 31, 2010. The reduction in average investment securities from the sale of securities reflects management’s business strategy to reduce the investment securities portfolio.
     Short-term investments in federal funds sold contributed $10 thousand to interest income in the three month period ended March 31, 2011, compared to $11 thousand for the same period in 2010. The average balance for the three months ended March 31, 2011was $6.6 million, a $200 thousand decrease from the prior year average balance of $6.8 million.
     The average balance of cash and due from banks was $19.3 million and $19.5 million for the three months ended March 31, 2011and 2010, respectively. The deposit flows from the title and escrow clients can have significant volatility especially at month end or quarter end and explains some of the variance between the average cash and due from banks balances and the period-end balances.
     Total average interest earning assets yielded 5.08% for the three months ended March 31, 2011 compared to the yield of 5.42% for the same period in 2010. Total interest income (on a fully tax equivalent basis) was $5.9 million for the three months ended March 31, 2011 compared to $7.1 million for the three months ended March 31, 2010. As discussed above, interest income decreased from the first quarter of 2010 to the first quarter of 2011 due to smaller average loans and securities balances, which are a product of our strategy to reposition our balance sheet, and lower yields generated by our interest-earning assets in the low interest rate environment.
     Total average interest-bearing liabilities were $388.9 million in the first quarter of 2011, or $65.2 million lower than the first quarter of 2010 level of $454.1 million. A key driver of the decrease is the decrease in average time deposits. The average balance for time deposits for the first quarter of 2011 was $198.0 million compared to the first quarter of 2010 average balance of $260.4 million, a decrease of $62.4 million. Interest expense for all interest-bearing liabilities amounted to $1.5 million for the three months ended March 31, 2011 compared to $2.3 million for the three months ended March 31, 2010, or a savings of $789 thousand. The average cost of interest-bearing liabilities for the first quarter of 2011 was 1.58% or 48 basis points lower than the first quarter of 2010 level of 2.06%. The lower interest rate environment allowed for competitive repricing of interest bearing demand accounts, money market accounts, savings accounts and client based time deposits. The Bank prices these deposit accounts on a competitive basis with local market financial institutions, general economic conditions and market interest rates. In addition, the Bank benefited from significant downward repricing of the brokered certificate of deposit portfolio. Many of the larger wholesale deposits with higher rates have matured or repriced downward. The benefits of the repricing are seen in the lower time deposit cost of 2.04% during the first quarter of 2011 compared to 2.60% during the same period of 2010.
     As of March 31, 2011, the brokered certificate of deposit portfolio carried an average coupon rate of 1.72% compared to an average coupon rate of 2.09% at March 31, 2010.
     Non-interest bearing demand deposits averaged $88.0 million for the first three months of 2011, or $2.7 million more than the first quarter of 2010 level of $85.3 million.
     The following table describes the impact on our tax equivalent interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis
	Three Months Ended March 31
	2011 compared to 2010
	Change Due To:
	(Decrease)	Volume	Rate
	(dollars in thousands)
Interest Earning Assets:
Loans	$(595)	$(457)	$(138)
Trading securities	(55)	(75)	20
Investment securities	(500)	(208)	(292)
Federal funds sold	(1)	—	(1)

Total (decrease) in interest income	(1,151)	(740)	(411)

Interest-Bearing Liabilities:
Interest-bearing deposits	(739)	(343)	(396)
Borrowed funds	(50)	(19)	(31)

Total (decrease) in interest expense	(789)	(362)	(427)

(Decrease) in net interest income	$(362)	$(378)	$16

     Non-interest Income (Other Income). Non-interest income amounted to $184 thousand during the three months ended March 31, 2011, a decrease of $77 thousand from $261 thousand for the same period of 2010.
     Bankshares recorded a net gain of $79 thousand on the sale of investment securities in the three months ended March 31, 2011, compared to a net gain of $256 thousand in the three months ended March 31, 2010. Bankshares views the available for sale investment portfolio as a tool in managing the overall balance sheet and liquidity positions of the organization. From time to time, Bankshares will sell investment securities to achieve certain business objectives. These sales may result in gains or losses depending on the timing and book value of instruments sold.
     Trading activity and fair value adjustments recorded for the three months ended March 31, 2011 resulted in a net gain of $24 thousand, compared to a net loss of $190 thousand for the same period in 2010, an increase of $214 thousand. The net gain of $24 thousand is primarily driven by a positive fair value adjustment of $151 thousand on the FHLB advance. At contractual maturity, the FHLB advance will become due at par and any unrealized loss will be recognized as trading income as maturity approaches. For the three months ended March 31, 2011, trading activity and fair value adjustments in the associated with the trading investment assets generated a net loss of $127 thousand.
     Non-interest Expense (Other Expenses). During the three months ended March 31, 2011, we made important progress toward our strategic goal of optimizing profitability by decreasing our non-interest expenses.
     Non-interest expense for the three months ended March 31, 2011, amounted to $3.7 million compared to $4.5 million for the same period in 2010, a decrease of $800 thousand. A key component of non-interest expense is salary and benefits expense. This expense for the quarter ended March 31, 2011 was $1.4 million, compared to the first quarter of 2010 level of $2.0 million, a substantial decrease of $600 thousand. Occupancy and furniture and equipment costs were $729 thousand compared to the 2010 level of $822, a decrease of $93 thousand.
     OREO expense was $35 thousand for the first quarter ended March 31, 2011 compared to $43 thousand for the same period in 2010. This decrease is a result of the continued effort by management to manage problem assets in a timely manner.
     Income Taxes. We recorded income tax expense of $182 thousand in the first quarter of 2011.
     Bankshares periodically evaluates the likelihood of the recognition of deferred tax assets. The analysis is used to determine if a valuation allowance for deferred tax assets is necessary. Our analysis reviews various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so, to what degree a valuation allowance is warranted. As of March 31, 2011 and 2010, Bankshares has concluded that a valuation allowance for deferred tax assets is not necessary. For more information on the deferred tax asset valuation allowance analysis, please see “Critical Accounting Policies — Deferred Tax Asset” in Part 1, Item 2 of this Quarterly Report on Form 10-Q.
Analysis of Financial Condition
     Trading Securities. At March 31, 2011, the trading portfolio consisted of one PCMO security with a fair value of $605 thousand compared to four PCMO securities with a fair value of $3.4 million for the same period in 2010. The current effective portfolio yield is 5.43%.
     The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:

	Trading Securities
	March 31,		December 31,		March 31,
	2011		2010		2010
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
PCMOs (1)	$605	5.43%	$2,075	5.32%	$3,430	5.36%

Totals	$605	5.43%	$2,075	5.32%	$3,430	5.36%

(1)	As of March 31, 2011, trading securities consisted of one PCMO instrument. This PCMO was rated AAA by at least one ratings agency on the purchase date. Currently the security has a rating below investment grade. The instrument is currently performing as expected.

     Trading Securities Classified as Level 3. Beginning in the third quarter of 2008, and continuing through to the present time, portions of the investment and debt markets have experienced a period of significant distress and dysfunction, and market values for certain financial instruments may not be readily available. Bankshares believes that some of the investment and debt markets remain depressed. Although certain portions of the investment and debt markets have improved, the fair value of an investment security may not be the same as a liquidation value. As such, Level 3 evaluations of the fair value are used. The fair value methods used to evaluate trading assets include typical market spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, default levels, prepayment spreads, tranche classification, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. We believe this approach more accurately reflects the fair value of the PCMO security in the portfolio.
     Investment Securities — Available for Sale. On March 31, 2011, our investment portfolio contained callable and non-callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, and municipal securities. U.S. government agency securities were $43.0 million or 34.3% of the March 31, 2011 investment portfolio. As of March 31, 2011, PCMOs, CMOs and MBS made up 42.5% of the portfolio or $53.4 million. Municipal securities were 23.2% of the portfolio or $29.1 million as of March 31, 2011.
     We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $125.5 million on March 31, 2011 compared to $135.9 million at December 31, 2010. Targeted efforts to strategically restructure our balance sheet led to shifts in our investment portfolio mix and reduced the investment securities portfolio’s balance at March 31, 2011.
     The yield on the investment securities portfolio as of March 31, 2011 was 4.27%. During the first quarter of 2011, the bank earned $1.350 million on the investment securities portfolio or an effective tax equivalent yield of 3.89%. The investment securities portfolio contains mortgage oriented products (CMO, PCMO, and MBS) and SBA securities. When prepayments on these instruments occur at a faster rate than anticipated premium amortization increases which adversely impacts the portfolio yield. During the quarter the Bank experienced greater than expected prepayments on a variety of investment securities.

	Investment Securities- Available-for-Sale
	March 31, 2011			December 31, 2010			March 31, 2010
	Fair		% of	Fair		% of	Fair		% of
	Value	Yield	Total	Value	Yield	Total	Value	Yield	Total
				(dollars in thousands)
U.S. government corporations and agencies	$42,972	3.82%	34.3%	$51,763	4.50%	38.1%	$59,756	4.42%	40.4%
U.S. government agency CMOs	20,098	3.96%	16.0%	22,576	3.96%	16.6%	40,596	3.97%	27.5%
U.S. government agency MBS	19,601	3.68%	15.6%	14,805	3.82%	10.9%	21,898	5.32%	14.8%
PCMOs	13,715	5.11%	10.9%	17,621	5.16%	13.0%	7,876	3.85%	5.3%
Municipal securities	29,083	5.11%	23.2%	29,087	5.11%	21.4%	17,716	5.99%	12.0%

Total Investment Securities Available-for-Sale	$125,469	4.27%	100.0%	$135,852	4.32%	100.0%	$147,842	4.59%	100.0%

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of March 31, 2011:

	Contractual Maturities of Investment Securities
	March 31, 2011
					(dollars in thousands)
			After One		After Five
	Within		Year but Within		Years but Within
	One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total(4,5)	Yield

Available-For-Sale Securities
U.S. government corporations and agencies	$—	0.00%	$—	0.00%	$13,977	3.65%	$29,055	3.90%	$43,032	3.82%
U.S. government agency CMOs (1)	—	0.00%	—	0.00%	—	0.00%	19,703	3.95%	19,703	3.95%
U.S. government agency MBS (1)	—	0.00%	—	0.00%	—	0.00%	19,463	3.69%	19,463	3.69%
PCMOs(1)	—	0.00%	—	0.00%	5,339	5.49%	8,150	4.86%	13,489	5.11%
Municipal securities (2)	—	0.00%	—	0.00%	5,890	4.64%	24,777	5.20%	30,667	5.09%

Total Available-For-Sale Securities (3)	$—	0.00%	$—	0.00%	$25,206	4.27%	$101,148	4.27%	$126,354	4.27%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

(3)	We do not have any held-to-maturity securities as of March 31, 2011.

(4)	Total above is amortized cost and does not include unrealized loss of $885 thousand.

(5)	Total available for sale securities amounted to $125.5 million. The fair value of the contractual maturities listed in the total above amounts to $125.5 million.

     Restricted Securities. Bankshares’ security portfolio contains restricted securities that are required to be held as part of the Company’s banking operations. These include stock of the Federal Reserve Bank, the FHLB and others. The following table summarizes the balances of restricted stock at the dates indicated:

	Restricted Stock
	March 31,	December 31,	March 31,
	2011	2010	2010
	(dollars in thousands)
Federal Reserve Bank Stock	$1,201	$1,201	$1,201
FHLB stock	4,967	4,948	5,305
Bankers’ Bank stock	206	206	206

Total Restricted Stock	$6,374	$6,355	$6,712

     Loan Portfolio. In its lending activities, Bankshares seeks to develop substantial relationships with clients whose business and individual banking needs will grow with the Bank. The company has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. We grant credit to commercial markets, commercial real estate, real estate construction, residential real estate and consumer borrowers in the normal course of business. The loan portfolio net of discounts and fees was $319.6 million as of March 31, 2011 or $12.7 million lower than the December 31, 2010 levels of $332.3 million and $27.8 million less than March 31, 2010 level of $347.4 million.
     The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of the dates indicated:

	Loan Portfolio
	March 31, 2011		December 31, 2010		March 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Residential real estate	$107,514	34%	$110,862	34%	$111,976	32%
Commercial real estate	139,820	44%	146,222	44%	147,568	43%
Construction/land	41,854	13%	43,017	13%	47,571	14%
Commercial and industrial	26,014	8%	27,517	8%	35,539	10%
Consumer — non real estate	4,405	1%	4,692	1%	4,340	1%
Other	—	0%	—	0%	372	0%

Total Loans	$319,607	100%	$332,310	100%	$347,366	100%

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
     As noted in the table above, loans secured by various types of real estate constitute a significant portion of total loans. Commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the Metropolitan Washington, D.C. area with the heaviest concentration in Northern Virginia and Fairfax County in particular. Risk is managed through diversification by sub-market, property type, and loan size. Risk is further managed by seeking investment property loans with multiple tenants and by emphasizing owner-occupied loans. The average loan size in this portfolio is $658 thousand as of March 31, 2011.
     The table also shows a continuing reduction in the real estate construction portion of the portfolio, which represented 13% of the portfolio at March 31, 2010 compared to 20% at December 31, 2008. The current levels of real estate construction loans are a product of management’s efforts to de-emphasize this type of lending in recent years. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which appear to be the strongest in the region. Legacy loans, particularly in the land portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. We expect to see further reductions in our land exposure offset by potential increases in certain residential construction activities as market conditions improve.
     Loans secured by residential real estate have remained relatively constant since March 31, 2010, with growth in our 1-4 family first trust loans partially offset by the reductions in our 1-4 family subordinate trust loans (HELOCs and closed-end 2nd mortgages). All loans in both categories represent loans underwritten by us (we do not purchase loans in this portfolio) to customers with whom we have direct contact in the local communities we serve. We believe that our underwriting criteria reflect current market conditions. The portfolio of first mortgage loans had an average size per housing unit of $321 thousand as of March 31, 2011. Our subordinate trust loans averaged $99 thousand per property as of March 31, 2011. While we recognize that the Metropolitan Washington, D.C. residential real estate market is in a nascent recovery, we believe our current underwriting standards, our emphasis on serving the sub-markets we know, the granularity of our portfolio, and our continued reduction of our subordinate trust portfolio represent appropriate risk management for this portfolio.

     The following table presents the maturities or repricing periods of selected loans outstanding at March 31, 2011:

	Loan Maturity Distribution
	As Of March 31, 2011
	One Year	After One Year	After
	or Less	Through Five Years	Five Years	Total
		(dollars in thousands)
Commercial and industrial	$14,869	$6,614	$4,531	$26,014
Construction/land	25,419	12,634	3,801	41,854

Total	$40,288	$19,248	$8,332	$67,868

Loans with:
Fixed rates	$63,830	$75,967	$73,447	$213,244
Variable rates	42,268	59,597	4,498	106,363

Total	$106,098	$135,564	$77,945	$319,607

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
     Substandard loans (risk rating 8) are considered to have specific and well-defined weaknesses that jeopardize the viability of Bankshares’ credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantors to pay the loan may not adequately protect Bankshares. There is a distinct possibility that Bankshares will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of an impaired loan unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable Bankshares will be unable to collect all amounts due.

     Substandard non-accrual loans have the same characteristics as substandard loans. However these loans have a non-accrual classification generally because the borrower’s principal or interest payments are 90 days or more past due.
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
     The table below represents the Company’s loan portfolio by risk rating, classification, and loan portfolio segment as of March 31, 2011.

	As of March 31, 2011
	(dollars in thousands)
			Special				Total
INTERNAL RISK RATING GRADES	Pass	Watch	Mention	Substandard	Doubtful	Loss	Loans

Risk Rating Number[1]	1 to 5	6	7	8	9	10

Commercial and Industrial	$22,765	$875	$727	$1,647	$—	$—	$26,014
Commercial real estate
Owner occupied	67,631	1,242	791	1,699	443	—	71,806
Non-owner occupied	59,545	2,614	3,900	1,955	—	—	68,014
Construction/land
Residential	17,339	181	683	3,260	1,499	—	22,962
Commercial	7,507	1,658	3,108	6,619	—	—	18,892
Residential real estate
Equity Lines	29,270	769	—	—	—	—	30,039
Single family	60,392	1,819	3,987	6,554	686	—	73,438
Multifamily	4,037	—	—	—	—	—	4,037
Consumer — non real estate	4,216	189	—	—	—	—	4,405

Totals	$272,702	$9,347	$13,196	$21,734	$2,628	$—	$319,607

[1]	Internal risk ratings of pass (rating numbers 1 to 5) and watch (rating number 6) are deemed to be unclassified assets. Internal risk ratings of special mention (rating number 7), substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.
     As part of our normal credit risk management practices, we regularly monitor the payment performance of our borrowers. Substantially all loans require some form of payment on a monthly basis, with a high percentage requiring regular amortization of principal. However, certain HELOCs, commercial and industrial lines of credit, and construction loans generally require only monthly interest payments.

     The following table sets forth the aging and non-accrual loans by class, as of March 31, 2011:

			Aging and Nonaccrual Loans By Class
	As of March 31, 2011:
	(dollars in thousands)
						90-days
	30-59	60-89	90 Days or			Past Due
	Days Past	Days Past	More Past	Total Past		and Still	Nonaccrual
	Due	Due	Due	Due	Current[1]	Accruing	Loans
|	| | | | | |
Commerical and Industrial	$1,234	$—	$—	$1,234	$24,780	$—	$967
Commercial real estate
Owner occupied	1,699	443	—	2,142	69,664	—	2,142
Non-owner occupied	104	—	—	104	67,910	—	104
Construction/land
Residential	644	411	3,651	4,706	18,256	—	4,062
Commercial	5,622	—	—	5,622	13,270	—	2,110
Residential real estate
Equity Lines	589	—	44	633	29,406	—	44
Single Family	2,272	313	2,145	4,730	68,708	—	2,145
Multifamily	—	—	—	—	4,037	—	—
Consumer -non real estate	—	—	—	—	4,405	—	—

Total loans	$12,164	$1,167	$5,840	$19,171	$300,436	$—	$11,574

[1]	For purpose of this table only, loans 1-29 days past due are included in the balance of current loans.
     When payments are 90 days or more in arrears or when we determine that it is no longer prudent to recognize current interest income on a loan, we classify the loan as non-accrual. As of March 31, 2011, we had one relationship with an aggregate exposure of $4.8 million which was 30 days in arrears but we determined that current events could impact the capacity of the borrower in future periods. Another relationship totaling $1.7 million, consisting of 14 mortgage loans secured by small income properties, filed for bankruptcy during the first quarter of 2011 due to financial circumstances unrelated to the Bank’s exposure. We have applied to the court for the release of post-petition rent payments, or in the alternative, relief from the bankruptcy stay to pursue our collateral. The third relationship, a $2.4 million real estate secured loan, was classified as impaired at December 31, 2010. Until there is greater clarity about the borrowers’ financial condition in future periods, we determined that non-accrual status was appropriate for these loans
     From time to time, a loan may be past due for 90 days or more but it is in the process of collection and thus warrants remaining on accrual status. We had no such loans at March 31, 2011.

Allowance for Loan Losses
     The allowance for loan losses is an estimate of losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC 450-10-05, Contingencies which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310-10-35, Receivables which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows, or values that are observable in the secondary market and the loan balance.
     The allowance for loan losses was $5.6 million at March 31, 2011, or 1.76% of loans outstanding, compared to $5.3 million or 1.59% of loans outstanding, at December 31, 2010. We have allocated $1.8 million at March 31, 2011 compared to $873 thousand at December 31, 2010 for specific non-performing loans. For the first quarter of 2011, we had net recoveries of $24 thousand compared to net charge-offs $157 thousand in the same period of 2010.
     As part of our routine credit administration process, we engage an outside consulting firm to review our loan portfolio periodically. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses.
     In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by Bankshares, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing loans. Loan losses are charged against the allowance when we believe that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. After charging off all known losses incurred in the loan portfolio, management considers on a quarterly basis whether the allowance for loan losses remains adequate to cover its estimate of probable future losses, and establishes a provision for loan losses as appropriate. Because the allowance for credit losses is an estimate, as the loan portfolio and allowance for credit losses review process continues to evolve, there may be changes to this estimate and elements used in the methodology used that may have an effect on the overall level of allowance maintained.

     The following table represents an analysis of the allowance for loan losses for the periods presented:

	Three Months		Twelve Months		Three Months
	Ended March 31,		December 31,		Ended March 31,
	2011		2010		2010
			(dollars in thousands)
Balance, beginning of period	$5,281		$5,619		$5,619

Provision for loan losses	306		1,753		275

Chargeoffs:
Commerical and industrial	(10)		(477)		(1)
Construction/land	—		(173)		—
Residential real estate	(116)		(1,450)		(94)
Commercial real estate	(80)		(69)		(70)
Consumer — non real estate	—		(70)		—

Total chargeoffs	(206)		(2,239)		(165)
Recoveries:
Commerical and industrial	116		10		1
Construction/land	—		18		5
Residential real estate	109		66		1
Commercial real estate	4		35		1
Consumer — non real estate	1		19		—

Total recoveries	230		148		8

Net (chargeoffs) recoveries	24		(2,091)		(157)

Balance, end of period	$5,611		$5,281		$5,737

Allowance for loan losses to total loans	1.76%		1.59%		1.65%
Allowance for loan losses to non-accrual loans	0.48	X	2.80	X	1.33	X
Non-performing assets to allowance for loan losses	302.08%		177.96%		230.85%
Non-performing assets to total assets	3.21%		1.75%		2.23%
Net chargeoffs to average loans	0.01%		0.61%		0.18%

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

			Allowance for Loan Losses
	As of March 31, 2011
			(dollars in thousands)
	Commercial
	and	Commercial	Construction	Residential
	Industrial	Real Estate	Land	Real Estate	Consumer	Total

Allowance for Loan Losses
Beginning Balance	$463	$1,420	$700	$2,613	$85	$5,281
Charge-offs	(10)	(80)	—	(116)	—	(206)
Recoveries	116	4	—	109	1	230
Provision	(215)	(13)	1,219	(668)	(17)	306

Ending Balance:	$354	$1,331	$1,919	$1,938	$69	$5,611

Individually evaluated for impairment	$—	$77	$1,424	$279	$—	$1,780

Collectively evaluated for impairment	$354	$1,254	$495	$1,659	$69	$3,831

Ending Balance:
Loans	$26,014	$139,820	$41,854	$107,514	$4,405	$319,607

Individually evaluated for impairment	$967	$2,142	$6,172	$2,293	$—	$11,574

Collectively evaluated for impairment	$25,047	$137,678	$35,682	$105,221	$4,405	$308,033

Nonperforming Assets
     Impaired Loans (Loans with a Specific Allowance Allocation). As of March 31, 2011, there were no loans with impairment allocations that were not also in non-accrual status. At December 31, 2010, a $2.4 million loan was carried as impaired which has subsequently been placed on non-accrual status as of March 31, 2011.
     Non-accrual Loans. A loan may be placed on non-accrual status when the loan is specifically determined to be impaired or when principal or interest is delinquent 90 days or more. We closely monitor individual loans, and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner with minimum exposure to Bankshares. We maintain a policy of adding an appropriate amount to the allowance for loan losses to ensure an adequate reserve based on the portfolio composition, specific credit extended by the Bank, general economic conditions and other factors and external circumstances identified during the process of estimating probable losses in the Company’s loan portfolio.
     On March 31, 2011, there was $11.6 million in loans on non-accrual status compared to $1.9 at December 31, 2010 and $4.3 million at March 31, 2010. The $11.6 million non-accrual loan balance consists mostly of loans secured by residential and commercial real estate in the Northern Virginia area. The specific allowance for impaired loans as of March 31, 2011 is $1.8 million.
     The increase in non-accruals during the first quarter of 2011 is attributable to three relationships. The largest is $4.8 million, which includes a Commercial and Industrial relationship with two related real estate loans. This substandard credit displayed signs of additional weakness during the quarter, although scheduled payments continue to be made. The second relationship placed on non-accrual status totals $1.7 million which consists of 14 mortgage loans secured by small income properties. The third relationship that was classified as impaired at December 31, 2010 was added to the non-accrual at March 31, 2011, in the amount of $2.4 million. In each of these cases, Bankshares believes that the appropriate strategy was applied to move these loans to non-accrual given the circumstances reflected in the individual relationships. These relationships originated in 2006 or earlier.
     Total Non-Performing Assets. As of March 31, 2011, we had $17.0 million of non-performing assets on the balance sheet compared to $9.4 million as of December 31, 2010, an increase of $7.6 million. This increase is due to the addition of several non-accrual lending relationships and troubled debt restructurings during the quarter. The ratio of non-performing assets to total assets increased to 3.21% as of March 31, 2011 from 1.75% as of December 31, 2010, a 146 basis point increase.
     The following table reflects the Credit Quality for periods presented:

	March 31,	December 31,	March 31,
	2011	2010	2010
Credit Quality Information	(dollars in thousands)
Non-performing assets:
Accruing impaired loans	$—	$2,400	$542
Non-Accrual loans	11,574	1,903	4,332
Total loans past due 90 days and still accruing	—	256	—
Troubled debt restructurings	843	212	—
OREO	4,533	4,627	8,370

Total non-performing assets	$16,950	$9,398	$13,244

Specific reserves associated with impaired loans	$1,780	$873	$1,687

Non-performing assets to total assets	3.21%	1.75%	2.23%

Specific Reserves. As of March 31, 2011, we had $1.8 million in specific reserves for non-performing loans, compared to $873 thousand at December 31, 2010.

     Other Real Estate Owned (OREO). As of March 31, 2011, we had $4.5 million classified as OREO on the balance sheet, compared to $4.6 million as of December 31, 2010 and $8.4 million at March 31, 2010. The OREO balance consists of $1.6 million which relates to residential acreage in the Winchester, Virginia area, $879 thousand which relates to residential building lots in Woodstock, Virginia, and $837 thousand which relates to residential building lots in Charles Town, West Virginia. The remainder is made up of five additional properties totaling $1.2 million at March 31, 2011.
     The table below reflects the OREO activity in the periods presented:

	Year Ended December 31,
	Three Months	Twelve Months	Three Months
	Ended March 31,	Ended December 31,	Ended March 31,
	2011	2010	2010
	(dollars in thousands)
Balance, beginning of period	$4,627	$7,875	$7,875

Properties acquired at foreclosure	210	1,973	610
Capital improvements on foreclosed properties	—	55	—
Sales of foreclosed properties	(304)	(4,918)	(115)
Valuation adjustments	—	(358)	—

Balance, end of period	$4,533	$4,627	$8,370

     Deposits. We seek deposits within our market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of our client base and deposits are directly related to home sales and refinancing activity, including from title and escrow agency customers.
        At March 31, 2011, the deposit portfolio was $406.1 million, a minimal decrease compared to the December 31, 2010 level of $406.9 million. The interest-bearing deposits cost the Bank 1.62% for the quarter ended March 31, 2011 or 62 basis points less than the quarter ended March 31, 2010 average cost of 2.24%. As key interest rates declined over the past year, we repriced deposits at lower levels
     At March 31, 2011, our non-interest bearing demand deposits were $120.7 million compared to $124.6 million at December 31, 2010, a $3.9 million decrease. Average non-interest bearing demand deposits were $88.0 million for the quarter ended March 31, 2011 compared to average demand deposits of $85.3 million for the quarter ended March 31, 2010, an increase of $2.7 million. The disparity between the March 31, 2011 balance of non-interest bearing deposits of $120.7 million and the first quarter of 2011 average balance of non-interest bearing deposits of $88.0 million is directly related to seasonal and cyclical changes in business of our title and escrow deposit client base. Frequently, our title and escrow deposit clients experience strong deposit growth around the end of a month or quarter.

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
     As of March 31, 2011, we had $125.0 million of wholesale brokered certificates of deposit which is $25.0 million higher than the December 31, 2010 level of $100.0 million. This increase is due to management utilizing these instruments to lengthen the duration of the liabilities on the balance sheet in advance of some expected maturities in 2011
     The following table shows the maturity distribution and coupon rate of wholesale brokered certificate of deposits at March 31, 2011:
     Maturity Distribution of Brokered Deposits by Year

		Average
Maturity		Coupon
Year	Amount	Rate
	(dollars in thousands)
2011	$22,500	2.18%
2012	40,000	1.55%
2013	30,062	1.65%
2014	22,423	1.58%
2015	10,000	1.90%

	$124,985	1.72%

     Purchased Funds and Other Borrowings. Purchased funds and other borrowings include repurchase agreements (repos), which we offer to commercial customers and affluent individuals, federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up of the following four categories: customer repos, outstanding federal funds purchased, the Trust Preferred Capital Notes and FHLB advances. Customer repos amounted to $34.0 million at March 31, 2011, compared to $43.1 million at December 31, 2010 and $26.7 million at March 31, 2010. FHLB advances amounted to $41.1 million at March 31, 2011, compared to $41.2 million at December 31, 2010 and $65.9 million at March 31, 2010. Other borrowings were $0, $549 thousand and $5 thousand at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The Trust Preferred Capital Notes were $10.3 million for all periods presented.

	Purchased Funds Distribution
	Three Months	Twelve Months	Three Months
	Ended March 31,	Ended December 31,	Ended March 31,
	2011	2010	2010

	(dollars in thousands)
At Period End
FHLB long-term advances, at fair value	$26,057	$26,208	$25,883
FHLB long-term advances	15,000	15,000	40,000
Customer repos	33,992	43,148	26,744
Purchased funds and other borrowings	—	5	549
Trust Preferred Capital Notes	10,310	10,310	10,310

Total at period end	$85,359	$94,671	$103,486

Average Balances
FHLB long-term advances, at fair value	$26,205	$26,196	$31,801
FHLB long-term advances	15,000	28,105	25,802
Customer repos	35,152	35,759	32,343
Purchased funds and other borrowings	32,987	9,133	24,222
Trust Preferred Capital Notes	10,310	10,310	10,310

Total average balance	$119,654	$109,503	$124,478

Average rate paid on all borrowed funds, end of period	1.49%	1.69%	1.59%

     Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. We offer this product as an accommodation to larger retail and commercial customers and affluent individuals that request safety for their funds beyond the FDIC deposit insurance limits. We believe this product offers us a stable source of financing at a reasonable market rate of interest. We do not use or have any open repurchase agreements with any broker-dealers.
     The FHLB is a key source of funding for the Bank. During the periods presented, we have used overnight advances (daily rate credit) to support our short-term liquidity needs. On a longer term basis, we augment our funding portfolio with our two FHLB advances, one of which is accounted for on a fair value basis, and one of which is accounted for on a cost basis.
     At March 31, 2011, December 31, 2010 and March 31, 2010, the FHLB long-term advance accounted for on a fair value basis had a value of $26.1 million, $26.2 million and $25.9 million respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% for all periods presented. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at March 31, 2011, December 31 2010, and March 31, 2010.
     At March 31, 2011, there was one FHLB advance accounted for on a cost basis. Bankshares entered into this floating rate advance in the first quarter of 2010 for $15.0 million.

The advance matures in 2012 and the interest rate at March 31, 2011 was 0.213%. The weighted average interest rate for both FHLB advances at March 31, 2011 is 2.570%.
     Trading Liabilities Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, portions of the investment and debt markets have experienced a period of significant distress and dysfunction, and market values for certain financial instruments may not be readily available. Although certain portions of the investment and debt markets have improved, the fair value of an instrument may not be the same as a liquidation value. In evaluating the fair value of funding instruments, we determined that the typical valuation techniques did not take into account the distressed investment and debt markets. As such, we considered other factors such as typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of March 31, 2011 and December 31, 2010, the fair value of the long-term FHLB advance accounted for on a fair value basis was $26.1 million and $26.2 million respectively.
     The following table reflects the fair value of liabilities accounted for under ASC 820-10 as of the dates indicated:

	March 31, 2011			December 31, 2010			March 31, 2010
	Par	Fair		Par	Fair		Par	Fair
	Value	Value	Yield	Value	Value	Yield	Value	Value	Yield

(dollars in thousands)
FHLB long-term advances	$25,000	$26,057	3.99%	$25,000	$26,208	3.99%	$25,000	$25,883	3.99%
     Liquidity. Bankshares specifically focuses on liquidity management to meet the demand for funds from our depositors and lending clients as well as expenses that we incur in the operation of our business. We have a formal liquidity management policy and a contingency funding policy used to assist management in executing the liquidity strategies necessary for the Bank. Similar to other banking organizations, the Bank monitors the need for funds to support depositor activities and funding of loans. Our client base includes a significant number of title and escrow businesses which have more deposit inflows and outflows than a traditional commercial business relationship. The Bank maintains additional liquidity sources to support the needs of this client base. As noted in the risk factors section of Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010 and the forward- looking statement section of this Quarterly Report on Form 10-Q, loss of relationship officers or clients could have a material impact our liquidity position through a reduction in average deposits.
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
     As of March 31, 2011, Bankshares had $49.6 million in cash to support the business activities and deposit flows of our clients. The Bank maintains credit lines at the FHLB and other correspondent banks. At March 31, 2011, the Bank had a total credit line of $107.5 million with the FHLB with an unused portion of $67.5 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. At March 31, 2011, the Bank had $30.0 million in secured borrowing capacity and $4.5 million in unsecured borrowing capacity (both reverse repurchase agreements and federal funds purchased) from correspondent banks. As of March 31, 2011, the Bank did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. The Bank is also eligible to borrow from the Federal Reserve Discount Window subject to the collateral requirements and other terms and conditions that may exist. In addition to the borrowing capacity described above, Bankshares and the Bank may sell investment securities, loans and other assets to generate additional liquidity. We anticipate maintaining sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.
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
     Total stockholders’ equity was $33.8 million as of March 31, 2011 compared to the December 31, 2010 level of $33.7 million. The change in equity is primarily attributable to our net income for 2011 of $365 thousand. Book value per common share was $6.61 as of March 31, 2011, compared to $6.60 as of December 31, 2010. The net unrealized loss on available-for-sale securities amounted to $584 thousand, net of tax as of March 31, 2011, compared to a net unrealized loss on available-for-sale securities of $288 thousand, net of tax as of December 31, 2010. Recent fluctuations in interest rates and spreads have had an adverse effect on the net unrealized loss on available-for-sale securities.

     The following table reflects the components of stockholders equity on a book value per share basis.

	Three Months	Twelve Months	Three Months
	Ended March 31,	Ended December 31,	Ended March 31,
	2011	2010	2010

	(dollars in Thousands)
Book Value Per Share, beginning of the period	$6.60	$6.49	$6.49

Net income per common share	0.07	0.14	0.02
Stock based compensation	—	—	—
Effects of changes in Other Comprehensive
Income (Loss)[1]	(0.06)	(0.03)	0.04

Book Value Per Share, end of the period	$6.61	$6.60	$6.55

[1]	Other Comprehensive Income represents the unrealized gains or losses associated with available-for-sale secutities
     Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. It is our current policy to retain earnings to support our banking operations and our business risk profile.
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through March 31, 2011, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of March 31, 2011 the total amount of deferred and compounded interest owed under the indenture is $666 thousand. The base interest rate as of March 31, 2011 was 3.46% and as of December 31, 2010 was 3.45%.
     All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At March 31, 2011 and December 31, 2010, the entire amount was considered Tier 1 capital. Management does not expect the restrictions on Tier 1 capital treatment of trust preferred securities that were enacted by the Dodd-Frank Act to impact the Tier 1 capital status of the Trust Preferred Capital Notes, as the Dodd-Frank Act’s restrictions generally do not apply to trust preferred securities issued prior to enactment by institutions with fewer than $15 billion in assets.
     Bankshares is considered “well capitalized” as of March 31, 2011, December 31, 2010 and March 31, 2010. The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis
	March 31,	December 31,	March 31,
	2011	2010	2010

	(dollars in thousands)
Tier 1 Capital:
Common stock	$20,433	$20,427	$20,427
Capital surplus	25,855	25,857	25,822
Retained (deficit)	(11,946)	(12,311)	(12,903)
Less: disallowed assets	(4,545)	(4,904)	(1,211)
Add: Qualifying Trust Preferred Securities	10,000	10,000	10,000

Total Tier 1 capital	39,797	39,069	42,135

Tier 2 Capital:
Qualifying allowance for loan losses	4,144	4,400	4,873

Total Tier 2 capital	4,144	4,400	4,873

Total Risk Based Capital	$43,941	$43,469	$47,008

Risk weighted assets	$331,226	$352,277	$389,949

Quarterly average assets	$508,245	$547,008	$575,054

	March 31,	December 31,	March 31,	Regulatory
	2011	2010	2010	Minimum

Capital Ratios:
Tier 1 risk based capital ratio	12.0%	11.1%	10.8%	4.0%
Total risk based capital ratio	13.3%	12.3%	12.1%	8.0%
Leverage ratio	7.8%	7.1%	7.3%	4.0%
     The regulatory risk based capital guidelines establish minimum capital levels for the Bank to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0%, tier 1 risk based capital ratio of 6.0% and total risk based capital ratio of 10.0%. As of March 31, 2011, the Bank had capital ratios of 7.8%, 12.0% and 13.3%, respectively, all in excess of the regulatory minimums to be “well capitalized.” The Bank and Bankshares continuously monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization.

     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Return on Average Assets and Return on Average Equity
	Three	Twelve	Three
	Months Ended	Months Ended	Months Ended
	March 31,	December 31,	March 31,
	2011	2010	2010
	(dollars in thousands)
Average total assets	$512,790	$558,945	$575,054

Average stockholders’ equity	$33,619	$37,395	$33,413

Net income	$365	$705	$114

Cash dividends declared	$—	$—	$—

Return on average assets (annualized)	0.29%	0.13%	0.08%

Return on average stockholders’ equity (annualized)	4.40%	1.89%	1.38%

Average stockholders’ equity to average total assets	6.56%	6.69%	5.81%
     Concentrations. Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of March 31, 2011, commercial real estate loans were 43.8% and residential real estate loans were 33.6% of the total gross loan portfolio. In addition, a substantial portion of our noninterest bearing deposits is generated by our title and escrow company clients. As of March 31, 2011, the noninterest bearing deposits were 29.7% of total deposits. The impact of the title and escrow company concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.
Off-Balance Sheet Activities
     As of March 31, 2011, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010.

     Recent Accounting Pronouncements — In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
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
     The SEC has issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting,” which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. Bankshares is currently assessing the impact that the final rule will have on its consolidated financial statements.
     In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
     In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Bankshares is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.
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
     The ALM model results for March 31, 2011 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 5.1%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 1.8%.
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
     The table below shows as of March 31, 2011, ALM model results under various interest rate shocks:

	March 31, 2011
Interest Rate Shocks	NII	EVE
-200 bp	-6.6%	4.4%
-100 bp	-1.8%	3.0%
+100 bp	5.1%	-4.7%
+200 bp	10.3%	-7.6%

All results above are within Bankshares current interest rate risk policy guidelines.
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $68.7 million, or 12.8% of total assets, at March 31, 2011. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short-term and long-term interest rate exposure. As an example, $113.2 million of the investment and trading securities at March 31, 2011 are classified as greater than five years due to the contractual maturity of the instruments. Investment and trading securities are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $113.2 million of investment and trading securities as the “within three month” category, which further suggests a more balanced short-term interest rate position for Bankshares.

     The following table reflects our March 31, 2011 “static” interest rate gap position:

	March 31, 2011
	Maturing or Repricing
	Within	4 — 12	1 — 5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$12,822	$112,647	$125,469
Trading securities	—	—	—	605	605
Loans*	58,287	41,324	132,588	75,834	308,033
Interest-bearing deposits	48,137	—	—	—	48,137
Federal funds sold	8,272	—	—	—	8,272

Total interest earning assets	114,696	41,324	145,410	189,086	490,516

Interest-bearing liabilities:
Interest-bearing demand deposits	50,038	—	—	—	50,038
Money market deposit accounts	24,671	—	—	—	24,671
Savings accounts	3,195	—	—	—	3,195
Time deposits	28,945	58,563	103,512	16,519	207,539

Total interest-bearing deposits	106,849	58,563	103,512	16,519	285,443

FHLB long term advances, at fair value	—	—	—	26,057	26,057
FHLB long term advances	15,000	—	—	—	15,000
Customer repurchase agreements	33,992	—	—	—	33,992
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	166,151	58,563	103,512	42,576	370,802

Period Gap	$(51,455)	$(17,239)	$41,898	$146,510	$119,714

Cumulative Gap	$(51,455)	$(68,694)	$(26,796)	$119,714	$119,714

Cumulative Gap / Total Assets	-9.6%	-12.8%	-5.0%	22.2%	22.2%

*	Excludes nonaccrual assets of $11.6 million.
     Interest Rate Risk Management Summary. As part of our interest rate risk management, we typically use the trading and investment portfolios and our wholesale funding instruments to balance our interest rate exposure. There is no guarantee that the risk management techniques and balance sheet management strategies we employ will be effective in periods of rapid rate movements or extremely volatile periods. We believe our strategies are prudent and within our policy guidelines in the base case of our modeling efforts as of March 31, 2011.

Item 4. Controls and Procedures
     We have disclosure controls and procedures to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2011.
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in our periodic reports.
     No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     None.
Item 5. Other Information
     As previously disclosed, current Executive Vice President and Chief Financial Officer, Paul M. Harbolick, Jr., has resigned his positions with Bankshares and the Bank, with an effective last day of employment of May 18, 2011. On May 16, 2011, Bankshares and the Bank entered into a consulting agreement with Mr. Harbolick, effective as of May 19, 2011, pursuant to which Mr. Harbolick will serve as a consultant and advisor to Bankshares and the Bank with respect to financial accounting and other matters for up to six months following his resignation. In his capacity as a consultant, Mr. Harbolick will perform such advisory services as are requested by the Board of Directors, up to a maximum of 32 hours per month. Mr. Harbolick will receive $125,000 under the consulting agreement, with half to be paid in a lump sum on May 19, 2011 (subject to repayment in the event consulting services are not provided as requested) and the remaining half to be paid in monthly installments as the services are provided. Under the agreement, Mr. Harbolick will also be reimbursed for reasonable travel and business expenses incurred in connection with providing such consulting services
     The consulting agreement is included as Exhibit 10.15 to this report and is incorporated by reference herein.
Item 6. Exhibits
2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

2.4	Stock Purchase Agreement between Alliance Bank Corporation, as the seller, and Thomas P. Danaher and Oswald H. Skewes, as the purchasers, dated as of December 29, 2010 (incorporated by reference to Exhibit 2.4 to Form 10-K filed May 28, 2010).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).

10.15	Consulting Agreement between Alliance Bankshares Corporation, Alliance Bank Corporation and Paul M. Harbolick, Jr., dated as of May 19, 2011.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
                                 (Registrant)

May 16, 2011	/s/ William E. Doyle, Jr.
Date	William E. Doyle, Jr.
President & Chief Executive Officer (principal executive officer)

May 16, 2011	/s/ Paul M. Harbolick, Jr.
Date	Paul M. Harbolick, Jr.
Executive Vice President & Chief Financial Officer (principal financial and accounting officer)