Form 10-Q
period 2011-06-30
ALLIANCE BANKSHARES CORP
filed 2011-08-12
CIK 1181001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
As of August 12, 2011 the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 5,108,969.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Alliance Bankshares Corporation
Consolidated Balance Sheets
June 30, 2011, December 31, 2010 and June 30, 2010
(Dollars in thousands except per share amounts)

	June 30,	December 31,	June 30,
	2011	2010	2010
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$62,436	$24,078	$93,083
Federal funds sold	20,359	17,870	25,238
Trading securities, at fair value	658	2,075	2,250
Investment securities available-for-sale, at fair value	108,805	135,852	128,907
Restricted stock, at cost	5,565	6,355	6,937
Loans, net of allowance for loan losses of $5,610, $5,281 and $5,203	315,879	327,029	336,886
Premises and equipment, net	1,644	1,584	1,864
Other real estate owned	4,312	4,627	7,366
Accrued interest and other assets	16,330	19,041	17,029

TOTAL ASSETS	$535,988	$538,511	$619,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$130,838	$124,639	$158,724
Savings and NOW deposits	57,633	56,569	69,804
Money market deposits	23,933	25,524	27,746
Time deposits	199,628	200,211	230,079

Total deposits	412,032	406,943	486,353

Repurchase agreements, federal funds purchased and other borrowings	33,882	43,153	33,125
Federal Home Loan Bank advances ($26,281, $26,208 and $26,223 at fair value)	41,281	41,208	51,223
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	2,704	3,212	2,899
Commitments and contingent liabilities	—	—	—

Total liabilities	500,209	504,826	583,910

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,108,969 shares issued and outstanding at June 30, 2011 and 5,106,819 shares at December 31, 2010 and June 30, 2010, respectively	20,436	20,427	20,427
Capital surplus	25,854	25,857	25,822
Retained (deficit)	(11,552)	(12,311)	(12,712)
Accumulated other comprehensive income (loss), net	1,041	(288)	2,113

Total stockholders’ equity	35,779	33,685	35,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$535,988	$538,511	$619,560

See Notes to Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Three Months Ended June 30, 2011 and 2010
(Dollars in thousands, except for per share data)

	2011	2010
INTEREST INCOME:
Loans	$4,555	$5,228
Investment securities	1,167	1,637
Trading securities	12	49
Federal funds sold	12	11

Total interest income	5,746	6,925

INTEREST EXPENSE:
Savings and NOW deposits	30	55
Time deposits	971	1,468
Money market deposits	45	72
Repurchase agreements, federal funds purchased and other borrowings	52	82
FHLB advances	256	305
Trust preferred capital notes	93	88

Total interest expense	1,447	2,070

Net interest income	4,299	4,855
Provision for loan losses	769	675

Net interest income after provision for loan losses	3,530	4,180

OTHER INCOME:
Deposit account service charges	39	45
Net gain on sale of available-for-sale securities	835	803
Trading activity and fair value adjustments	(130)	(426)
Other operating income (loss)	75	(9)

Total other income	819	413

OTHER EXPENSES:
Salaries and employee benefits	1,404	1,547
Occupancy expense	564	645
Equipment expense	155	185
Other real estate owned expense	16	351
FDIC assessments	290	302
Operating expenses	1,335	1,381

Total other expenses	3,764	4,411

Income before income taxes	585	182
Income tax expense (benefit)	191	(9)

NET INCOME	$394	$191

Net income per common share, basic	$0.08	$0.04

Net income per common share, diluted	$0.08	$0.04

Weighted average number of shares, basic	5,108,821	5,106,819

Weighted average number of shares, diluted	5,134,153	5,107,788

See Notes to Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Income
(Unaudited)
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands, except for per share data)

	2011	2010
INTEREST INCOME:
Loans	$9,100	$10,368
Investment securities	2,488	3,379
Trading securities	45	137
Federal funds sold	22	22

Total interest income	11,655	13,906

INTEREST EXPENSE:
Savings and NOW deposits	62	127
Time deposits	1,968	3,134
Money market deposits	94	151
Repurchase agreements, federal funds purchased and other borrowings	140	206
FHLB advances	515	584
Trust preferred capital notes	185	174

Total interest expense	2,964	4,376

Net interest income	8,691	9,530
Provision for loan losses	1,075	950

Net interest income after provision for loan losses	7,616	8,580

OTHER INCOME:
Deposit account service charges	76	123
Net gain on sale of available-for-sale securities	914	1,059
Trading activity and fair value adjustments	(106)	(616)
Other operating income	119	108

Total other income	1,003	674

OTHER EXPENSES:
Salaries and employee benefits	2,796	3,550
Occupancy expense	1,125	1,273
Equipment expense	323	379
Other real estate owned expense	51	394
FDIC assessments	640	665
Operating expenses	2,552	2,697

Total other expenses	7,487	8,958

Income before income taxes	1,132	296
Income tax expense (benefit)	373	(9)

NET INCOME	$759	$305

Net income per common share, basic	$0.15	$0.06

Net income per common share, diluted	$0.15	$0.06

Weighted average number of shares, basic	5,108,436	5,106,819

Weighted average number of shares, diluted	5,125,151	5,107,737

See Notes to Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)

				Accumulated		Total
				Other		Stock-
	Common	Capital	Retained	Comprehensive	Comprehensive	holders’
	Stock	Surplus	(Deficit)	Income (Loss)	Income	Equity
BALANCE, DECEMBER 31, 2009	$20,427	$25,835	$(13,016)	$(112)		$33,134

COMPREHENSIVE INCOME:

Net income	—	—	305	—	$305	305
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $1,506	—	—	—	—	2,924	—
Reclassification adjustment, net of income taxes of $(360)	—	—	—	—	(699)	—

Other comprehensive income, net of tax	—	—	—	2,225	2,225	2,225

Total comprehensive income	—	—	—	—	$2,530	—

Stock-based compensation expense	—	(13)	(1)	—		(14)

BALANCE, June 30, 2010	$20,427	$25,822	$(12,712)	$2,113		$35,650

BALANCE, DECEMBER 31, 2010	$20,427	$25,857	$(12,311)	$(288)		$33,685

COMPREHENSIVE INCOME:
Net income	—	—	759	—	$759	759
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $995	—	—	—	—	1,933	—
Reclassification adjustment, net of income taxes of ($310)	—	—	—	—	(604)	—

Other comprehensive income, net of tax	—	—	—	1,329	1,329	1,329

Total comprehensive income	—	—	—	—	$2,088	—

Exercise of stock options	9	(3)	—	—		6

BALANCE, June 30, 2011	$20,436	$25,854	$(11,552)	$1,041		$35,779

See Notes to Consolidated Financial Statements.

Alliance Bankshares Corporation
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$759	$305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	622	492
Disposal of fixed assets	15	—
Provision for loan losses	1,075	950
Losses and valuation adjustments on other real estate owned	10	255
Proceeds from sale of loans held for sale	—	1,983
Stock-based compensation expense	—	(13)
Net (gain) on sale of securities available-for-sale	(914)	(1,059)
Trading activity and fair value adjustments	106	616
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	1,502	4,052
Other liabilities	(508)	(33)

Net cash provided by operating activities	2,667	7,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(2,489)	(22,268)
Purchase of securities available-for-sale	(26,943)	(34,636)
Proceeds from sale/calls of securities available-for-sale	50,430	45,815
Paydowns on securities available-for-sale	6,175	9,221
Net change in trading securities	1,908	5,061
Net change in restricted stock	790	(619)
Net change in loan portfolio	9,641	14,325
Proceeds from sale of other real estate owned	739	1,854
Purchase of premises and equipment	(384)	(169)

Net cash provided by investing activities	39,867	18,584

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	6,199	65,878
Savings and NOW deposits	1,064	16,187
Money market deposits	(1,591)	5,284
Time deposits	(583)	(32,904)
Repurchase agreements, federal funds purchased and other borrowings	(9,271)	(14,165)
FHLB long term advances issued	—	15,000
FHLB long term advances repaid	—	(15,000)
Proceeds from exercise of stock options	6	—

Net cash provided by (used in) financing activities	(4,176)	40,280

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,358	66,412

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,078	26,671

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,436	$93,083

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)
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
In March 2001, the Bank formed Alliance Home Funding, LLC (AHF). AHF was a wholly-owned mortgage banking subsidiary of the Bank and originated residential mortgages for subsequent sale. AHF did not retain the servicing rights on mortgages sold. On December 27, 2006, Bankshares announced it would no longer offer mortgage banking operations via AHF. AHF was terminated effective June 27, 2011, and no longer exists. Alliance Bank Mortgage Division (ABMD) was created in 2007 as a division within the Bank.
On June 26, 2003, Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust and a subsidiary of Bankshares was formed for the purpose of issuing Bankshares’ trust preferred debt.
On July 27, 2011, Eagle Bancorp, Inc. (Eagle), Bankshares and the Bank entered into an Agreement of Merger (Merger Agreement), pursuant to which Bankshares will merge with and into Eagle, with Eagle being the surviving corporation, and each share of Bankshares’ outstanding common stock will be converted into the right to receive 0.4317 shares of Eagle’s common stock, subject to certain adjustments (Merger). Completion of the Merger is subject to (i) approval of the Merger by the shareholders of Bankshares, (ii) applicable regulatory approvals, including the Federal Reserve Board, the Maryland Department of Financial Regulation and the Virginia State Corporation Commission, and (iii) other customary closing conditions.
Under the Merger Agreement, Bankshares agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from, among other things, redeeming, purchasing or otherwise acquiring any shares of its capital stock, amending its articles of incorporation or bylaws, soliciting any third party acquisition proposals and entering into any new line of business, without the consent of Eagle.
The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of June 30, 2011, December 31, 2010 and June 30, 2010, the results of operations for the three and six month periods ended June 30, 2011 and 2010, and cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2011 and 2010. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the SEC).
Operating results for the three and six month periods ended June 30, 2011 and 2010 are not necessarily indicative of full year financial results.
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
As of June 30, 2011, there was $115 thousand of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period which is estimated to be five years or less.
Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. There were no grants of stock options for the first six months of 2011.

Stock option activity for the six months ended June 30, 2011 is summarized below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value[1]
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2011	500,210	$10.26
Granted	—	—
Exercised	(2,150)	2.45
Forfeited	(94,876)	12.05
Expired	(10,350)	4.25

Outstanding at June 30, 2011	392,834	$10.03	4.8	$—

Exercisable at June 30, 2011	293,334	$11.71	4.8	$—

[1]	Intrinsic value is the difference between the underlying stock’s price and the strike price. If the difference is negative, the intrinsic value is given as zero.
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
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect Bankshares’ own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
The following describes the valuation techniques used by Bankshares to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
Trading and Available-for-Sale Securities — Trading and available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). Financial assets and liabilities that are traded infrequently have values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own view about the assumptions that market participants would use in pricing the asset or liability (Level 3). As a result, some of Bankshares’ securities are hand priced using customary spreads over similar maturity treasury instruments.
FHLB Advances and Time Deposits — Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. As of June 30, 2011, Bankshares had one wholesale liability as a fair value instrument: a long-term Federal Home Loan Bank (FHLB) advance.

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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements at June 30, 2011
					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	YTD
Description	Value	(Level 1)	(Level 2)	(Level 3)	Results
	(dollars in thousands)
Assets:
Trading securities — PCMOs	$658	$—	$—	$658	$(33)
Available-for-sale securities:
U.S. government corporations and agencies	34,208	—	34,208	—	—
U.S. government CMOs	23,282	—	23,282	—	—
U.S. government agency MBS	16,833	—	16,833	—	—
PCMOs	8,884	—	—	8,884	—
Municipal securities	25,598	—	25,598	—	—
Liabilities:
FHLB advances	26,281	—	—	26,281	(73)

					$(106)

	Fair Value Measurements at December 31, 2010
					Total
		Quoted	Significant	Significant	Changes in
		Prices in	Other	Other	Fair Value
		Active	Observable	Unobservable	Included in
	Fair	Markets	Inputs	Inputs	2010
Description	Value	(Level 1)	(Level 2)	(Level 3)	Results
	(dollars in thousands)
Assets:
Trading securities — PCMOs	$2,075	$—	$—	$2,075	$(87)
Available-for-sale securities:
U.S. government corporations and agencies	51,763	—	25,773	25,990	—
U.S. government CMOs	22,576	—	22,576	—	—
U.S. government agency MBS	14,805	—	14,805	—	—
PCMOs	17,621	—	—	17,621	—
Municipal securities	29,087	—	29,087	—	—
Liabilities:
Brokered certificate of deposit	—	—	—	—	23
FHLB advances	26,208	—	—	26,208	(447)

					$(511)

The following table presents the activity in Level 3 fair value measurements for the three months ended June 30, 2011:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
(dollars in thousands)
			Available for Sale
	Trading Securities	FHLB Advances	Securities

Beginning balance, March 31, 2011	$605	$26,057	$13,715

Transfers into (out of) Level 3	—	—	—
Sales, maturities or calls	(41)	—	(4,835)
Realized gains (losses) on assets	94	—	21
Realized (gains) losses on liabilities	—	224	—
Unrealized gains (losses) on assets	—	—	(17)

Ending balance, June 30, 2011	$658	$26,281	$8,884

The following table presents the activity in Level 3 fair value measurements for the six months ended June 30, 2011:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
(dollars in thousands)
			Available for Sale
	Trading Securities	FHLB Advances	Securities

Beginning balance, January 1, 2011	$2,075	$26,208	$43,611
Transfers into (out of) Level 3	—	—	(25,990)
Sales, maturities or calls	(1,384)	—	(8,585)
Realized gains (losses) on assets	(33)	—	80
Realized (gains) losses on liabilities	—	73
Unrealized gains (losses) on assets	—	—	(232)

Ending balance, June 30, 2011	$658	$26,281	$8,884

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
The following describes the valuation techniques used by Bankshares to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:
Impaired Loans. Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the underlying collateral, if any. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3. Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.
Other Real Estate Owned (OREO). OREO is measured at fair value using an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3.
The following tables summarize Bankshares’ assets that were measured at fair value on a nonrecurring basis during the period.

Carrying Value at June 30, 2011
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets:
Impaired loans, net of valuation allowance	$7,739	$—	$7,739	$—

OREO	$4,312	$—	$4,312	$—

Carrying Value at December 31, 2010
		Quoted	Significant	Significant
		Prices	Other	Other
		In Active	Observable	Unobservable
	Carrying	Markets	Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Assets:
Impaired loans, net of valuation allowance	$3,124	$—	$3,124	$—

OREO	$4,627	$—	$4,627	$—

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
Trust Preferred Capital Notes
The fair value of Bankshares’ Trust Preferred Capital Notes, which are discussed in Note 9, is estimated using discounted cash flow analyses based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.
Off-Balance-Sheet Financial Instruments
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. Fair value of off-balance sheet financial commitments are considered immaterial and are therefore not included in the table below.
Fair Value of Financial Instruments
The following table reflects the fair value of financial instruments:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in thousands)
Financial assets:

Cash and due from banks	$62,436	$62,436	$24,078	$24,078
Federal funds sold	20,359	20,359	17,870	17,870
Trading securities	658	658	2,075	2,075
Available-for-sale securities	108,805	108,805	135,852	135,852
Loans, net	315,879	312,884	327,029	324,164
Accrued interest receivable	2,257	2,257	2,758	2,758

Financial liabilities:
Non-interest bearing deposits	$130,838	$130,838	$124,639	$124,639
Interest bearing deposits	281,194	260,670	282,304	264,176
Short-term borrowings	33,882	33,882	43,153	43,148
FHLB advances	15,000	15,000	15,000	15,000
FHLB advances, at fair value	26,281	26,281	26,208	26,208
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	1,091	1,091	976	976

3. Trading Securities
The following table reflects trading securities accounted for on a fair value basis and the effective yield of the instruments as of the dates indicated:

	June 30,		December 31,		June 30,
	2011		2010		2010
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
			(dollars in thousands)
Trading securities:
PCMOs	$658	5.43%	$2,075	5.32%	$2,250	5.33%

Total trading securities	$658	5.43%	$2,075	5.32%	$2,250	5.33%

4. Investment Securities
The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at June 30, 2011 are summarized as follows:

	June 30, 2011
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$33,775	$461	$(28)	$34,208
U.S. government agency CMOs	22,433	854	(5)	23,282
U.S. government agency MBS	16,401	432	—	16,833
PCMOs	8,675	226	(17)	8,884
Municipal securities	25,944	546	(892)	25,598

Total available-for-sale securities	$107,228	$2,519	$(942)	$108,805

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2010 are summarized as follows:

	December 31, 2010
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
		(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$51,684	$657	$(578)	$51,763
U.S. government agency CMOs	22,185	596	(205)	22,576
U.S. government agency MBS	14,587	218	—	14,805
PCMOs	17,180	468	(27)	17,621
Municipal securities	30,653	201	(1,767)	29,087

Total available-for-sale securities	$136,289	$2,140	$(2,577)	$135,852

There were no held-to-maturity investments at June 30, 2011 or December 31, 2010.
The following tables present the aggregate amount of unrealized loss in investment securities as of June 30, 2011 and December 31, 2010. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(dollars in thousands)
U.S. government corporations and agencies	$5,446	$(28)	$—	$—	5,446	$(28)
U.S. government agency CMOs	2,492	(5)	—	—	2,492	(5)
PCMOs	1,043	(17)	—	—	1,043	(17)
Municipal securities	8,964	(295)	2,068	(597)	11,032	(892)

Total temporarily impaired investment securities	$17,945	$(345)	$2,068	$(597)	$20,013	$(942)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
			(dollars in thousands)
U.S. government corporations and agencies	$25,195	$(578)	$—	$—	$25,195	$(578)
U.S. government agency CMOs	7,252	(205)	—	—	7,252	(205)
PCMOs	4,103	(27)	—	—	4,103	(27)
Municipal securities	19,862	(1,112)	1,966	(655)	21,828	(1,767)

Total temporarily impaired investment securities	$56,412	$(1,922)	$1,966	$(655)	$58,378	$(2,577)

Bankshares’ investment security portfolio is primarily comprised of fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments, an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if Bankshares does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the write-down would be included in earnings as a realized loss. As of June 30, 2011 and December 31, 2010, management does not consider any of the unrealized losses to be other-than-temporarily impaired and no impairment charges have been recorded.
There are a total of 24 investment securities totaling $20 million that have an unrealized loss and are considered temporarily impaired as of June 30, 2011. Management believes the unrealized losses noted in the table above are a result of current market conditions and interest rates, and do not reflect on the ability of the issuers to repay the obligations. Approximately $5.4 million or 27.2% of the investment securities with an unrealized loss are backed by U.S. Government Agencies or Corporations and other forms of underlying collateral. The PCMOs amounting to $1.0 million with an unrealized loss are all rated AAA by at least one national rating service. The municipalities have taxing authority and the ability to support their debt. Bankshares does not intend to sell the investments and it is not likely that Bankshares will be required to sell the investments before recovery of the unrealized losses.
Bankshares’ investment in Federal Home Loan Bank (FHLB) stock totaled $4.2 million at June 30, 2011. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of repurchases of excess capital stock that started in 2009 and ended in 2010, and because the FHLB has shown consistent profitability during 2010 and the first six months of 2011, Bankshares does not consider this investment to be other than temporarily impaired as of June 30, 2011 and no impairment has been recognized. FHLB stock is included in restricted stock on the Consolidated Balance Sheets.

5. Loans
The following table summarizes the composition of the loan portfolio by dollar amount and percentage as of the dates indicated:

	June 30,		December 31,
	2011		2010
	Amount	Percentage	Amount	Percentage
		(dollars in thousands)
Real estate:
Residential real estate	$107,685	33.5%	$110,862	33.4%
Commercial real estate	143,133	44.5%	146,222	44.0%
Construction / Land	39,546	12.3%	43,017	12.9%

Total real estate	290,364	90.3%	300,101	90.3%
Commercial and industrial	27,317	8.5%	27,517	8.3%
Consumer	3,808	1.2%	4,692	1.4%

Gross loans	321,489	100.0%	332,310	100.0%

Less: allowance for loan losses	(5,610)		(5,281)

Net loans	$315,879		$327,029

As of June 30, 2011 and December 31, 2010, there were $54 thousand and $894 thousand, respectively, in checking account overdrafts that were reclassified on the Consolidated Balance Sheets as loans.
The following tables represent the credit quality of loans by class:

			As Of June 30, 2011
	(dollars in thousands)
			Special				Total
INTERNAL RISK RATING GRADES	Pass	Watch	Mention	Substandard	Doubtful	Loss	Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10

Commercial and industrial	$23,983	$864	$719	$1,736	$15	$—	$27,317
Commercial real estate
Owner occupied	66,506	1,601	789	2,677	—	—	71,573
Non-owner occupied	63,136	2,601	3,883	1,940	—	—	71,560
Construction/land
Residential construction	14,275	—	—	—	536	—	14,811
Other construction & land	15,476	1,837	556	6,530	336	—	24,735
Residential real estate
Equity Lines	29,075	999	—	44	122	—	30,240
Single family	59,066	1,579	3,636	7,770	578	—	72,629
Multifamily	4,816	—	—	—	—	—	4,816
Consumer — non real estate	3,549	259	—	—	—	—	3,808

Totals	$279,882	$9,740	$9,583	$20,697	$1,587	$—	$321,489

			As Of December 31, 2010
	(dollars in thousands)
			Special				Total
INTERNAL RISK RATING GRADES	Pass	Watch	Mention	Substandard	Doubtful	Loss	Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10

Commercial and industrial	$24,539	$437	$734	$1,807	$—	$—	$27,517
Commercial real estate
Owner occupied	73,834	634	2,074	3,273	—	—	79,815
Non-owner occupied	59,757	2,732	3,918	—	—	—	66,407
Construction/land
Residential construction	17,483	1,553	—	3,300	872	—	23,208
Other construction & land	7,723	1,633	1,492	8,961	—	—	19,809
Residential real estate
Equity Lines	43,266	958	348	397	—	—	44,969
Single family	45,520	6,627	3,312	5,846	—	—	61,305
Multifamily	4,588	—	—	—	—	—	4,588
Consumer — non real estate	4,501	—	—	191	—	—	4,692

Totals	$281,211	$14,574	$11,878	$23,775	$872	$—	$332,310

(1)	Internal risk ratings of pass (rating numbers 1 to 5) and watch (rating number 6) are deemed to be unclassified assets. Internal risk ratings of special mention (rating number 7), substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.
The following tables set forth aging and non-accrual loans by class:

			Aging and Non-accrual Loans by Class
	As of June 30, 2011
	(dollars in thousands)
						90-days
	30-59		90 Days or			Past Due	Non-
	Days Past	60-89 Days	More Past	Total Past		and Still	accrual
	Due	Past Due	Due	Due	Current	Accruing	Loans

Commerical & Industrial	$979	$205	$—	$1,184	$26,133	$—	$1,067
Commercial real estate
Owner occupied	2,677	—	15	2,692	68,881		2,692
Non-owner occupied	100	—	408	508	71,052	408	100
Construction/land
Residential construction	—	—	536	536	14,275	—	536
Other construction & land	1,781	180	2,896	4,857	19,878	—	4,033
Residential real estate
Equity Lines	1,114	—	166	1,280	28,960	—	166
Single Family	1,916	1,397	652	3,965	68,664	—	1,927
Multifamily	—	—	—	—	4,816	—	—
Consumer-Non real estate	76	—	—	76	3,732	—	—

Total loans	$8,643	$1,782	$4,673	$15,098	$306,391	$408	$10,521

			Aging and Non-accrual Loans By Class
	As of December 31, 2010
	(dollars in thousands)
						90-days
			90 Days or			Past Due
	30-59 Days	60-89 Days	More Past	Total Past		and Still	Non-accrual
	Past Due	Past Due	Due	Due	Current	Accruing	Loans

Commerical and industrial	$718	$—	$—	$718	$26,799	$—	$—
Commercial real estate
Owner occupied	1,992	—	291	2,283	77,532	—	291
Non-owner occupied	328	—	—	328	66,079	—	—
Construction/land
Residential construction	2,585	—	1,128	3,713	19,495	256	872
Other construcion & land	1,859	1,917	—	3,776	16,033	—	—
Residential real estate
Equity Lines	427	—	—	427	44,541	—	—
Single Family	5,608	—	478	6,086	55,220	—	740
Multifamily	—	—	—	—	4,588	—	—
Consumer -non real estate	—	91	—	91	4,601	—	—

Total loans	$13,517	$2,008	$1,897	$17,422	$314,888	$256	$1,903

6. Allowance for Loan Losses
The following table summarizes the activity in the allowance for loan losses for the periods presented:

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2011	2010	2010
		(dollars in thousands)
Balance, beginning of period	$5,281	$5,619	$5,619
Provision for loan losses	1,075	1,753	950
Loans charged off	(986)	(2,239)	(1,408)
Recoveries of loans charged off	240	148	42

Net (charge-offs)	(746)	(2,091)	(1,366)

Balance, end of period	$5,610	$5,281	$5,203

The following tables represent the allocation of allowance for loan losses by segment as of the dates indicated:

	June 30, 2011
		(dollars in thousands)
	Commercial	Commercial	Construction	Residential
	and Industrial	Real Estate	Land	Real Estate	Consumer	Total

Allowance for Loan Losses:
Beginning Balance:	$463	$1,420	$700	$2,613	$85	$5,281
Charge-offs	(10)	(158)	(404)	(414)	—	(986)
Recoveries	116	8	—	114	2	240
Provision	(216)	265	1,186	(126)	(34)	1,075

Ending Balance:	$353	$1,535	$1,482	$2,187	$53	$5,610

Individually evaluated for impairment	$—	$217	$812	$504	$—	$1,533

Collectively evaluated for impairment	$353	$1,318	$670	$1,683	$53	$4,077

Loans:
Ending Balance:	$27,317	$143,133	$39,546	$107,685	$3,808	$321,489

Individually evaluated for impairment	$1,067	$2,792	$4,569	$2,093	$—	$10,521

Collectively evaluated for impairment	$26,250	$140,341	$34,977	$105,592	$3,808	$310,968

	December 31, 2010
			(dollars in thousands)
	Commercial	Commercial	Construction	Residential
	and Industrial	Real Estate	Land	Real Estate	Consumer	Total

Allowance for Loan Losses:
Ending Balance:	$463	$1,420	$700	$2,613	$85	$5,281

Individually evaluated for impairment	—	$77	$696	$100	—	$873

Collectively evaluated for impairment	$463	$1,343	$4	$2,513	$85	$4,408

Loans:
Ending Balance:	$27,517	$146,222	$43,017	$110,862	$4,692	$332,310

Individually evaluated for impairment	—	$291	$3,272	$740	$—	$4,303
Collectively evaluated for impairment	$27,517	$145,931	$39,745	$110,122	$4,692	$328,007

Impaired loans and non-accrual loans are summarized as follows as of the dates indicated:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Impaired loans without a valuation allowance	$1,249	$306
Impaired loans with a valuation allowance	9,272	3,997

Total impaired loans	$10,521	$4,303

Valuation allowance related to impaired loans	$1,533	$873

Total loans past due 90 days and still accruing	$408	$256

Average investment in impaired loans	$11,038	$4,400

Interest income recognized on impaired loans	$155	$226

Interest income recognized on a cash basis on impaired loans	$155	$226

The following tables represent specific allocation for impaired loans by class:

	Specific Allocation for Impaired Loans By Class
	As of June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
		(dollars in thousands)
With no related allowance:
Commercial & Industrial	$1,067	$1,081	$—	$1,022	$28
Commercial Real Estate
Owner occupied	—	—	—	—	—
Non-owner occupied	100	103	—	104	3
Residential Real Estate	182	184	—	185	5
With an allowance recorded:
Commercial Real Estate
Owner occupied	2,692	2,782	217	2,442	33
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential construction	536	541	150	542	—
Other construction & Land	4,033	4,209	662	4,802	37
Residential Real Estate
Single Family	1,789	1,807	395	1,819	48
Equity Lines	122	122	109	122	1

Total:	$10,521	$10,829	$1,533	$11,038	$155

		Specific Allocation for Impaired Loans by Class
	As of December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	(dollars in thousands)

With no related allowance:
Residential real estate:
Single Family	$306	$322	$—	320	$9
With an allowance recorded:
Commercial real estate
Owner occupied	291	291	77	293	20
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	3,272	3,428	696	3,353	197
Commercial	—	—	—	—	—
Residential real estate
Single family	434	457	100	434	—

Total:	$4,303	$4,498	$873	$4,400	$226

There were no non-accrual loans excluded from impaired loan disclosures as of June 30, 2011 and December 31, 2010. No additional funds are committed to be advanced in connection with impaired loans. At June 30, 2011, there were $749 thousand in troubled debt restructured loans and $212 thousand in troubled debt restructured loans as of December 31, 2010.
7. Other Real Estate Owned (OREO)
The table below reflects changes in OREO for the periods indicated:

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2011	2010	2010
		(dollars in thousands)
Balance, beginning of period	$4,627	$7,875	$7,875
Properties acquired at foreclosure	434	1,973	1,600
Capital improvements on foreclosed properties	—	55	—
Sales of foreclosed properties	(749)	(4,918)	(2,109)
Valuation adjustments	—	(358)	—

Balance, end of period	$4,312	$4,627	$7,366

The table below reflects expenses applicable to OREO for the periods indicated:

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2011	2010	2010
		(dollars in thousands)
Loss on sales of OREO	$12	$303	$255
Valuation adjustments	—	358	—
Operating expenses, net of rental income	39	180	139

Total OREO expense	$51	$841	$394

8. Federal Home Loan Bank Advances
Bankshares has two advances from the FHLB: one fixed rate advance and one floating rate advance.
At June 30, 2011 and December 31, 2010, the FHLB advance accounted for on a fair value basis had a value of $26.3 and $26.2 million, respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% at June 30, 2011 and December 31, 2010. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at June 30, 2011 and December 31, 2010.
At June 30, 2011 and December 31, 2010, there was one FHLB advance accounted for on a cost basis. Bankshares entered into this floating rate advance in the first quarter of 2010 for $15.0 million. The advance matures in 2012 and the interest rate at June 30, 2011 and December 31, 2010 was 0.159% and 0.184%, respectively. The weighted average interest rate for both FHLB advances outstanding is 2.550%.
9. Trust Preferred Capital Notes of Subsidiary Trust
On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the Trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust preferred capital notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Income. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through June 30, 2011, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of June 30, 2011 the total amount of deferred and compounded interest owed under the indenture is $759 thousand. The base interest rate as of June 30, 2011 was 3.40% and as of December 31, 2010 was 3.45%.
All or a portion of the Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At June 30, 2011 and December 31, 2010, the entire amount was considered Tier 1 capital.
10. Net Income Per Share
The following tables show the weighted average number of shares used in computing net income per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income available to common shareholders for the periods presented.

Three Months Ended June 30,	2011		2010

		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic net income per share	5,108,821	$0.08	5,106,819	$0.04

Effect of dilutive securities, stock options	25,332		969

Diluted net income per share	5,134,153	$0.08	5,107,788	$0.04

Net income utilized in the earnings per share calculations above:	$394,000		$191,000

Six Months Ended June 30,	2011		2010

		Per Share		Per Share
	Shares	Amount	Shares	Amount

Basic net income per share	5,108,436	$0.15	5,106,819	$0.06

Effect of dilutive securities, stock options	16,715		918

Diluted net income per share	5,125,151	$0.15	5,107,737	$0.06

Net income utilized in the earnings per share calculations above:	$759,000		$305,000

Average shares of 287,699 and 514,001 have been excluded from the calculation for the six months ended June 30, 2011 and June 30, 2010, respectively, because their effects were anti-dilutive.
11. Supplemental Cash Flow Information

	June 30, 2011	June 30, 2010
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the six months	$2,849	$4,906

Income taxes paid during the six months	$—	$—

Supplemental Disclosures of Noncash Activities:
Fair value adjustment on available-for-sale securities	$2,014	$3,371

Transfer of loans to foreclosed assets	$434	$1,600

12. Mergers and Acquisitions
On July 27, 2011, Eagle, Bankshares and the Bank entered into the Merger Agreement with respect to the Merger and a related bank merger agreement by and between the Bank and EagleBank (EagleBank), Eagle’s wholly owned subsidiary bank (Bank Merger). The consummation of the Merger and the Bank Merger are conditioned upon, among other things, approvals of applicable regulatory agencies and the shareholders of Bankshares.
     The Merger is structured as a stock-for-stock transaction, under which the shareholders of Bankshares will receive 0.4317 shares of Eagle common stock for each share of Bankshares common stock, subject to adjustment based upon certain factors set forth in the Agreement.
     The Merger is expected to close in the fourth quarter of 2011, pending approval of the shareholders of Bankshares and the receipt of all required regulatory approvals, as well as other customary conditions as described in the previously filed 8-K on July 29, 2011.
13. Subsequent Event
Bankshares evaluated subsequent events that occurred after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provided evidence about conditions that did not exist at the date of the balance sheet but arose after that date. As of the report date, there were no subsequent events that would cause adjustments to or disclosures in the financial statements other than the Merger as described in Note 12.

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
Internet Access to Corporate Documents
     Information about Bankshares can be found on the Bank’s website at www.alliancebankva.com. Under “Documents / SEC Filings” in the Investor Relations section of the website, Bankshares posts its annual reports, quarterly reports, current reports, definitive proxy materials and any amendments to those reports as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC). All such filings are available free of charge.
     The information available on the Bank’s website is not part of the Quarterly Report on Form 10-Q or any other report filed by Bankshares with the SEC.
Forward-Looking Statements
     Some of the matters discussed below and elsewhere in this report include forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. Forward-looking statements in this report may include, but are not limited to, statements regarding the proposed merger of Bankshares into Eagle Bancorp, Inc., profitability, liquidity, the Bankshares’ loan portfolio, adequacy of the allowance for loan losses and provisions for loan losses, trends regarding net charge-offs, trends regarding levels of nonperforming assets, interest rates and yields, interest rate sensitivity, market risk, regulatory developments, capital requirements, business strategy and other goals or objectives.
     You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The forward-looking statements we use in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:
•	Changes in the strength of the national economy in general and the local economies in our market areas that adversely affect our customers and their ability to transact profitable business with us, including the ability of our borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	Retention of existing employees;

•	Maintaining and developing well established and valuable client relationships and referral source relationships;

•	Changing trends in customer profiles and behavior;

•	Direct and substantive competition from other financial services companies targeting certain key business lines;

•	Other competitive factors within the financial services industry;

•	Changes in the availability of funds resulting in increased costs or reduced liquidity;

•	Changes in accounting policies, rules and practices;

•	Changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions we do business with;

•	The timing of and value realized upon the sale of Other Real Estate Owned (OREO) property;

•	Changes in the assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	Fiscal and governmental policies of the United States federal government;

•	Reactions in financial markets related to potential or actual downgrades in the sovereign credit rating of the United States and the budget deficit or national debt of the United States government;

•	The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, related regulatory rulemaking processes and other legislative and regulatory initiatives on the regulation and supervision of financial institutions, specifically depository institutions;

•	The impact of changes to capital requirements that apply to financial institutions and depository institutions, including changes related to the proposed Basel III capital standards;

•	Changes in the way the FDIC insurance premiums are assessed;

•	Changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	Timing and implementation of certain balance sheet strategies;

•	Impairment concerns and risks related to our investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Changes in tax laws and regulations;

•	Our ability to recognize future tax benefits;

•	Impacts of implementing various accounting standards;

•	Deposit attrition, operating costs, customer losses and business disruption in connection with the Merger, including adverse effects on relationships with employees, may be greater than expected;

•	The ability to complete the Merger as expected and within the expected timeframe;

•	The possibility that required regulatory and shareholder approvals of the Merger may not be obtained, or one or more of the other conditions to the completion of the Merger may not be satisfied;

•	The expected growth opportunities or cost savings from the merger may not be fully realized or may take longer to realize than expected; and

•	Other factors described from time to time in our SEC filings.

     In addition, our business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of our counterparties and by changes in the regulatory and competitive landscape. Additionally, other risks that cause actual results to differ from predicted results are set forth in Item 1A of Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010.
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
     The general allowance is developed following the accounting principles contained in ASC 450-10-05 and represents the largest component of the total allowance. It is determined by aggregating unclassified loans and unimpaired loans by loan type based on common purpose, collateral, repayment source or other credit characteristics and then applying factors which in the judgment of management represent the expected losses over the life of the loans. In determining those factors, we consider the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) the experience and depth of the borrowers’ management, (6) national and local economic trends, (7) concentrations of credit by individual credit size and by class of loans, (8) quality of loan review system and (9) the effect of external factors (e.g., competition and regulatory requirements).

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
     We considered positive evidence such as recent financial performance, previous earnings patterns, the recent history of loan charge-offs, nonperforming assets, OREO expenses, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. We considered negative evidence such as operating losses in prior fiscal periods and trends in market values of our real estate collateral. We considered several different economic scenarios in evaluating whether the projected income in future periods was sufficient to recover the NOL over the prescribed period. In addition, we considered tax planning strategies that would impact the timing and extent of taxable income. The projected performance metrics over the period of NOL recognition indicates that, as of June 30, 2011, it is more likely than not that Bankshares will have sufficient taxable income in the future to recognize the deferred tax assets. Therefore, Bankshares has concluded that a valuation allowance for deferred tax assets is not necessary as of June 30, 2011.
Overview
     On July 27, 2011, Eagle Bancorp, Inc. (Eagle), Bankshares and the Bank entered into an Agreement of Merger (Merger Agreement), pursuant to which Bankshares will merge with and into Eagle, with Eagle being the surviving corporation. Under the Merger Agreement, Bankshares agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from specific actions without the consent of Eagle. Completion of the Merger is subject to approval by Bankshares’ shareholders, applicable regulatory approval and customary closing conditions.

     Notwithstanding the Merger Agreement, Bankshares’ primary long-term goals continue to be maximizing earnings and deploying capital in profit driven initiatives that will enhance shareholder value in a sustainable fashion. In pursuit of these goals, Bankshares’ current emphasis is on optimizing profitability in the near term and strengthening the financial performance of the Company, while also transitioning its operations to focus more closely on traditional banking activities and to reposition Bankshares for the future. Bankshares’ transitional strategies include, among others, continuing the following initiatives:
•	Diversifying the loan portfolio by increasing our focus on commercial loans and loans secured by owner occupied commercial real estate, while continuing to be an active lender in attractive aspects of the residential and commercial real estate markets.

•	Reducing the investment securities portfolio and eliminating the trading assets portfolio.

•	Continuing to attentively manage the level of nonperforming assets by addressing problem loans on a timely basis.

•	Increasing low cost deposits by local commercial and retail customers, while working to reduce our brokered deposit portfolio.

•	Reducing our operating and funding costs.
     Performance Highlights
•	Net income for the quarter ended June 30, 2011 was $394 thousand compared to net income of $191 thousand for the same period in 2010, an improvement of $203 thousand. Net income was $759 thousand for the six months ended June 30, 2011 compared to net income of $305 thousand for the six months ended June 30, 2010. Earnings per common share, basic and diluted, amounted to $0.15 for the six months ended June 30, 2011, compared to $0.06 for the six months ended June 30, 2010.

•	Total assets were $536.0 million at June 30, 2011, a decrease of $2.5 million from December 31, 2010 total assets of $538.5 million. The decrease in total assets is directly related to the payoff of a number of loan relationships and reductions in our investment securities portfolio, offset by an increase in cash and due from banks. The increase in cash relates to the cyclical nature of our title and escrow clients.

•	Total loans were $321.5 million at June 30, 2011, a decrease of $10.8 million, or 3.25% from the December 31, 2010 balance of $332.3 million. The decrease results from the payoffs of a number of loan relationships as well as scheduled principal repayments. While new loan activity has increased in the first six months of 2011, the volume of originations has not kept pace with repayments. Each loan segment as a percentage of total loans at June 30, 2011 is nearly unchanged from the percentages at December 31, 2010.

•	Our ratio of nonperforming assets to total assets was 2.98% as of June 30, 2011 compared to 1.75% as of December 31, 2010, an increase of 123 basis points. As of June 30, 2011, the composition of nonperforming assets was $10.5 million of nonaccrual loans, $408 thousand of loans 90 days past due and still accruing, $4.3 million of OREO, and $749 thousand of troubled debt restructured loans for a total of $16.0 million, compared to total nonperforming assets as of December 31, 2010, of $9.4 million. The nonaccrual balance increased by $8.6 million at June 30, 2011. The level of nonperforming assets continues to reflect the increase that occurred as of March 31, 2011 when two large commercial relationships were moved to nonaccrual status. In one case, the majority of the relationship exposure is expected to return to performing status prior to year-end 2011 as payments have resumed on a majority of the notes. In the second case, the borrower has continued to make payments on the notes, but the borrower’s future prospects continue to present a higher risk profile.

•	The investment securities portfolio totaled $108.8 million at June 30, 2011. This compares to $135.9 million of investments as of December 31, 2010, a decrease of $27.1 million. Targeted efforts by management to strategically restructure the balance sheet as well as opportunistic gains taking led to the reduction in the investment securities portfolio.

•	The net interest margin for the quarter ended June 30, 2011 was 3.86% compared to 3.84% for the same 2010 period, an increase of 2 basis points. For the six months ended June 30, 2011, the interest margin of 3.82% was 7 basis points higher than the net interest margin of 3.75% for the six months ended June 30, 2010.

•	Deposits were $412.0 million at June 30, 2011, an increase of $5.1 million from the December 31, 2010 balance of $406.9 million.

•	Demand deposits were $130.8 million at June 30, 2011, or 31.7% of total deposits. This compares to the December 31, 2010 level of $124.6 million or 30.6% of total deposits.

•	Non-interest expense for the three months ended June 30, 2011, amounted to $3.8 million compared to $4.4 million for the same period in 2010, a decrease of $647 thousand. The key components of the decrease in non-interest expense are salary and benefit expense and occupancy and equipment costs.
     Financial Performance Measures. Bankshares’ net income for the three month period ended June 30, 2011 was $394 thousand, an improvement of $203 thousand over the second quarter of 2010 net income of $191 thousand. The net income of $394 thousand includes net interest income of $4.3 million compared to $4.9 million for the same period last year, a decrease of $556 thousand. That decrease is due primarily to a decrease in interest income in the amount of $1.2 million, which was partially offset by a decrease of $623 thousand in the cost of funds. For the three months ended June 30, 2011, total interest expense was $1.4 million compared to $2.1 million for the three months ended June 30, 2010. These results led to $0.08 basic and diluted earnings per share for the quarter ended June 30, 2011, compared to $0.04 basic and diluted earnings per share for the quarter ended June 30, 2010. Weighted average basic shares outstanding were 5,108,821 for the three months ended June 30, 2011 and 5,106,819 for the three months ended June 30, 2010. Weighted average diluted shares outstanding were 5,134,153 for the three months ended June 30, 2011 and 5,107,788 for the three months ended June 30, 2010.
     For the six month period ended June 30, 2011, Bankshares had net income of $759 thousand compared to $305 thousand for the same period in the prior year, an improvement of $454 thousand. The net income of $759 thousand includes net interest income of $8.7 million compared to $9.5 million for the same period last year, a decrease of $839 thousand. That decrease is due primarily to a decrease in interest income in the amount of $2.3 million, which was partially offset by a decrease of $1.4 million in the cost of funds. For the six months ended June 30, 2011, total interest expense was $3.0 million compared to $4.4 million for the six months ended June 30, 2010. These results led to $0.15 basic and diluted income per share for the six months ended June 30, 2011. The basic and diluted income per share for the six months ended June 30, 2010 was $0.06. Weighted average basic shares outstanding were 5,108,436 for the six months ended June 30, 2011 and 5,106,819 for the six months ended June 30, 2010.

Weighted average diluted shares outstanding were 5,125,151 and 5,107,737 for the six months ended June 30, 2011 and June 30, 2010, respectively.
     Net interest margin increased to 3.86% for the three months ended June 30, 2011 compared to 3.84% for the three months ended June 30, 2010, an increase of 2 basis points. Net interest margin was 3.82% for the six months ended June 30, 2011 compared to 3.75% for the six months ended June 30, 2010, an improvement of 7 basis points. A key contributing factor to the improved net interest margin was the lower cost of funds during 2011. Net interest margin for the first six months was negatively affected by the increase in non-accrual loans and by a decrease in the yield on interest earning assets. Total interest income reversed for the six months ended June 30, 2011 was $311 thousand compared to $116 thousand for the six months ended June 30, 2010.
Results of Operations
     Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended June 30, 2011 was $4.3 million compared to $5.0 million for the same period in 2010. Interest income on earning assets was $1.3 million lower for the three months ended June 30, 2011, compared to the second quarter of 2010, while interest expense decreased $623 thousand in the same time period.
     Net interest income (on a fully tax equivalent basis) for the six months ended June 30, 2011 was $8.7 million compared to $9.7 million for the same period in 2010. Interest income on earning assets was $2.4 million lower for the six months ended June 30, 2011, compared to the first six months of 2010. Of the $2.4 million decrease in interest income, $858 thousand is attributable to the $30.0 million lower average balance in loans. The decrease in yield from 5.92% to 5.68% in the loan portfolio also contributed $410 thousand to the decrease in interest income. The reduction in the average balance in the investment securities portfolio was $26.2 million and contributed $551 thousand to the reduction in interest income. The decrease in yield from 4.64% to 3.94% in the investment securities portfolio also contributed $497 thousand to the decrease in interest income. This was offset by the decrease in interest expense of $1.4 million. The average balance of interest bearing deposits decreased by $49.4 million and contributed $540 thousand to the reduction in interest expense. The average rate paid on deposits improved to 1.58% from 2.15%, which reduced interest expense by $749 thousand. A lower average balance of borrowed funds offset a higher rate paid on borrowed funds.
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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended June 30,
	2011			2010
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
			(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$320,845	$4,555	5.69%	$348,425	$5,228	6.02%
Trading securities	745	12	6.46%	2,961	49	6.64%
Investment securities	119,314	1,192	4.01%	152,167	1,740	4.59%
Federal funds sold	8,866	12	0.54%	14,601	11	0.30%

Total interest earning assets	449,770	5,771	5.15%	518,154	7,028	5.44%

Non-interest earning assets:
Cash and due from banks	22,882			21,746
Premises and equipment	1,581			1,930
Other real estate owned (OREO)	4,453			8,746
Other assets	16,514			17,978
Less: allowance for loan losses	(5,386)			(5,509)

Total non-interest earning assets	40,044			44,891

Total Assets	$489,814			$563,045

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$42,601	$28	0.26%	$46,473	$53	0.46%
Money market deposit accounts	24,173	45	0.75%	25,162	72	1.15%
Savings accounts	2,850	2	0.28%	3,782	2	0.21%
Time deposits	201,855	971	1.93%	234,682	1,468	2.51%

Total interest-bearing deposits	271,479	1,046	1.55%	310,099	1,595	2.06%
FHLB advances(3)	41,059	256	2.50%	63,743	305	1.92%
Other borrowings	48,860	145	1.19%	53,915	170	1.26%

Total interest-bearing liabilities	361,398	1,447	1.61%	427,757	2,070	1.94%

Non-interest-bearing liabilities:
Demand deposits	91,033			97,884
Other liabilities	2,802			2,741

Total liabilities	455,233			528,382
Stockholders’ Equity	34,581			34,663

Total Liabilities and Stockholders’ Equity	$489,814			$563,045

Interest Spread (4)			3.54%			3.50%

Net Interest Margin (5)		$4,324	3.86%		$4,958	3.84%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $11.0 million and $3.7 million in the second quarter of 2011 and 2010, respectively. The 2011 and 2010 interest income on nonaccrual loans excluded from the loans above was $117 thousand and $54 thousand, respectively.

(3)	Average fair value of FHLB advances for the second quarter of 2011 and 2010 was $26.1 million and $26.1 million, respectively.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(5)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     Average loan balances were $320.8 million for the three months ended June 30, 2011 compared to $348.4 million for the same period in 2010. The decrease in average loans is a result of management’s short-term strategy to reduce certain types of real estate lending, such as land acquisition and development financing. The longer-term strategy is to grow small business commercial loans and owner occupied commercial real estate and focus on our geographical area. The related interest income from loans was $4.6 million in the three months ended June 30, 2011 compared to $5.2 million in the same period in 2010. The average yield on loans of 5.69% during the three months ended June 30, 2011 was 33 basis points lower than the yield of 6.02% in the second quarter of 2010. Interest rates are established for classes of loans that include variable rates based on Wall Street Journal Prime or other identifiable bases while others carry fixed rates with terms out to 15 years. Most new variable rate originations include minimum start rates and/or floors.
     Trading securities averaged $745 thousand for the three months ended June 30, 2011, compared to $3.0 million for the three months ended June 30, 2010. Trading securities interest income for the three months ended June 30, 2011 was $12 thousand compared to $49 thousand for the three months ended June 30, 2010. The reduction in average trading securities reflects management’s business strategy to eliminate the trading securities portfolio as we reposition the balance sheet and led to the reduction in associated interest income. At June 30, 2011, there was a single instrument in the trading securities portfolio with a carrying value of $658 thousand.
     The average balance of investment securities was $119.3 million for the quarter ended June 30, 2011 compared to $152.2 million for the same quarter in 2010. Investment securities income (on a fully tax equivalent basis) was $1.2 million for the three months ended June 30, 2011 compared to $1.7 million for the three months ended June 30, 2010. The tax equivalent average yield on investment securities for the three months ended June 30, 2011 was 4.01% compared to 4.59% for the three months ended June 30, 2010. The reduction in the average balance of investment securities from the sale of securities reflects management’s business strategy to reduce the investment securities portfolio and the opportunistic taking of gains.
     Short-term investments in federal funds sold contributed $12 thousand to interest income in the three month period ended June 30, 2011, compared to $11 thousand for the same period in 2010. The average balance for the three months ended June 30, 2011 was $8.9 million, a $5.7 million decrease from the prior year average balance of $14.6 million. This relates to the lower average balance of interest bearing and non-interest bearing demand deposits for the second quarter of 2011 compared to the second quarter of 2010.
     The average balance of cash and due from banks was $22.9 million and $21.8 million for the three months ended June 30, 2011 and 2010, respectively. The deposit flows from the title and escrow clients can have significant volatility especially at month end or quarter end and explains some of the variance between the average cash and due from banks balances and the period-end balances.
     Total average interest earning assets yielded 5.15% for the three months ended June 30, 2011 compared to the yield of 5.44% for the same period in 2010. Total interest income (on a fully tax equivalent basis) was $5.8 million for the three months ended June 30, 2011 compared to $7.0 million for the three months ended June 30, 2010. Interest income decreased from the second quarter of 2010 to the second quarter of 2011 due to smaller average loans and securities balances, which are a product of our strategy to reposition our balance sheet, and lower yields generated by our interest-earning assets in the low interest rate environment.
     Total average interest-bearing liabilities were $361.4 million in the second quarter of 2011, or $66.4 million lower than the second quarter of 2010 level of $427.8 million. A key driver of the decrease is the decrease in average time deposits. The average balance for time deposits for the second quarter of 2011 was $201.9 million compared to the second quarter of 2010 average balance of $234.7 million, a decrease of $32.8 million. Interest expense for all interest-bearing liabilities amounted to $1.4 million for the three months ended June 30, 2011 compared to $2.1 million for the three months ended June 30, 2010, or a savings of $623 thousand. The average cost of interest-bearing liabilities for the second quarter of 2011 was 1.61% or 33 basis points lower than the second quarter of 2010 level of 1.94%. The lower interest rate environment allowed for competitive repricing of interest bearing demand accounts, money market accounts, savings accounts and client based time deposits. The Bank prices these deposit accounts on a competitive basis with local market financial institutions, general economic conditions and market interest rates.
     In addition, the Bank benefited from significant downward repricing of the brokered certificate of deposit portfolio. Many of the larger wholesale deposits with higher rates have matured or repriced downward. The average balance of brokered deposits for the second quarter of 2011 was $122.6 million at an average cost of 1.88%. The average balance of brokered deposits for the second quarter of 2010 was $104.1 million at an average cost of 2.36%. The benefits of the repricing are seen in the lower time deposit cost of 1.93% during the second quarter of 2011 compared to 2.51% during the same period of 2010.
     Non-interest bearing demand deposits averaged $91.0 million for the second quarter of 2011, or $6.9 million less than the second quarter of 2010 level of $97.9 million.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Six Months Ended June 30,
	2011			2010
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
			(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$322,986	$9,100	5.68%	$352,965	$10,368	5.92%
Trading securities	1,283	45	7.07%	4,359	137	6.34%
Investment securities	129,970	2,542	3.94%	156,132	3,590	4.64%
Federal funds sold	7,723	22	0.57%	10,718	22	0.41%

Total interest earning assets	461,962	11,709	5.11%	524,174	14,117	5.43%

Non-interest earning assets:
Cash and due from banks	21,099			20,616
Premises and equipment	1,592			1,965
Other real estate owned (OREO)	4,477			8,336
Other assets	17,540			19,518
Less: allowance for loan losses	(5,432)			(5,573)

Total non-interest earning assets	39,276			44,862

Total Assets	$501,238			$569,036

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$42,242	$58	0.28%	$44,561	$122	0.55%
Money market deposit accounts	24,849	94	0.76%	24,114	151	1.26%
Savings accounts	3,332	4	0.24%	3,662	6	0.33%
Time deposits	199,960	1,968	1.98%	247,453	3,134	2.55%

Total interest-bearing deposits	270,383	2,124	1.58%	319,790	3,413	2.15%
FHLB advances(3)	41,132	515	2.52%	60,690	584	1.94%
Other borrowings	63,572	325	1.03%	60,359	379	1.27%

Total interest-bearing liabilities	375,087	2,964	1.59%	440,839	4,376	2.00%

Non-interest-bearing liabilities:
Demand deposits	89,505			91,632
Other liabilities	2,544			2,524

Total liabilities	467,136			534,995
Stockholders’ Equity	34,102			34,041

Total Liabilities and Stockholders’ Equity	$501,238			$569,036

Interest Spread (4)			3.52%			3.43%

Net Interest Margin (5)		$8,745	3.82%		$9,741	3.75%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.

(2)	The Bank had average nonaccrual loans of $8.2 million and $4.2 million for the first six months of 2011 and 2010, respectively. The 2011 and 2010 interest income on nonaccrual loans excluded from the loans above was $311 thousand and $116 thousand, respectively.

(3)	Average fair value of FHLB advances for the first six months of 2011 and 2010 was $26.1 million and $26.0 million, respectively.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.

(5)	Net interest margin is net interest income expressed as a percentage of average earning assets.

     For the six months ended June 30, 2011, average loan balances were $323.0 million compared to $353.0 million for the same period in 2010, a decrease of $30.0 million. Interest income from loans was $9.1 million in the first six months of 2011 compared to $10.4 million in the same period of 2010, with the average yield decreasing to 5.68% from 5.92%. The lower average balance contributed $858 thousand and the lower yield contributed $410 thousand to the $1.3 million decrease in interest income on loans.
     For the six months ended June 30, 2011 average trading securities were $1.3 million, compared to $4.4 million for the same period in 2010. The decrease is a result of management’s continued efforts to eliminate the trading securities portfolio. Trading securities interest income for the six months ended June 30, 2011 was $45 thousand compared to $137 thousand for the six months ended June 30, 2010. The lower average balance contributed $110 thousand to the lower income and was offset with the higher yield contribution of $18 thousand resulting in the decrease of $92 thousand in interest income on trading securities.
     Investment securities averaged $130.0 million for the six months ended June 30, 2011 compared to $156.1 million for the same period in 2010. Investment securities income (on a fully tax equivalent basis) was $2.5 million for the six months ended June 30, 2011 compared to $3.6 million for the six months ended June 30, 2010, a decrease of $1.1 million. The tax equivalent average yield on investment securities for the six months ended June 30, 2011 was 3.94% compared to the yield of 4.64% for the same period in 2010. The lower average balance contributed $551 thousand and the lower yield contributed $497 thousand to the $1.1 million decrease in interest income on investment securities.
     Short-term investments in federal funds sold contributed $22 thousand to interest income in the six month period ended June 30, 2011 and 2010. A decrease in the average balance of federal funds sold was offset by the increase in the yield.
     Total average earning assets yielded 5.11% for the six months ended June 30, 2011 or 32 basis points lower than the yield of 5.43% for the same period in 2010. Total interest income (on a fully tax equivalent basis) was $11.7 million for the six months ended June 30, 2011 compared to $14.1 million for the six months ended June 30, 2010.
     Total average interest-bearing liabilities were $375.1 million in the first six months of 2011 or $65.7 million less than the first six months of 2010 level of $440.8 million. The average balance of time deposits was $47.5 million lower than the same period last year. For the six months ended June 30, 2011, interest expense was $3.0 million compared to $4.4 million for the six months ended June 30, 2010. The $1.4 million decrease in interest expense primarily resulted from $1.5 million decrease attributable to lower average volume of interest bearing liabilities. The average cost of interest-bearing liabilities for the first six months of 2011 was 1.59% or 41 basis points lower than the 2010 level of 2.00%. Many of the larger wholesale deposits have matured and new brokered deposits were issued at lower interest rates.
     The average balance of brokered deposits for the first six months of 2011 was $115.8 million at an average cost of 1.92%. The average balance of brokered deposits for the first six months of 2010 was $120.1 million at an average cost of 2.34%. Favorable market conditions have allowed for reissuance of maturing brokered deposits at lower effective rates. Total brokered deposits at June 30, 2011 were $122.5 million with an average rate of 1.62%.
     The following table describes the impact on our tax equivalent interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis
	Six Months Ended June 30
	2011 compared to 2010
	Change Due To:
	(Decrease)	Volume	Rate
	(dollars in thousands)
Interest Earning Assets:
Loans	$(1,268)	$(858)	$(410)
Trading securities	(92)	(110)	18
Investment securities	(1,048)	(551)	(497)
Federal funds sold	—	(3)	3

Total (decrease) in interest income	(2,408)	(1,522)	(886)

Interest-Bearing Liabilities:
Interest-bearing deposits	(1,289)	(540)	(749)
Borrowed funds	(123)	(934)	811

Total (decrease) in interest expense	(1,412)	(1,474)	62

(Decrease) in net interest income	$(996)	$(48)	$(948)

     Non-interest Income (Other Income). Non-interest income amounted to $819 thousand during the three months ended June 30, 2011, an increase of $406 thousand from $413 thousand for the same period of 2010.
     Bankshares recorded a net gain of $835 thousand on the sale of investment securities in the three months ended June 30, 2011, compared to a net gain of $803 thousand in the three months ended June 30, 2010. Bankshares views the available for sale investment portfolio as a tool in managing the overall balance sheet and liquidity positions of the organization. From time to time, Bankshares will sell investment securities to achieve certain business objectives. These sales may result in gains or losses depending on the timing and book value of instruments sold.
     Trading security activity and fair value adjustments recorded for the three months ended June 30, 2011 resulted in a net loss of $130 thousand, compared to a net loss of $426 thousand for the same period in 2010, a decrease of $296 thousand. The net loss of $130 thousand is primarily driven by a negative fair value adjustment of $224 thousand on the FHLB advance offset by the $94 thousand positive adjustment in trading securities. At contractual maturity, the FHLB advance will become due at par and any unrealized loss will be recognized as trading income as maturity approaches.
     For the six months ended June 30, 2011, non-interest income was $1.0 million compared to $674 thousand for the 2010 period. The increase is attributable to the lower level of adjustments in trading securities and FHLB advance fair value adjustments. At June 30, 2011, this loss was $106 thousand compared to the $616 thousand loss at June 30, 2010.
     Non-interest Expense (Other Expenses). During the three and six months ended June 30, 2011, we made important progress toward our strategic goal of optimizing profitability by decreasing our non-interest expenses.
     Non-interest expense for the three months ended June 30, 2011, amounted to $3.8 million compared to $4.4 million for the same period in 2010, a decrease of $647 thousand. A key component of non-interest expense is salary and benefits expense. This expense for the quarter ended June 30, 2011 was $1.4 million, compared to the second quarter of 2010 level of $1.5 million, a decrease of $143 thousand. Occupancy and equipment costs were $719 thousand compared to the 2010 level of $830, a decrease of $111 thousand.
     OREO expense was $16 thousand for the second quarter ended June 30, 2011 compared to $351 thousand for the same period in 2010. In the quarter ended June 30, 2010 there were losses on sale of OREO of $254 thousand with no similar charge in the quarter ended June 30, 2011. In addition, the OREO balance consists of mostly undeveloped land with no maintenance cost.
     For the six months ended June 30, 2011, non-interest expense was $7.5 million compared to $9.0 million for the 2010 period, a decrease of $1.5 million. Salaries and employee benefits decreased by $754 thousand, occupancy and equipment costs decreased by $204 thousand, OREO expense decreased by $343 thousand, FDIC assessments decreased by $25 thousand, and other operating expenses decreased by $145 thousand.
     Income Taxes. We recorded income tax expense of $373 thousand for the six months ended June 30, 2011. This income tax expense was an increase of $382 thousand over the same period in 2010.

Analysis of Financial Condition
     Trading Securities. At June 30, 2011, the trading portfolio consisted of one PCMO security with a fair value of $658 thousand compared to three PCMO securities with a fair value of $2.2 million for the same period in 2010. The current effective portfolio yield is 5.43%.
     The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:

			Trading Securities
	June 30,		December 31,		June 30,
	2011		2010		2010
	Fair		Fair		Fair
	Value	Yield	Value	Yield	Value	Yield
			(dollars in thousands)
PCMOs (1)	$658	5.43%	$2,075	5.32%	$2,250	5.33%

Totals	$658	5.43%	$2,075	5.32%	$2,250	5.33%

(1)	As of June 30, 2011, trading securities consisted of one PCMO instrument. This PCMO was rated AAA by at least one ratings agency on the purchase date. Currently the security has a rating below investment grade. The instrument is currently performing as expected.
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
     Investment Securities — Available for Sale. On June 30, 2011, our investment portfolio contained callable and non-callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, and municipal securities. As of June 30, 2011, U.S. government agency securities were $34.2 million or 31.4% of the portfolio, PCMOs, CMOs and MBS made up 45.1% of the portfolio or $49.0 million and municipal securities were 23.5% of the portfolio or $25.6 million.
     We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was

$108.8 million at June 30, 2011 compared to $135.9 million at December 31, 2010. Targeted efforts to strategically restructure our balance sheet led to shifts in our investment portfolio mix and reduced the investment securities portfolio’s balance. Management has taken opportunistic gains, while shortening the duration of the portfolio.
     The yield on the investment securities portfolio as of June 30, 2011 was 4.0%. During the first six months of 2011, the Bank earned $2.5 million on the investment securities portfolio or an effective tax equivalent yield of 3.94%. The investment securities portfolio contains mortgage oriented products (CMO, PCMO, and MBS) and SBA securities.

	Investment Securities- Available-for-Sale
	June 30, 2011			December 31, 2010			June 30, 2010
	Fair		% of	Fair		% of	Fair		% of
	Value	Yield	Total	Value	Yield	Total	Value	Yield	Total
				(dollars in thousands)
U.S. government corporations and agencies	$34,208	2.78%	31.4%	$51,763	4.50%	38.1%	$51,812	4.28%	40.1%
U.S. government agency CMOs	23,282	3.56%	21.4%	22,576	3.96%	16.6%	28,333	3.75%	22.0%
U.S. government agency MBS	16,833	3.65%	15.5%	14,805	3.82%	10.9%	10,949	3.82%	8.5%
PCMOs	8,884	5.39%	8.2%	17,621	5.16%	13.0%	20,582	5.24%	16.0%
Municipal securities	25,598	5.14%	23.5%	29,087	5.11%	21.4%	17,231	5.77%	13.4%

Total Investment Securities Available-for-Sale	$108,805	4.00%	100.0%	$135,852	4.32%	100.0%	$128,907	4.59%	100.0%

     The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of June 30, 2011:

	Contractual Maturities of Investment Securities
	June 30, 2011
	(dollars in thousands)
				After One		After Five
	Within			Year but Within		Years but Within
	One Year			Five Years		Ten Years		After Ten Years
	Amount		Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total (4,5)	Yield

Available-For-Sale Securities
U.S. government corporations and agencies		$—	0%	$9,174	1.3%	$—	0.0%	$24,601	3.3%	$33,775	2.8%
U.S. government agency CMOs (1)		—	0%	—	0.0%	—	0.0%	22,433	3.6%	22,433	3.6%
U.S. government agency MBS (1)		—	0%	—	0.0%	—	0.0%	16,401	3.7%	16,401	3.7%
PCMOs(1)		—	0%	—	0.0%	4,962	5.5%	3,713	5.2%	8,675	5.4%
Municipal securities (2)		—	0%	—	0.0%	5,379	4.5%	20,565	5.3%	25,944	5.1%

Total Available-For-Sale Securities (3)		$—	0%	$9,174	1.3%	$10,341	5.1%	$87,713	4.2%	$107,228	4.0%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.

(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.

(3)	We do not have any held-to-maturity securities as of June 30, 2011.

(4)	Total above is amortized cost and does not include unrealized gain of $1,577 thousand.

(5)	Total available for sale securities amounted to $108.8 million. The fair value of the contractual maturities listed in the total above amounts to $108.8 million.

     Restricted Securities. Bankshares’ security portfolio contains restricted securities that are required to be held as part of the Company’s banking operations. These include stock of the Federal Reserve Bank, the FHLB and others. The following table summarizes the balances of restricted stock at the dates indicated:

	Restricted Stock
	June 30,	December 31,	June 30,
	2011	2010	2010
		(dollars in thousands)
Federal Reserve Bank Stock	$1,201	$1,201	$1,201
FHLB stock	4,158	4,948	5,530
Bankers’ Bank stock	206	206	206

Total Restricted Stock	$5,565	$6,355	$6,937

     Loan Portfolio. In its lending activities, Bankshares seeks to develop substantial relationships with clients whose business and individual banking needs will grow with the Bank. The Company has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. We grant credit to commercial business, commercial real estate, real estate construction, residential real estate and consumer borrowers in the normal course of business. The loan portfolio net of discounts and fees was $321.5 million as of June 30, 2011 or $10.8 million lower than the December 31, 2010 level of $332.3 million and $20.6 million less than June 30, 2010 level of $342.1 million.
     The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of the dates indicated:

	Loan Portfolio
	June 30, 2011		December 31, 2010		June 30, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
			(dollars in thousands)
Residential real estate	$107,685	33%	$110,862	34%	$108,963	32%
Commercial real estate	143,133	45%	146,222	44%	145,318	43%
Construction/land	39,546	12%	43,017	13%	49,555	14%
Commercial and industrial	27,317	9%	27,517	8%	34,145	10%
Consumer — non real estate	3,808	1%	4,692	1%	4,108	1%

Total Loans	$321,489	100%	$332,310	100%	$342,089	100%

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
     As noted in the table above, loans secured by various types of real estate constitute a significant portion of total loans. Commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the Metropolitan Washington, D.C. area with the heaviest concentration in Northern Virginia and Fairfax County in particular. Risk is managed through diversification by sub-market, property type, and loan size. Risk is further managed by seeking investment property loans with multiple tenants and by emphasizing owner-occupied loans. The average loan size in this portfolio is $679 thousand as of June 30, 2011.
     The table also shows a continuing reduction in the real estate construction portion of the portfolio, which represented 12% of the portfolio at June 30, 2011 compared to 20% at December 31, 2008. The current levels of real estate construction loans are a product of management’s efforts to de-emphasize this type of lending in recent years. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which appear to be the strongest in the region. Legacy loans, particularly in the land portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. We expect to see further reductions in our land exposure offset by potential increases in certain residential construction activities as market conditions improve.
     Loans secured by residential real estate have remained relatively constant since June 30, 2010, with growth in our 1-4 family first trust loans partially offset by the reductions in our 1-4 family subordinate trust loans (HELOCs and closed-end 2nd mortgages). All loans in both categories represent loans underwritten by us (we do not purchase loans in this portfolio) to customers with whom we have direct contact in the local communities we serve. We believe that our underwriting criteria reflect current market conditions. The portfolio of first mortgage loans had an average size per housing unit of $331 thousand as of June 30, 2011. Our subordinate trust loans averaged $99 thousand per property as of June 30, 2011. While we recognize that the Metropolitan Washington, D.C. residential real estate market is in a nascent recovery, we believe our current underwriting standards, our emphasis on serving the sub-markets we know, the granularity of our portfolio, and our continued reduction of our subordinate trust portfolio represent appropriate risk management for this portfolio.

     The following table presents the maturities or repricing periods of selected loans outstanding at June 30, 2011:

	Loan Maturity Distribution
	As Of June 30, 2011
	One Year	After One Year	After
	or Less	Through Five Years	Five Years	Total
		(dollars in thousands)
Commercial and industrial	$14,748	$8,729	$3,840	$27,317
Construction/land	26,501	11,072	1,973	39,546

Total	$41,249	$19,801	$5,813	$66,863

Loans with:
Fixed rates	$68,281	$77,534	$72,520	$218,335
Variable rates	40,296	57,116	5,742	103,154

Total	$108,577	$134,650	$78,262	$321,489

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
     The table below represents the Company’s loan portfolio by risk rating, classification, and loan portfolio segment as of June 30, 2011.

	Credit Quality Asset By Class
	As of June 30, 2011
	(dollars in thousands)
			Special				Total
INTERNAL RISK RATING GRADES	Pass	Watch	Mention	Substandard	Doubtful	Loss	Loans

Risk Rating Number [1]	1 to 5	6	7	8	9	10

Commercial and Industrial	$23,983	$864	$719	$1,736	$15	$—	$27,317
Commercial real estate
Owner occupied	66,506	1,601	789	2,677	—	—	71,573
Non-owner occupied	63,136	2,601	3,883	1,940	—	—	71,560
Construction/land
Residential construction	14,275	—	—	—	536	—	14,811
Other construction & land	15,476	1,837	556	6,530	336	—	24,735
Residential real estate
Equity Lines	29,075	999	—	44	122	—	30,240
Single family	59,066	1,579	3,636	7,770	578	—	72,629
Multifamily	4,816	—	—	—	—	—	4,816
Consumer — non real estate	3,549	259	—	—	—	—	3,808

Totals	$279,882	$9,740	$9,583	$20,697	$1,587	$—	$321,489

[1]	Internal risk ratings of pass (rating numbers 1 to 5) and watch (rating number 6) are deemed to be unclassified assets. Internal risk ratings of special mention (rating number 7), substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.
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

     The following table sets forth the aging and non-accrual loans by class, as of June 30, 2011:

	Aging and Non-accrual Loans By Class
	As of June 30, 2011:
	(dollars in thousands)
						90-days
			90 Days or			Past Due
	30-59 Days	60-89 Days	More Past	Total Past		and Still	Nonaccrual
	Past Due	Past Due	Due	Due	Current [1]	Accruing	Loans

Commerical and Industrial	$979	$205	$—	$1,184	$26,133	$—	$1,067
Commercial real estate
Owner occupied	2,677	—	15	2,692	68,881		2,692
Non-owner occupied	100	—	408	508	71,052	408	100
Construction/land
Residential construction	—	—	536	536	14,275	—	536
Other construction & land	1,781	180	2,896	4,857	19,878	—	4,033
Residential real estate
Equity Lines	1,114	—	166	1,280	28,960	—	166
Single Family	1,916	1,397	652	3,965	68,664	—	1,927
Multifamily	—	—	—	—	4,816	—	—
Consumer —non real estate	76	—	—	76	3,732	—	—

Total loans	$8,643	$1,782	$4,673	$15,098	$306,391	$408	$10,521

[1]	For the purposes of this table only, loans 1-29 days past due are included in the balance of current loans.
     When payments are 90 days or more in arrears or when we determine that it is no longer prudent to recognize current interest income on a loan, we classify the loan as non-accrual. At March 31, 2011, three lending relationships were briefly described that were major contributors to the increase in nonaccrual levels as of that date. The first relationship with an aggregate exposure of $4.8 million, continues to make its note payments but its ability to sustain payments through its winter operating season remains in question. The second relationship with an aggregate exposure of $1.7 million that included 14 real estate secured notes, has improved by virtue of the bankruptcy court releasing prior and future rental payments to be applied to 11 of the notes, allowing those notes to move back to accrual status prior to year end 2011. The third relationship, with an aggregate exposure of $2.4 million, is currently in settlement negotiations such that a $1.48 million repayment is now expected as early as September 30, 2011.
     From time to time, a loan may be past due 90 days or more but is in the process of collection and thus warrants remaining on accrual status. We had one such loan of $408 thousand at June 30, 2011.

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
     The allowance for loan losses was $5.6 million at June 30, 2011, or 1.75% of loans outstanding, compared to $5.3 million or 1.59% of loans outstanding, at December 31, 2010. We have allocated $1.5 million at June 30, 2011 compared to $873 thousand at December 31, 2010 for specific non-performing loans. For the first six months of 2011, we had net charge-offs of $746 thousand compared to net charge-offs $1.4 million in the same period of 2010.
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

     The following table represents an analysis of the allowance for loan losses for the periods presented:

	Six Months	Twelve Months	Six Months
	Ended June 30,	December 31,	Ended June 30,
	2011	2010	2010

	(dollars in thousands)

Balance, beginning of period	$5,281	$5,619	$5,619

Provision for loan losses	1,075	1,753	950

Chargeoffs:
Commerical and industrial	(10)	(477)	(475)
Construction/land	(404)	(173)	(150)
Residential real estate	(414)	(1,450)	(707)
Commercial real estate	(158)	(69)	(70)
Consumer — non real estate	—	(70)	(6)

Total chargeoffs	(986)	(2,239)	(1,408)
Recoveries:
Commerical and industrial	116	10	—
Construction/land	—	18	18
Residential real estate	114	66	7
Commercial real estate	8	35	13
Consumer — non real estate	2	19	4

Total recoveries	240	148	42

Net (chargeoffs)	(746)	(2,091)	(1,366)

Balance, end of period	$5,610	$5,281	$5,203

Allowance for loan losses to total loans	1.75%	1.59%	1.52%
Allowance for loan losses to non-accrual loans	0.53X	2.80X	1.47X
Non-performing assets to allowance for loan losses	285.03%	177.96%	221.87%
Non-performing assets to total assets	2.98%	1.75%	1.86%
Net chargeoffs to average loans	0.46%	0.61%	0.77%

     The following table provides a breakdown of the allocation of the allowance for loan losses by loan type. However, management does not believe that the allowance for loan losses can be fragmented by category with any precision that would be useful to investors. As such, the entire allowance is available for losses in any particular category, notwithstanding this allocation. The breakdown of the allowance for loan losses is based primarily upon those factors discussed above in computing the allowance for loan losses as a whole. Because all of these factors are subject to change, the allocation and actual results are not necessarily indicative of the exact category of potential loan losses.

	Allowance for Loan Losses
	As of June 30, 2011
	(dollars in thousands)
	Commercial	Commercial	Construction	Residential
	and Industrial	Real Estate	Land	Real Estate	Consumer	Total

Allowance for Loan Losses:
Beginning Balance	$463	$1,420	$700	$2,613	$85	$5,281
Charge-offs	(10)	(158)	(404)	(414)	—	$(986)
Recoveries	116	8	—	114	2	$240
Provision	(216)	265	1,186	(126)	(34)	$1,075

Ending Balance:	$353	$1,535	$1,482	$2,187	$53	$5,610

Individually evaluated for impairment	$—	$217	$812	$504	$—	$1,533

Collectively evaluated for impairment	$353	$1,318	$670	$1,683	$53	$4,077

Loans:
Ending Balance:	$27,317	$143,133	$39,546	$107,685	$3,808	$321,489

Individually evaluated for impairment	$1,067	$2,792	$4,569	$2,093	$—	$10,521

Collectively evaluated for impairment	$26,250	$140,341	$34,977	$105,592	$3,808	$310,968

Nonperforming Assets
     Impaired Loans (Loans with a Specific Allowance Allocation). As of June 30, 2011, there were no loans with impairment allocations that were not also in non-accrual status. At December 31, 2010, a $2.4 million loan was carried as impaired which was subsequently placed on non-accrual status in the first quarter of 2011.
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
     On June 30, 2011, there was $10.5 million in loans on non-accrual status compared to $1.9 at December 31, 2010 and $3.5 million at June 30, 2010. The $10.5 million non-accrual loan balance consists mostly of loans secured by residential and commercial real estate in the Northern Virginia area. The specific allowance for impaired loans as of June 30, 2011 is $1.5 million.
     The increase in non-accruals during the first quarter of 2011 is attributable to three relationships. The largest is $4.8 million, which includes a Commercial and Industrial relationship with two related real estate loans. This substandard credit displayed signs of additional weakness during the six months ended June 30, 2011, although scheduled payments continue to be made. The second relationship placed on non-accrual status totals $1.7 million which consists of 14 mortgage loans secured by small income properties. The third relationship of $2.4 million classified as impaired at December 31, 2010, was subsequently added to non-accrual in the first quarter of 2011. In each of these cases, Bankshares believes that the appropriate strategy was applied to move these loans to non-accrual given the circumstances reflected in the individual relationships. These relationships originated in 2006 or earlier. Strategies to resolve these loan situations are being actively pursued which management believes will reduce the loan amounts and/or risk exposure attributable to these situations prior to the end of 2011.
     Total Non-Performing Assets. As of June 30, 2011, we had $16.0 million of non-performing assets on the balance sheet compared to $9.4 million as of December 31, 2010, an increase of $6.6 million. This increase is due to the addition of several non-accrual lending relationships and troubled debt restructurings during the first quarter of 2011. The ratio of non-performing assets to total assets increased to 2.98% as of June 30, 2011 from 1.75% as of December 31, 2010, a 123 basis point increase.
     The following table provides information regarding credit quality at the dates presented:

	June 30,	December 31,	June 30,
	2011	2010	2010
	(dollars in thousands)
Credit Quality Information
Non-performing assets:
Accruing impaired loans	$—	$2,400	$541
Non-Accrual loans	10,521	1,903	3,537
Total loans past due 90 days and still accruing	408	256	—
Troubled debt restructurings	749	212	—
OREO	4,312	4,627	7,366

Total non-performing assets	$15,990	$9,398	$11,444

Specific reserves associated with impaired loans	$1,533	$873	$938

Non-performing assets to total assets	2.98%	1.75%	1.86%

     Specific Reserves. As of June 30, 2011, we had $1.5 million in specific reserves for non-performing loans, compared to $873 thousand at December 31, 2010.
     Other Real Estate Owned (OREO). As of June 30, 2011, we had $4.3 million classified as OREO on the balance sheet, compared to $4.6 million as of December 31, 2010 and $7.4 million at June 30, 2010. The OREO balance includes $1.5 million which relates to residential acreage in the Winchester, Virginia area, $879 thousand which relates to residential building lots in Woodstock, Virginia, and $837 thousand which relates to residential building lots in Charles Town, West Virginia. The remainder is made up of six additional properties totaling $1.1 million at June 30, 2011.
     The table below reflects the OREO activity in the periods presented:

	Six Months	Twelve Months	Six Months
	Ended June 30,	Ended December 31,	Ended June 30,
	2011	2010	2010
	(dollars in thousands)
Balance, beginning of period	$4,627	$7,875	$7,875

Properties acquired at foreclosure	434	1,973	1,600
Capital improvements on foreclosed properti	—	55	—
Sales of foreclosed properties	(749)	(4,918)	(2,109)
Valuation adjustments	—	(358)	—

Balance, end of period	$4,312	$4,627	$7,366

     Deposits. We seek deposits within our market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of our client base and deposits are directly related to home sales and refinancing activity, including from title and escrow agency customers.
     At June 30, 2011, the deposit portfolio was $412.0 million, an increase of $5.1 million compared to the December 31, 2010 level of $406.9 million. The interest-bearing deposits on average cost the Bank 1.58% for the six months ended June 30, 2011, or 57 basis points less than the six months ended June 30, 2010 average cost of 2.15%. As key interest rates declined over the past year, we repriced deposits at lower levels.
     At June 30, 2011, our non-interest bearing demand deposits were $130.8 million compared to $124.6 million at December 31, 2010, a $6.2 million increase. Average non-interest bearing demand deposits were $89.5 million for the six months ended June 30, 2011 compared to average demand deposits of $91.6 million for the six months ended June 30, 2010, a decrease of $2.1 million. The disparity between the June 30, 2011 balance of non-interest bearing deposits of $130.8 million and the average balance for the first six months of 2011 of non-interest bearing deposits of $89.5 million is directly related to seasonal and cyclical changes in the business activities of our title and escrow agency client base. Frequently, our title and escrow agency clients experience strong deposit growth around the end of a month or quarter.
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
     As of June 30, 2011, we had $122.5 million of wholesale brokered certificates of deposit which is $22.5 million higher than the December 31, 2010 level of $100.0 million. This increase is due to management utilizing these instruments to lengthen the duration of the liabilities on the balance sheet in advance of some expected maturities in 2011.
     The following table shows the maturity distribution and coupon rate of wholesale brokered certificate of deposits at June 30, 2011:

Maturity Distribution of Brokered Deposits by Year
Maturity		Average Coupon
Year	Amount	Rate
	(dollars in thousands)
2011	$12,500	2.00%
2012	40,000	1.55%
2013	37,562	1.53%
2014	22,423	1.58%
2015	10,000	1.90%

	$122,485	1.62%

     Purchased Funds and Other Borrowings. Purchased funds and other borrowings include repurchase agreements (repos), which we offer to commercial customers and affluent individuals, federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up of the following four categories: customer repos, outstanding federal funds purchased, the Trust Preferred Capital Notes and FHLB advances. Customer repos amounted to $33.9 million at June 30, 2011, compared to $43.1 million at December 31, 2010 and $33.1 million at June 30, 2010. FHLB advances amounted to $41.3 million at June 30, 2011, compared to $41.2 million at December 31, 2010 and $51.2 million at June 30, 2010. Other borrowings were $0, $549 thousand and $6 thousand at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The Trust Preferred Capital Notes were $10.3 million for all periods presented.

	Six Months	Twelve Months	Six Months
	Ended June 30,	Ended December 31,	Ended June 30,
	2011	2010	2010
	(dollars in thousands)
At Period End
FHLB long-term advances, at fair value	$26,281	$26,208	$26,223
FHLB long-term advances	15,000	15,000	25,000
Customer repos	33,882	43,148	33,119
Purchased funds and other borrowings	—	5	6
Trust Preferred Capital Notes	10,310	10,310	10,310

Total at period end	$85,473	$94,671	$94,658

Average Balances
FHLB long-term advances, at fair value	$26,132	$26,196	$25,900
FHLB long-term advances	15,000	28,105	34,945
Customer repos	32,440	35,759	31,983
Purchased funds and other borrowings	—	9,133	18,065
Trust Preferred Capital Notes	10,310	10,310	10,310

Total average balance	$83,882	$109,503	$121,203

Average rate paid on all borrowed funds, end of period	1.82%	1.77%	1.61%

Average rate paid on all borrowed funds, during the period	1.62%	1.69%	2.98%

Maximum outstanding during period	$118,741	$126,156	$119,137

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
     At June 30, 2011, December 31, 2010 and June 30, 2010, the FHLB long-term advance accounted for on a fair value basis had a value of $26.3 million, $26.2 million and $26.2 million respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% for all periods presented. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at June 30, 2011, December 31 2010, and June 30, 2010.

     At June 30, 2011, there was one FHLB advance accounted for on a cost basis. Bankshares entered into this floating rate advance in the first quarter of 2010 for $15.0 million. The advance matures in 2012 and the interest rate at June 30, 2011 was 0.159%. The weighted average interest rate for both FHLB advances at June 30, 2011 is 2.550%.
     Trading Liabilities Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, portions of the investment and debt markets have experienced a period of significant distress and dysfunction, and market values for certain financial instruments may not be readily available. Although certain portions of the investment and debt markets have improved, the fair value of an instrument may not be the same as a liquidation value. In evaluating the fair value of funding instruments, we determined that the typical valuation techniques did not take into account the distressed investment and debt markets. As such, we considered other factors such as typical spreads for the instruments, option adjusted spreads, swap curves, discounted cashflow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of June 30, 2011 and December 31, 2010, the fair value of the long-term FHLB advance accounted for on a fair value basis was $26.3 million and $26.2 million respectively.
     The following table reflects the fair value of liabilities accounted for under ASC 820-10 as of the dates indicated:

	June 30, 2011			December 31, 2010			June 30, 2010
	Par	Fair		Par	Fair		Par	Fair
	Value	Value	Yield	Value	Value	Yield	Value	Value	Yield
(dollars in thousands)
FHLB long-term advance	$25,000	$26,281	3.99%	$25,000	$26,208	3.99%	$25,000	$26,223	3.99%

     Liquidity. Bankshares specifically focuses on liquidity management to meet the demand for funds from our depositors and lending clients as well as expenses that we incur in the operation of our business. We have a formal liquidity management policy and a contingency funding policy used to assist management in executing the liquidity strategies necessary for the Bank. Similar to other banking organizations, the Bank monitors the need for funds to support depositor activities and funding of loans. Our client base includes a significant number of title and escrow businesses which have more deposit inflows and outflows than a traditional commercial business relationship. The Bank maintains additional liquidity sources to support the needs of this client base. As noted in the risk factors section of Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010 and the forward- looking statement section of this Quarterly Report on Form 10-Q, loss of relationship officers or clients could have a material impact on our liquidity position through a reduction in average deposits.
     Our funding department and Interim Chief Financial Officer and Controller monitor our overall liquidity position daily. We can and will draw upon federal funds lines with correspondent banks, draw upon reverse repurchase agreement lines with correspondent banks and use FHLB advances as needed. Our deposit customers frequently have lower deposit balances in the middle of the month, and balances generally rise toward the end of each month. As such, we use wholesale funding techniques to support our balance sheet and asset portfolios, although our longer term plan is to increase deposits from our local retail and commercial deposits and maintain available wholesale funding sources as additional liquidity.
     As of June 30, 2011, Bankshares had $62.4 million in cash to support the business activities and deposit flows of our clients. The Bank maintains credit lines at the FHLB and other correspondent banks. At June 30, 2011, the Bank had a total credit line of $105.4 million with the FHLB with an unused portion of $65.4 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. At June 30, 2011, the Bank had $30.0 million in secured borrowing capacity and $4.0 million in unsecured borrowing capacity (both reverse repurchase agreements and federal funds purchased) from correspondent banks. As of June 30, 2011, the Bank did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. The Bank is also eligible to borrow from the Federal Reserve Discount Window subject to the collateral requirements and other terms and conditions that may exist. In addition to the borrowing capacity described above, Bankshares and the Bank may sell investment securities, loans and other assets to generate additional liquidity. We anticipate maintaining sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.
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
     Total stockholders’ equity was $35.8 million as of June 30, 2011 compared to the December 31, 2010 level of $33.7 million. The change in equity is primarily attributable to our net income for 2011 of $759 thousand and unrealized gains on securities of $1.3 million. Book value per common share was $7.00 as of June 30, 2011, compared to $6.60 as of December 31, 2010. The net unrealized gain on available-for-sale securities amounted to $1.0 million, net of tax as of June 30, 2011, compared to a net unrealized loss on available-for-sale securities of $288 thousand, net of tax as of December 31, 2010.

     The following table reflects the components of stockholders equity on a book value per share basis.

	Six Months	Twelve Months	Six Months
	Ended June 30,	Ended December 31,	Ended June 30,
	2011	2010	2010
	(dollars in thousands)
Book Value Per Share, beginning of the period	$6.60	$6.49	$6.49

Net income per common share	0.15	0.14	0.06
Effects of changes in Other Comprehensive Income (Loss)[1]	0.25	(0.03)	0.43

Book Value Per Share, end of the period	$7.00	$6.60	$6.98

[1]	Other Comprehensive Income represents the unrealized gains or losses associated with available-for-sale secutities and related reclassification adjustments.
     Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. It is our current policy to retain earnings to support our banking operations and our business risk profile. In addition, the terms of the Merger Agreement restrict Bankshares from declaring, setting aside or paying any dividends or other distributions on any class of its capital stock without the consent of Eagle while the Merger is pending.
     On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through June 30, 2011, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of June 30, 2011 the total amount of deferred and compounded interest owed under the indenture is $759 thousand. The base interest rate as of June 30, 2011 was 3.40% and as of December 31, 2010 was 3.45%.
     All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At June 30, 2011 and December 31, 2010, the entire amount was considered Tier 1 capital. Management does not expect the restrictions on Tier 1 capital treatment of trust preferred securities that were enacted by the Dodd-Frank Act to impact the Tier 1 capital status of the Trust Preferred Capital Notes, as the Dodd-Frank Act’s restrictions generally do not apply to trust preferred securities issued prior to enactment by institutions with fewer than $15 billion in assets.
     Bankshares is considered “well capitalized” as of June 30, 2011, December 31, 2010 and June 30, 2010. The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis
	June 30,	December 31,	June 30,
	2011	2010	2010
	(dollars in thousands)
Tier 1 Capital:
Common stock	$20,436	$20,427	$20,427
Capital surplus	25,854	25,857	25,822
Retained (deficit)	(11,552)	(12,311)	(12,712)
Less: disallowed assets	(4,504)	(2,990)	(4,303)
Add: Qualifying Trust Preferred Securities	10,000	10,000	10,000

Total Tier 1 capital	40,234	40,983	39,234

Tier 2 Capital:
Qualifying allowance for loan losses	4,152	4,400	4,634

Total Tier 2 capital	4,152	4,400	4,634

Total Risk Based Capital	$44,386	$45,383	$43,868

Risk weighted assets	$331,934	$352,277	$371,164

Quarterly average assets	$485,310	$547,008	$558,742

	June 30,	December 31,	June 30,	Regulatory
	2011	2010	2010	Minimum

Capital Ratios:
Tier 1 risk based capital ratio	12.1%	11.6%	10.6%	4.0%
Total risk based capital ratio	13.4%	12.9%	11.8%	8.0%
Leverage ratio	8.3%	7.5%	7.0%	4.0%
     The regulatory risk based capital guidelines establish minimum capital levels for the Bank to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0%, tier 1 risk based capital ratio of 6.0% and total risk based capital ratio of 10.0%. As of June 30, 2011, the Company had capital ratios of 8.3%, 12.1% and 13.4%, respectively, all in excess of the regulatory minimums to be “well capitalized.” The Bank and Bankshares continuously monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization.

     The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three	Six	Twelve
	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	December 31,
	2011	2011	2010
	(dollars in thousands)
Average total assets	$489,814	$501,238	$558,945

Average stockholders’ equity	$34,581	$34,102	$37,395

Net income	$394	$759	$705

Cash dividends declared	$—	$—	$—

Return on average assets (annualized)	0.32%	0.31%	0.13%

Return on average stockholders’ equity (annualized)	4.57%	4.49%	1.89%

Average stockholders’ equity to average total assets	7.06%	6.80%	6.69%

     Concentrations. Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of June 30, 2011, commercial real estate loans were 44.5% and residential real estate loans were 33.5% of the total gross loan portfolio. In addition, a substantial portion of our noninterest bearing deposits is generated by our title and escrow company clients. As of June 30, 2011, the noninterest bearing deposits were 31.8% of total deposits. The impact of the title and escrow company concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.
Off-Balance Sheet Activities
     As of June 30, 2011, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010.
     Recent Accounting Pronouncements — In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
     In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning on or after December 15, 2010. Bankshares has included the required disclosures in its consolidated financial statements.
     In December 2010, the FASB issued ASU 2010-28, “Intangible — Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
     In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.
     The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.

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
     In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Bankshares has adopted ASU 2011-02 and will include the required disclosures in its consolidated financial statements.
     In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Bankshares is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.
     In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. Bankshares is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

     In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. Bankshares is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.
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
     Net Interest Income (NII) Sensitivity (Short-term Interest Rate Risk). Bankshares’ ALM process evaluates the effect of upward and downward changes in market interest rates on future net interest income. This analysis involves shocking the interest rates used in determining net interest income over the next twelve months. The resulting percentage change in net interest income in various rate scenarios is an indication of Bankshares’ shorter-term interest rate risk. This analysis is accomplished by assuming a static balance sheet over a period of time with maturing and repayment dollars being rolled back into like instruments for new terms at current market rates. Additional assumptions are applied to modify volumes and pricing under various rate scenarios. These assumptions include prepayments, the sensitivity of non-maturity deposit rates, and other factors deemed significant by Bankshares.
     The ALM model results for June 30, 2011 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 4.8%.

Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 2.2%.
     Economic Value of Equity (Long-term Interest Rate Risk). The economic value of equity process models the cashflows of financial instruments to maturity. The model incorporates growth and pricing assumptions to develop a baseline Economic Value of Equity (EVE). The interest rates used in the model are then shocked for an immediate increase or decrease in interest rates. The results of the shocked model are compared to the baseline results to determine the percentage change in EVE under the various scenarios. The resulting percentage change in EVE is an indication of the longer term repricing risk and options embedded in the balance sheet.
     The table below shows as of June 30, 2011, ALM model results under various interest rate shocks:

	June 30, 2011
Interest Rate Shocks	NII	EVE
-200 bp	-7.2%	1.5%
-100 bp	-2.2%	0.9%
+100 bp	4.8%	-2.2%
+200 bp	9.8%	-2.9%
All results above are within Bankshares current interest rate risk policy guidelines.
     Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative negative gap position within one year was $45.1 million, or 8.4% of total assets, at June 30, 2011. While this measurement technique is common in the financial services industry, it has limitations and is not our sole tool for measuring interest rate sensitivity. We do not believe this model accurately reflects Bankshares’ true short-term and long-term interest rate exposure. As an example, $90.0 million of the investment and trading securities at June 30, 2011 are classified as greater than five years due to the contractual maturity of the instruments. Investment and trading securities are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $90.0 million of investment and trading securities as the “within three month” category, which further suggests a more balanced short-term interest rate position for Bankshares.

     The following table reflects our June 30, 2011 “static” interest rate gap position:

	June 30, 2011
	Maturing or Repricing
	Within	4 - 12	1 -5	Over
	3 Months	Months	Years	5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$—	$—	$19,553	$89,252	$108,805
Trading securities	—	—	—	658	658
Loans*	49,659	48,396	134,651	78,262	310,968
Interest-bearing deposits	60,835	—	—	—	60,835
Federal funds sold	20,359	—	—	—	20,359

Total interest earning assets	130,853	48,396	154,204	168,172	501,625

Interest-bearing liabilities:
Interest-bearing demand deposits	54,675	—	—	—	54,675
Money market deposit accounts	23,933	—	—	—	23,933
Savings accounts	2,958	—	—	—	2,958
Time deposits	26,872	56,756	116,000	—	199,628

Total interest-bearing deposits	108,438	56,756	116,000	—	281,194

FHLB long term advances, at fair value	—	—	—	26,281	26,281
FHLB long term advances	15,000	—	—	—	15,000
Customer repurchase agreements	33,882	—	—	—	33,882
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	167,630	56,756	116,000	26,281	366,667

Period Gap	$(36,777)	$(8,360)	$38,204	$141,891	$134,958

Cumulative Gap	$(36,777)	$(45,137)	$(6,933)	$134,958	$134,958

Cumulative Gap / Total Assets	-6.8%	-8.4%	-1.3%	25.1%	25.1%

*	Excludes nonaccrual assets of $10.5 million.
     Interest Rate Risk Management Summary. As part of our interest rate risk management, we typically use the trading and investment portfolios and our wholesale funding instruments to balance our interest rate exposure. There is no guarantee that the risk management techniques and balance sheet management strategies we employ will be effective in periods of rapid rate movements or extremely volatile periods. We believe our strategies are prudent and within our policy guidelines in the base case of our modeling efforts as of June 30, 2011.
Item 4. Controls and Procedures
     We have disclosure controls and procedures to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2011.
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in our periodic reports.
     The resignation of the Company’s Chief Financial Officer during the Company’s most recent fiscal quarter has not materially affected, nor is reasonably likely to materially affect, the Company’s internal control over financial reporting due to the necessary reassignment of the duties of that office to the Interim Chief Financial Officer. The resulting changes in the Company’s internal control structure will not affect the Company’s ability to record, process, summarize, and report financial information.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising in the normal course of our business. In the opinion of management final disposition of any pending or threatened legal matters will not have a material adverse effect on our financial condition or results of operations.
Item 1A. Risk Factors
Termination of the Merger Agreement could negatively impact Bankshares.
     If the Merger Agreement is terminated and the parties fail to consummate the Merger, there may be various negative consequences to Bankshares and the Bank. For example, Bankshares businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated and Bankshares’ board of directors seeks another merger or business combination, shareholders of Bankshares cannot be certain that Bankshares will be able to find a party willing to pay the equivalent or greater consideration than that which Eagle has agreed to pay with respect to the Merger. In addition, under certain circumstances, the termination of the Merger Agreement may require Bankshares to pay to Eagle a termination fee in the amount of $1.35 million.
Bankshares will be subject to business uncertainties and contractual restrictions while the Merger is pending.
     Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Bankshares. These uncertainties may impair Bankshares’ ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with Bankshares to seek to change existing business relationships with the Bank. Retention of certain employees by Bankshares may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Bank. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Bankshares and the Bank, Bankshare’s business following the Merger could be harmed. In addition, subject to certain exceptions, Bankshares has agreed to operate its business in the ordinary course prior to closing.
Combining the two companies may be more difficult, costly or time-consuming than expected.
     Eagle and Bankshares have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger will depend, in part, on our ability to successfully combine the businesses of Eagle and Bankshares. To realize these anticipated benefits, after the completion of the Merger Eagle expects to integrate

Bankshares’ business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. The loss of key employees could adversely affect Eagle’s ability to successfully conduct its business in the markets in which Bankshares now operates, which could have an adverse effect on Eagle’s financial results and the value of its common stock. If Eagle experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Bank to lose customers or cause customers to remove their accounts from the Bank and move their business to competing financial institutions. Integration efforts between Eagle and Bankshares will also divert management attention and resources. These integration matters could have an adverse effect on each of Bankshares and Eagle during this transition period and for an undetermined period after consummation of the Merger.
Our ability to complete the Merger with Eagle is subject to the receipt of consents and approvals from regulatory agencies which may impose conditions that could adversely affect us or cause the Merger to be abandoned.
     Before the Merger may be completed, we must obtain various approvals or consents from the Federal Reserve Board and various bank regulatory and other authorities. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although Eagle and Bankshares do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of Eagle following the Merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

2.2	Agreement of Merger between Eagle Bancorp, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of July 27, 2011 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 29, 2011)

2.4	Stock Purchase Agreement between Alliance Bank Corporation, as the seller, and Thomas P. Danaher and Oswald H. Skewes, as the purchasers, dated as of December 29, 2010 (incorporated by reference to Exhibit 2.4 to Form 10-K filed May 28, 2010).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).

10.15	Consulting Agreement between Alliance Bankshares Corporation, Alliance Bank Corporation and Paul M. Harbolick, Jr., dated as of May 16, 2011 (incorporated by reference to Exhibit 10.15 to Form 10-Q filed May 16, 2011).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of Interim CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and Interim CFO pursuant to 18 U.S.C. Section 1350.

101	The following materials from Alliance Bankshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ALLIANCE BANKSHARES CORPORATION
(Registrant)

August 12, 2011	/s/ William E. Doyle, Jr.
Date	William E. Doyle, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

August 12, 2011	/s/ Jean S. Houpert
Date	Jean S. Houpert
Senior Vice President &
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)