Form 10-Q
period 2011-09-30
ALLIANCE BANKSHARES CORP
filed 2011-11-14
CIK 1181001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2011 the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 5,108,969.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance Bankshares Corporation

Consolidated Balance Sheets

September 30, 2011, December 31, 2010 and September 30, 2010

(Dollars in thousands except per share amounts)

	September 30, 2011	December 31, 2010	September 30, 2010
	(unaudited)	(audited)	(unaudited)
ASSETS

Cash and due from banks	$67,497	$24,078	$102,526
Federal funds sold	23,644	17,870	14,595
Trading securities, at fair value	559	2,075	2,250
Investment securities available-for-sale, at fair value	105,210	135,852	125,685
Restricted stock, at cost	5,224	6,355	6,548
Loans, net of allowance for loan losses of $5,178, $5,281 and $5,224	313,815	327,029	331,863
Premises and equipment, net	1,547	1,584	1,652
Other real estate owned	4,102	4,627	4,748
Accrued interest and other assets	14,544	19,041	17,604

TOTAL ASSETS	$536,142	$538,511	$607,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$125,872	$124,639	$138,831
Savings and NOW deposits	58,281	56,569	75,451
Money market deposits	23,660	25,524	24,931
Time deposits	194,518	200,211	227,030

Total deposits	402,331	406,943	466,243

Repurchase agreements, federal funds purchased and other borrowings	42,496	43,153	39,853
Federal Home Loan Bank advances ($29,081, $26,208 and $26,765 at fair value)	44,081	41,208	51,765
Trust Preferred Capital Notes	10,310	10,310	10,310
Other liabilities	2,460	3,212	2,256
Commitments and contingent liabilities	—	—	—

Total liabilities	501,678	504,826	570,427

STOCKHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,108,969 shares issued and outstanding at September 30, 2011 and 5,106,819 shares at December 31, 2010 and September 30, 2010, respectively	20,436	20,427	20,427
Capital surplus	25,864	25,857	25,857
Retained (deficit)	(12,055)	(12,311)	(12,469)
Accumulated other comprehensive income (loss), net	219	(288)	3,229

Total stockholders’ equity	34,464	33,685	37,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$536,142	$538,511	$607,471

See Notes to Consolidated Financial Statements.

Alliance Bankshares Corporation

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended September 30, 2011 and 2010

(Dollars in thousands, except for per share data)

	2011	2010
INTEREST INCOME:
Loans	$4,574	$5,046
Investment securities	802	1,387
Trading securities	12	40
Federal funds sold	10	18

Total interest income	5,398	6,491

INTEREST EXPENSE:
Savings and NOW deposits	26	46
Time deposits	877	1,290
Money market deposits	45	65
Repurchase agreements, federal funds purchased and other borrowings	54	82
FHLB advances	261	282
Trust preferred capital notes	93	101

Total interest expense	1,356	1,866

Net interest income	4,042	4,625
Provision for loan losses	130	378

Net interest income after provision for loan losses	3,912	4,247

OTHER INCOME (LOSS):
Deposit account service charges	39	49
Net gain on sale of available-for-sale securities	2,120	656
Fair value adjustments	(2,844)	(412)
Other operating income	34	58

Total other income (loss)	(651)	351

OTHER EXPENSES:
Salaries and employee benefits	1,197	1,800
Occupancy expense	578	702
Equipment expense	163	186
Other real estate owned expense	26	55
FDIC assessments	220	366
Merger related expenses	619	—
Operating expenses	1,264	1,227

Total other expenses	4,067	4,336

Income (loss) before income taxes	(806)	262
Income tax expense (benefit)	(303)	20

NET INCOME (LOSS)	$(503)	$242

Net income (loss) per common share, basic	$(0.10)	$0.05

Net income (loss) per common share, diluted	$(0.10)	$0.05

Weighted average number of shares, basic	5,108,969	5,106,819

Weighted average number of shares, diluted	5,108,969	5,108,150

See Notes to Consolidated Financial Statements.

Alliance Bankshares Corporation

Consolidated Statements of Operations

(Unaudited)

For the Nine Months Ended September 30, 2011 and 2010

(Dollars in thousands, except for per share data)

	2011	2010
INTEREST INCOME:
Loans	$13,674	$15,414
Investment securities	3,290	4,766
Trading securities	57	177
Federal funds sold	32	40

Total interest income	17,053	20,397

INTEREST EXPENSE:
Savings and NOW deposits	88	173
Time deposits	2,845	4,424
Money market deposits	139	216
Repurchase agreements, federal funds purchased and other borrowings	194	288
FHLB advances	776	866
Trust preferred capital notes	278	275

Total interest expense	4,320	6,242

Net interest income	12,733	14,155
Provision for loan losses	1,205	1,328

Net interest income after provision for loan losses	11,528	12,827

OTHER INCOME:
Deposit account service charges	115	172
Net gain on sale of available-for-sale securities	3,034	1,715
Fair value adjustments	(2,950)	(1,028)
Other operating income	153	166

Total other income	352	1,025

OTHER EXPENSES:
Salaries and employee benefits	3,993	5,350
Occupancy expense	1,703	1,975
Equipment expense	486	565
Other real estate owned expense	77	449
FDIC assessments	860	1,031
Merger related expenses	619	—
Operating expenses	3,816	3,924

Total other expenses	11,554	13,294

Income before income taxes	326	558
Income tax expense	70	11

NET INCOME	$256	$547

Net income per common share, basic	$0.05	$0.11

Net income per common share, diluted	$0.05	$0.11

Weighted average number of shares, basic	5,108,616	5,106,819

Weighted average number of shares, diluted	5,129,311	5,107,800

See Notes to Consolidated Financial Statements.

Alliance Bankshares Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2011 and 2010

(Dollars in thousands)

	Common Stock	Capital Surplus	Retained (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total Stock- holders’ Equity
BALANCE, DECEMBER 31, 2009	$20,427	$25,835	$(13,016)	$(112)		$33,134

COMPREHENSIVE INCOME:

Net income	—	—	547	—	$547	547
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $2,304	—	—	—	—	4,473	—
Reclassification adjustment, net of income taxes of $(583)	—	—	—	—	(1,132)	—

Other comprehensive income, net of tax	—	—	—	3,341	3,341	3,341

Total comprehensive income	—	—	—	—	$3,888	—

Stock-based compensation expense	—	22	—	—		22

BALANCE, September 30, 2010	$20,427	$25,857	$(12,469)	$3,229		$37,044

BALANCE, DECEMBER 31, 2010	$20,427	$25,857	$(12,311)	$(288)		$33,685

COMPREHENSIVE INCOME:

Net income	—	—	256	—	$256	256
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $1,292	—	—	—	—	2,509	—
Reclassification adjustment, net of income taxes of ($1,032)	—	—	—	—	(2,002)	—

Other comprehensive income, net of tax	—	—	—	507	507	507

Total comprehensive income	—	—	—	—	$763	—

Exercise of stock options	9	(3)	—	—		6
Stock-based compensation expense	—	10				10

BALANCE, September 30, 2011	$20,436	$25,864	$(12,055)	$219		$34,464

See Notes to Consolidated Financial Statements.

Alliance Bankshares Corporation

Consolidated Statements of Cash Flows

(Unaudited)

For the Nine Months Ended September 30, 2011 and 2010

(Dollars in thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$256	$547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	976	751
Disposal of fixed assets	15	—
Provision for loan losses	1,205	1,328
Losses and valuation adjustments on other real estate owned	13	308
Proceeds from sale of loans held for sale	—	1,983
Stock-based compensation expense	10	22
Net (gain) on sale of securities available-for-sale	(3,034)	(1,715)
Trading activity and fair value adjustments	2,950	1,028
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	3,712	2,903
Other liabilities	(752)	(676)

Net cash provided by operating activities	5,351	6,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(5,774)	(11,625)
Purchase of securities available-for-sale	(79,724)	(64,830)
Proceeds from sale/calls of securities available-for-sale	104,642	77,663
Paydowns on securities available-for-sale	9,014	13,054
Net change in trading securities	1,963	5,190
Net change in restricted stock	1,131	(230)
Net change in loan portfolio	11,575	18,857
Proceeds from sale of other real estate owned	946	4,586
Capital improvements on other real estate owned	—	(54)
Purchase of premises and equipment	(442)	(133)

Net cash provided by investing activities	43,331	42,478

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash realized from (expended on):
Non-interest bearing deposits	1,233	45,985
Savings and NOW deposits	1,712	21,834
Money market deposits	(1,864)	2,469
Time deposits	(5,693)	(35,953)
Repurchase agreements, federal funds purchased and other borrowings	(657)	(7,437)
FHLB long term advances issued	—	15,000
FHLB long term advances repaid	—	(15,000)
Proceeds from exercise of stock options	6	—

Net cash provided by (used in) financing activities	(5,263)	26,898

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,419	75,855

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	24,078	26,671

CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,497	$102,526

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	General

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

The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of September 30, 2011, December 31, 2010 and September 30, 2010, the results of operations for the three and nine month periods ended September 30, 2011 and 2010, and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2011 and 2010. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the SEC).

Operating results for the three and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of full year financial results.

Accounting Standards Codification (ASC) 820-10-20, “Fair Value Accounting”, states that valuation techniques consistent with the market approach, income approach and/or cost approach should be used to measure fair value. Unobservable inputs should reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or the liability. As of September 30, 2011, Bankshares utilized a more advanced model to estimate the fair value of the FHLB advance accounted for under fair value accounting. As of September 30, 2011, there was a negative $2.8 million adjustment to the fair value of the FHLB advance, driven by the decrease in interest rates during the period, and the change in accounting estimate.

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

As of September 30, 2011, there was $91 thousand of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period which is estimated to be five years or less.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. There were no grants of stock options for the first nine months of 2011.

Stock option activity for the nine months ended September 30, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value[1] (in thousands)
Outstanding at January 1, 2011	500,210	$10.26
Granted	—	—
Exercised	(2,150)	2.45
Forfeited	(228,864)	12.19
Expired	(10,350)	4.25

Outstanding at September 30, 2011	258,846	$8.86	5.0	$—

Exercisable at September 30, 2011	193,996	$10.78	3.9	$—

[1]	Intrinsic value is the difference between the underlying stock’s price and the strike price. If the difference is negative, the intrinsic value is given as zero.

2.	Fair Value Measurements

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

The following describes the valuation techniques used by Bankshares to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Trading and Available-for-Sale Securities – Trading and available-for-sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2). Financial assets and liabilities that are traded infrequently have values based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own view about the assumptions that market participants would use in pricing the asset or liability (Level 3). As a result, some of Bankshares’ securities are hand priced using customary spreads over similar maturity treasury instruments.

FHLB Advances – Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. As of September 30, 2011, Bankshares had one wholesale liability as a fair value instrument: a long-term Federal Home Loan Bank (FHLB) advance.

Wholesale instruments are designated as either Level 2 or Level 3 under the ASC 820-10 fair value hierarchy. Level 2 liabilities are based on quoted market prices using independent valuation techniques for similar instruments with like characteristics. This information is deemed to be observable market data. Level 3 liabilities are financial instruments that are difficult to value due to dysfunctional, distressed markets or lack of actual trading volume. Management gathers certain data to value the instrument including swap curves, conversion swaptions and discounted cash flows. These data points are modeled to reflect the estimate of the fair value of the liability.

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements at September 30, 2011
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Changes in Fair Value Included in YTD Results
	(dollars in thousands)
Assets:
Trading securities - PCMOs	$559	$—	$—	$559	$(77)
Available-for-sale securities:
U.S. Treasury Notes	54,282	—	54,282	—	—
U.S. government corporations and agencies	16,074	—	16,074	—	—
U.S. government CMOs	20,376	—	20,376	—	—
U.S. government agency MBS	5,217	—	5,217	—	—
PCMOs	4,467	—	—	4,467	—
Municipal securities	4,794	—	4,794	—	—
Liabilities:
FHLB advance	29,081	—	—	29,081	(2,873)

					$(2,950)

	Fair Value Measurements at December 31, 2010
Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Changes in Fair Value Included in 2010 Results
	(dollars in thousands)
Assets:
Trading securities - PCMOs	$2,075	$—	$—	$2,075	$(87)
Available-for-sale securities:
U.S. government corporations and agencies	51,763	—	25,773	25,990	—
U.S. government CMOs	22,576	—	22,576	—	—
U.S. government agency MBS	14,805	—	14,805	—	—
PCMOs	17,621	—	—	17,621	—
Municipal securities	29,087	—	29,087	—	—
Liabilities:
Brokered certificate of deposit	—	—	—	—	23
FHLB advance	26,208	—	—	26,208	(447)

					$(511)

The following table presents the activity in Level 3 fair value measurements for the three months ended September 30, 2011:

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3)

(dollars in thousands)
	Trading Securities	FHLB Advance	Available for Sale Securities
Beginning balance, June 30, 2011	$658	$26,281	$8,884
Transfers into (out of) Level 3	—	—	—
Sales, maturities or calls	(55)	—	(4,194)
Realized gains (losses) on assets	(44)	—	90
Unrealized (gains) losses on liabilities	—	2,800	—
Unrealized gains (losses) on assets	—	—	(313)

Ending balance, September 30, 2011	$559	$29,081	$4,467

The following table presents the activity in Level 3 fair value measurements for the nine months ended September 30, 2011:

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3)

(dollars in thousands)
	Trading Securities	FHLB Advances	Available for Sale Securities
Beginning balance, January 1, 2011	$2,075	$26,208	$43,611

Transfers into (out of) Level 3	—	—	(25,990)
Sales, maturities or calls	(1,439)	—	(12,779)
Realized gains (losses) on assets	(77)	—	170
Unrealized (gains) losses on liabilities	—	2,873
Unrealized gains (losses) on assets	—	—	(545)

Ending balance, September 30, 2011	$559	$29,081	$4,467

For the assets and liabilities selected for fair value accounting where available, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. Although there are positive signs in the economy, the market is continuing to act in an unusual manner; therefore, management is continuing to monitor certain instruments using additional inputs as well as implementing its strategy to reduce the fair value portfolio. Changes in fair values associated with fluctuations in market values reported above are reported as trading activity and fair value adjustments on the Consolidated Statements of Operations.

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

The following tables summarize Bankshares’ assets that were measured at fair value on a nonrecurring basis during the period.

	Carrying Value at September 30, 2011
Description	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(dollars in thousands)
Assets:

Impaired loans, net of valuation allowance	$7,861	$—	$7,861	$—

OREO	$4,102	$—	$4,102	$—

	Carrying Value at December 31, 2010
Description	Carrying Value	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(dollars in thousands)
Assets:

Impaired loans, net of valuation allowance	$3,124	$—	$3,124	$—

OREO	$4,627	$—	$4,627	$—

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
Financial assets:
Cash and due from banks	$67,497	$67,497	$24,078	$24,078
Federal funds sold	23,644	23,644	17,870	17,870
Trading securities	559	559	2,075	2,075
Available-for-sale securities	105,210	105,210	135,852	135,852
Loans, net	313,815	309,693	327,029	324,164
Accrued interest receivable	1,677	1,677	2,758	2,758

Financial liabilities:
Non-interest bearing deposits	$125,872	$125,872	$124,639	$124,639
Interest bearing deposits	276,459	277,827	282,304	264,176
Short-term borrowings	42,496	42,496	43,153	43,148
FHLB advances	15,000	15,000	15,000	15,000
FHLB advance, at fair value	29,081	29,081	26,208	26,208
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	1,053	1,053	976	976

3.	Trading Securities

The following table reflects trading securities accounted for on a fair value basis and the effective yield of the instruments as of the dates indicated:

	September 30, 2011		December 31, 2010		September 30, 2010
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(dollars in thousands)
Trading securities:
PCMOs	$559	5.43%	$2,075	5.32%	$2,250	5.33%

Total trading securities	$559	5.43%	$2,075	5.32%	$2,250	5.33%

4.	Investment Securities

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at September 30, 2011 are summarized as follows:

	September 30, 2011
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-sale securities:
U.S. treasury notes	$54,271	$11	$—	$54,282
U.S. government corporations and agencies	15,971	140	(37)	16,074
U.S. government agency CMOs	20,176	245	(45)	20,376
U.S. government agency MBS	5,157	60	—	5,217
PCMOs	4,570	1	(104)	4,467
Municipal securities	4,733	192	(131)	4,794

Total available-for-sale securities	$104,878	$649	$(317)	$105,210

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2010 are summarized as follows:

	December 31, 2010
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$51,684	$657	$(578)	$51,763
U.S. government agency CMOs	22,185	596	(205)	22,576
U.S. government agency MBS	14,587	218	—	14,805
PCMOs	17,180	468	(27)	17,621
Municipal securities	30,653	201	(1,767)	29,087

Total available-for-sale securities	$136,289	$2,140	$(2,577)	$135,852

There were no held-to-maturity investments at September 30, 2011 or December 31, 2010.

The following tables present the aggregate amount of unrealized loss in investment securities as of September 30, 2011 and December 31, 2010. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	September 30, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. government corporations and agencies	$3,270	$(37)	$—	$—	3,270	$(37)
U.S. government agency CMOs	7,142	(45)	—	—	7,142	(45)
PCMOs	3,329	(104)	—	—	3,329	(104)
Municipal securities	—	—	524	(131)	524	(131)

Total temporarily impaired investment securities	$13,741	$(186)	$524	$(131)	$14,265	$(317)

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
U.S. government corporations and agencies	$25,195	$(578)	$—	$—	$25,195	$(578)
U.S. government agency CMOs	7,252	(205)	—	—	7,252	(205)
PCMOs	4,103	(27)	—	—	4,103	(27)
Municipal securities	19,862	(1,112)	1,966	(655)	21,828	(1,767)

Total temporarily impaired investment securities	$56,412	$(1,922)	$1,966	$(655)	$58,378	$(2,577)

Bankshares’ investment security portfolio is primarily comprised of U.S. Treasury Notes and fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments, an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if Bankshares does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the write-down would be included in earnings as a realized loss. As of September 30, 2011 and December 31, 2010, management does not consider any of the unrealized losses to be other-than-temporarily impaired and no impairment charges have been recorded.

There are a total of 11 investment securities totaling $14 million that have an unrealized loss and are considered temporarily impaired as of September 30, 2011. Management believes the unrealized losses noted in the table above are a result of current market conditions and interest rates, and do not reflect on the ability of the issuers to repay the obligations. Approximately $3.3 million or 22.9% of the investment securities with an unrealized loss are backed by U.S. Government Agencies or Corporations and other forms of underlying collateral. The PCMOs amounting to $3.3 million with an unrealized loss are all rated AAA by at least one national rating service. The municipalities have taxing authority and the ability to support their debt.

Bankshares’ investment in FHLB stock totaled $3.8 million at September 30, 2011. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Bankshares does not consider this investment to be other than temporarily impaired as of September 30, 2011 and no impairment has been recognized. FHLB stock is included in restricted stock on the Consolidated Balance Sheets.

5.	Loans

The following table summarizes the composition of the loan portfolio by dollar amount and percentage as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
	(dollars in thousands)
Real estate:
Residential real estate	$107,367	33.7%	$110,862	33.4%
Commercial real estate	140,149	43.9%	146,222	44.0%
Construction / Land	38,527	12.1%	43,017	12.9%

Total real estate	286,043	89.7%	300,101	90.3%
Commercial and industrial	30,391	9.5%	27,517	8.3%
Consumer	2,559	0.8%	4,692	1.4%

Gross loans	318,993	100.0%	332,310	100.0%

Less: allowance for loan losses	(5,178)		(5,281)

Net loans	$313,815		$327,029

As of September 30, 2011 and December 31, 2010, there were $8 thousand and $894 thousand, respectively, in checking account overdrafts that were reclassified on the Consolidated Balance Sheets as loans.

The following tables represent the credit quality of loans by class:

	As Of September 30, 2011 (dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10

Commercial and industrial	$27,226	$1,112	$612	$1,441	$—	$—	$30,391
Commercial real estate
Owner occupied	64,612	1,590	788	2,660	—	—	69,650
Non-owner occupied	61,709	2,588	3,865	2,337	—	—	70,499
Construction/land
Residential construction	14,068	—	—	4	536	—	14,608
Other construction & land	14,681	1,837	552	6,513	336	—	23,919
Residential real estate
Equity Lines	29,031	561	—	33	122	—	29,747
Single family	58,145	1,563	3,731	8,155	—	—	71,594
Multifamily	6,026	—	—	—	—	—	6,026
Consumer - non real estate	2,372	187	—	—	—	—	2,559

Totals	$277,870	$9,438	$9,548	$21,143	$994	$—	$318,993

	As Of December 31, 2010 (dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10

Commercial and industrial	$24,539	$437	$734	$1,807	$—	$—	$27,517
Commercial real estate
Owner occupied	73,834	634	2,074	3,273	—	—	79,815
Non-owner occupied	59,757	2,732	3,918	—	—	—	66,407
Construction/land
Residential construction	17,483	1,553	—	3,300	872	—	23,208
Other construction & land	7,723	1,633	1,492	8,961	—	—	19,809
Residential real estate
Equity Lines	43,266	958	348	397	—	—	44,969
Single family	45,520	6,627	3,312	5,846	—	—	61,305
Multifamily	4,588	—	—	—	—	—	4,588
Consumer - non real estate	4,501	—	—	191	—	—	4,692

Totals	$281,211	$14,574	$11,878	$23,775	$872	$—	$332,310

[1]

Internal risk ratings of pass (rating numbers 1 to 5) and watch (rating number 6) are deemed to be unclassified assets. Internal risk ratings of special mention (rating number 7), substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.

The following tables set forth aging and non-accrual loans by class:

	Aging and Non-accrual Loans by Class As of September 30, 2011
	(dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	90-days Past Due and Still Accruing	Non- accrual Loans
Commerical & Industrial	$753	$512	$589	$1,854	$28,537	$—	$1,018
Commercial real estate
Owner occupied	—	—	2,660	2,660	66,990		2,660
Non-owner occupied	96	—	408	504	69,995	—	504
Construction/land
Residential construction	—	—	540	540	14,068	—	540
Other construction & land	948	3,906	2,895	7,749	16,170	—	4,016
Residential real estate
Equity Lines	116	—	182	298	29,449	—	182
Single Family	1,148	1,313	720	3,181	68,413	—	1,737
Multifamily	—	—	—	—	6,026	—	—
Consumer-Non real estate	—	—	—	—	2,559	—	—

Total loans	$3,061	$5,731	$7,994	$16,786	$302,207	$—	$10,657

	Aging and Non-accrual Loans By Class As of December 31, 2010
	(dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	90-days Past Due and Still Accruing	Non-accrual Loans
Commerical and industrial	$718	$—	$—	$718	$26,799	$—	$—
Commercial real estate
Owner occupied	1,992	—	291	2,283	77,532	—	291
Non-owner occupied	328	—	—	328	66,079	—	—
Construction/land
Residential construction	2,585	—	1,128	3,713	19,495	256	872
Other construction & land	1,859	1,917	—	3,776	16,033	—	—
Residential real estate
Equity Lines	427	—	—	427	44,541	—	—
Single Family	5,608	—	478	6,086	55,220	—	740
Multifamily	—	—	—	—	4,588	—	—
Consumer -non real estate	—	91	—	91	4,601	—	—

Total loans	$13,517	$2,008	$1,897	$17,422	$314,888	$256	$1,903

6.	Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods presented:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010	Nine Months Ended September 30, 2010
	(dollars in thousands)
Balance, beginning of period	$5,281	$5,619	$5,619
Provision for loan losses	1,205	1,753	1,328
Loans charged off	(1,556)	(2,239)	(1,850)
Recoveries of loans charged off	248	148	127

Net (charge-offs)	(1,308)	(2,091)	(1,723)

Balance, end of period	$5,178	$5,281	$5,224

The following tables represent the allocation of allowance for loan losses by segment as of the dates indicated:

	September 30, 2011
	(dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance:	$463	$1,420	$700	$2,613	$85	$5,281
Charge-offs	(10)	(173)	(404)	(898)	(71)	(1,556)
Recoveries	116	9	—	118	5	248
Provision	(354)	214	1,246	68	31	1,205

Ending Balance:	$215	$1,470	$1,542	$1,901	$50	$5,178

Individually evaluated for impairment	$—	$185	$796	$389	$—	$1,370

Collectively evaluated for impairment	$215	$1,285	$746	$1,512	$50	$3,808

Loans:
Ending Balance:	$30,391	$140,149	$38,527	$107,367	$2,559	$318,993

Individually evaluated for impairment	$1,018	$3,164	$4,556	$1,919	$—	$10,657

Collectively evaluated for impairment	$29,373	$136,985	$33,971	$105,448	$2,559	$308,336

	December 31, 2010
	(dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Ending Balance:	$463	$1,420	$700	$2,613	$85	$5,281

Individually evaluated for impairment	$—	$77	$696	$100	$—	$873

Collectively evaluated for impairment	$463	$1,343	$4	$2,513	$85	$4,408

Loans:
Ending Balance:	$27,517	$146,222	$43,017	$110,862	$4,692	$332,310

Individually evaluated for impairment	$—	$291	$3,272	$740	$—	$4,303

Collectively evaluated for impairment	$27,517	$145,931	$39,745	$110,122	$4,692	$328,007

Impaired loans and non-accrual loans are summarized as follows as of the dates indicated:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Impaired loans without a valuation allowance	$1,426	$306
Impaired loans with a valuation allowance	9,231	3,997

Total impaired loans	$10,657	$4,303

Valuation allowance related to impaired loans	$1,370	$873

Total loans past due 90 days and still accruing	$0	$256

Average investment in impaired loans	$10,977	$4,400

Interest income recognized on impaired loans	$229	$226

Interest income recognized on a cash basis on impaired loans	$229	$226

The following tables represent specific allocation for impaired loans by class:

	Specific Allocation for Impaired Loans By Class As of September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance:
Commercial & Industrial	$1,018	$1,038	$—	$1,035	$35
Commercial Real Estate
Owner occupied	—	—	—	—	—
Non-owner occupied	408	408	—	408	7
Residential Real Estate	—	—	—	—	—
With an allowance recorded:
Commercial Real Estate
Owner occupied	2,756	2,780	185	2,398	44
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential construction	540	546	150	546	—
Other construction & land	4,016	4,203	646	4,608	64
Residential Real Estate
Single family	1,737	1,780	207	1,800	77
Equity lines	182	182	182	182	2

Total:	$10,657	$10,937	$1,370	$10,977	$229

	Specific Allocation for Impaired Loans by Class As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(dollars in thousands)
With no related allowance:
Residential real estate:
Single Family	$306	$322	$—	$320	$9
With an allowance recorded:
Commercial real estate
Owner occupied	291	291	77	293	20
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	3,272	3,428	696	3,353	197
Other construction & land	—	—	—	—	—
Residential real estate
Single family	434	457	100	434	—

Total:	$4,303	$4,498	$873	$4,400	$226

There were no non-accrual loans excluded from impaired loan disclosures as of September 30, 2011 and December 31, 2010. No additional funds are committed to be advanced in connection with impaired loans.

At September 30, 2011, there were $1.1 million in troubled debt restructured loans (TDR’s). Of the $1.1 million in troubled debt restructured at September 30, 2011, loans totaling $501 thousand are in compliance with the terms of the notes and loans totaling $554 thousand are in nonaccrual status. The following table reflects loan modifications classified as TDR’s during the three and nine months ended of September 30, 2011.

Modifications
(dollars in thousands)
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Residential - prime	1	$49	$49	5	$1,187	$1,055

TDR payment defaults during the three and nine months ended September 30, 2011 were as follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled debt restructurings that subsequently defaulted
Residential - prime	2	$428	3	$685
Consumer - other	1	72	1	72

Total	3	$500	4	$757

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either the TDR is placed in nonaccrual status or a charge-off has occurred.

7.	Other Real Estate Owned (OREO)

The table below reflects changes in OREO for the periods indicated:

	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010	Nine Months Ended September 30, 2010
	(dollars in thousands)
Balance, beginning of period	$4,627	$7,875	$7,875

Properties acquired at foreclosure	434	1,973	1,713
Capital improvements on foreclosed properties	—	55	54
Sales of foreclosed properties	(959)	(4,918)	(4,854)
Valuation adjustments	—	(358)	(40)

Balance, end of period	$4,102	$4,627	$4,748

The table below reflects expenses applicable to OREO for the periods indicated:

	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010	Nine Months Ended September 30, 2010
	(dollars in thousands)
Loss on sales of OREO	$15	$303	$268
Valuation adjustments	—	358	40
Operating expenses, net of rental income	62	180	141

Total OREO expense	$77	$841	$449

8.	Federal Home Loan Bank Advances

Bankshares has two advances from the FHLB: one fixed rate advance and one floating rate advance.

At September 30, 2011 and December 31, 2010, the FHLB advance accounted for on a fair value basis had a value of $29.1 and $26.2 million, respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% at September 30, 2011 and December 31, 2010. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at September 30, 2011 and December 31, 2010.

At September 30, 2011 and December 31, 2010, there was one FHLB advance accounted for on a cost basis. Bankshares entered into this floating rate advance in the first quarter of 2010 for $15.0 million. The advance matures in 2012 and the interest rate at September 30, 2011 and December 31, 2010 was 0.198% and 0.184%, respectively. The weighted average interest rate for both FHLB advances outstanding is 2.565%.

9.	Trust Preferred Capital Notes of Subsidiary Trust

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the Trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust preferred capital notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through September 30, 2011, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of September 30, 2011 the total amount of deferred and compounded interest owed under the indenture is $852 thousand. The base interest rate as of September 30, 2011 was 3.50% and as of December 31, 2010 was 3.45%.

All or a portion of the Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At September 30, 2011 and December 31, 2010, the entire amount was considered Tier 1 capital.

10.	Net Income (Loss) Per Share

The following tables show the weighted average number of shares used in computing net income (loss) per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income (loss) available to common shareholders for the periods presented.

Three Months Ended September 30,	2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic net income per share	5,108,969	$(0.10)	5,106,819	$0.05

Effect of dilutive securities, stock options	—		1,331

Diluted net income per share	5,108,969	$(0.10)	5,108,150	$0.05

Net income (loss) utilized in the earnings per share calculations above:	$(503,000)		$242,000

Nine Months Ended September 30,	2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic net income per share	5,108,616	$0.05	5,106,819	$0.11

Effect of dilutive securities, stock options	20,695		981

Diluted net income per share	5,129,311	$0.05	5,107,800	$0.11

Net income utilized in the earnings per share calculations above:	$256,000		$547,000

Average shares of 167,306 and 495,460 have been excluded from the calculation for the nine months ended September 30, 2011 and September 30, 2010, respectively, because their effects were anti-dilutive.

11.	Supplemental Cash Flow Information

	September 30, 2011	September 30, 2010
	(dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the nine months	$4,243	$7,111

Income taxes paid during the nine months	$—	$—

Supplemental Disclosures of Noncash Activities:
Fair value adjustment on available-for-sale securities	$767	$5,062

Transfer of loans to foreclosed assets	$434	$1,713

12.	Mergers and Acquisitions

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

The merger requires the approval of the shareholders of Bankshares and the receipt of all required regulatory approvals to close, as well as other customary conditions as described in the previously file 8-K on July 29, 2011.

13.	Subsequent Events

Bankshares evaluated subsequent events that occurred after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provided evidence about conditions that did not exist at the date of the balance sheet but arose after that date. As of the report date there were no subsequent events that would cause adjustments to or disclosures in the financial statements.

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

Forward-Looking Statements

Some of the matters discussed below and elsewhere in this report include forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. Forward-looking statements in this report may include, but are not limited to, statements regarding the proposed merger (the Merger) of Bankshares into Eagle Bancorp, Inc. (Eagle), profitability, liquidity, Bankshares’ loan portfolio, adequacy of the allowance for loan losses and provisions for loan losses, trends regarding net charge-offs, trends regarding levels of nonperforming assets, interest rates and yields, interest rate sensitivity, market risk, regulatory developments, capital requirements, business strategy and other goals or objectives.

You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The forward-looking statements Bankshares makes in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

•

Changes in the strength of the national economy in general and the local economies in Bankshares market areas that adversely affect Bankshares’ customers and their ability to transact profitable business with us, including the ability of Bankshares’ borrowers to repay their loans according to their terms or a change in the value of the related collateral;

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

•

Changes in market conditions, specifically declines in the residential and commercial real estate market, volatility and disruption of the capital and credit markets, and soundness of other financial institutions Bankshares does business with;

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

•	The impact of changes to capital requirements that apply to financial institutions and depository institutions, including changes related to the proposed Basel III capital standards;

•	Changes in the way the FDIC insurance premiums are assessed;

•	Changes in interest rates and market prices, which could reduce our net interest margins, asset valuations and expense expectations;

•	Timing and implementation of certain balance sheet strategies;

•	Impairment concerns and risks related to Bankshares’ investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Changes in tax laws and regulations;

•	Bankshares’ ability to recognize future tax benefits;

•	Impacts of implementing various accounting standards;

•	Deposit attrition, operating costs, customer losses and business disruption in connection with the Merger, including adverse effects on relationships with employees, may be greater than expected;

•	The ability to complete the Merger as expected and within the expected timeframe;

•	The possibility that required regulatory and shareholder approvals of the Merger may not be obtained, or one or more of the other conditions to the completion of the Merger may not be satisfied;

•	The expected growth opportunities or cost savings from the merger may not be fully realized or may take longer to realize than expected; and

•	Other factors described from time to time in our SEC filings.

In addition, Bankshares’ business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of Bankshares’ counterparties and by changes in the regulatory and competitive landscape. Additionally, other risks that cause actual results to differ from predicted results are set forth in Item 1A of Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Because of these and other uncertainties, Bankshares’ actual results and performance may be materially different from results indicated by these forward-looking statements. In addition, Bankshares’ past results of operations are not necessarily indicative of future performance.

Bankshares cautions you that the above list of important factors is not exclusive. These forward-looking statements are made as of the date of this report, and Bankshares may not undertake steps to update these forward-looking statements to reflect the impact of any circumstances or events that arise after the date the forward-looking statements are made.

Critical Accounting Policies

Bankshares’ financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Bankshares uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that Bankshares uses in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our financial statements could change.

Allowance for Loan Losses. The allowance for loan losses is an estimate of the losses that may be sustained in Bankshares’ loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC 450-10-05, Contingencies which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310-10-35, Receivables which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance. The allowance for loan losses has two basic components: the general allowance and the specific allowance.

The general allowance is developed following the accounting principles contained in ASC 450-10-05, Contingencies and represents the largest component of the total allowance. It is determined by aggregating unclassified loans and unimpaired loans by loan type based on common purpose, collateral, repayment source or other credit characteristics and then applying factors which in the judgment of management represent the expected losses inherent in the portfolio. In determining those factors, Bankshares considers the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) the experience and depth of the borrowers’ management, (6) national and local economic trends, (7) concentrations of credit by individual credit size and by class of loans, (8) quality of loan review system and (9) the effect of external factors (e.g., competition and regulatory requirements).

ASC 310-10-35, Receivables is the basis upon which Bankshares determines specific reserves on individual loans which comprise the specific allowance. Specific loans to be evaluated for impairment are identified based on the borrower’s loan size and the loan’s risk rating, collateral position and payment history. If it is determined that it is likely that the Bank will not receive full payment in a timely manner, the loan is determined to be impaired. Each such identified loan is then evaluated to determine the amount of reserve that is appropriate based on ASC 310-10-35. This standard also requires that losses be accrued based on the differences between the value of collateral, present value of expected future cash flows or values that are observable in the secondary market and the loan balance.

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

Deferred Tax Asset. Bankshares routinely evaluates the likelihood of the recognition of deferred tax assets. The analysis is used to determine if a valuation allowance for deferred tax assets is necessary. Bankshares’ analysis reviews various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted.

Bankshares considered positive evidence such as recent financial performance, previous earnings patterns, the recent history of loan charge-offs, nonperforming assets, OREO expenses, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. Bankshares considered negative evidence such as operating losses in prior fiscal periods and trends in market values of our real estate collateral. Bankshares also considered several different economic scenarios in evaluating whether the projected income in future periods was sufficient to recover the NOL over the prescribed period. In addition, Bankshares considered tax planning strategies that would impact the timing and extent of taxable income. The projected performance metrics over the period of NOL recognition indicates that, as of September 30, 2011, it is more likely than not that Bankshares will have sufficient taxable income in the future to recognize the deferred tax assets. Therefore, Bankshares has concluded that a valuation allowance for deferred tax assets is not necessary as of September 30, 2011.

Overview

On July 27, 2011, Eagle, Bankshares and the Bank entered into an Agreement of Merger (Merger Agreement), pursuant to which Bankshares will merge with and into Eagle, with Eagle being the surviving corporation. Under the Merger Agreement, Bankshares agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from specific actions without the consent of Eagle. Completion of the Merger is subject to approval by Bankshares’ shareholders, applicable regulatory approval and customary closing conditions.

Notwithstanding the Merger Agreement, Bankshares’ primary long-term goals continue to be maximizing earnings and deploying capital in profit driven initiatives that will enhance shareholder value in a sustainable fashion. In pursuit of these goals, Bankshares’ current emphasis is on optimizing profitability in the near term and strengthening the financial performance of the Company, while also transitioning its operations to focus more closely on traditional banking activities and to reposition Bankshares for the future. Bankshares’ transitional strategies include, among others, continuing the following initiatives:

•

Diversifying the loan portfolio by increasing Bankshare’s focus on commercial loans and loans secured by owner occupied commercial real estate, while continuing to be an active lender in attractive aspects of the residential and commercial real estate markets.

•	Reducing the investment securities portfolio and eliminating the trading assets portfolio.

•	Continuing to attentively manage the level of nonperforming assets by addressing problem loans on a timely basis.

•	Increasing low cost deposits by local commercial and retail customers, while working to reduce Bankshares’ brokered deposit portfolio.

•	Reducing Bankshares’ operating and funding costs.

Performance Highlights

•

Total assets were $536.1 million at September 30, 2011, a decrease of $2.4 million from December 31, 2010 total assets of $538.5 million. The decrease in total assets is directly related to the payoff of a number of loan relationships and reductions in Bankshares’ investment securities portfolio, offset by an increase in cash and due from banks. The increase in cash relates to the cyclical nature of Bankshares’ title and escrow clients.

•

Total loans were $319.0 million at September 30, 2011, a decrease of $13.3 million, or 4.0% from the December 31, 2010 balance of $332.3 million. The decrease results from the payoffs of a number of loan relationships as well as scheduled principal repayments. While new loan activity has increased in the first nine months of 2011, the volume of originations has not kept pace with repayments. Each loan segment as a percentage of total loans at September 30, 2011 is nearly unchanged from the percentages at December 31, 2010 with the exception of an increase in Commercial and Industrial (C&I) loans to 9.5% from 8.3% at December 31, 2010.

•	Demand deposits were $125.9 million at September 30, 2011, or 31.3% of total deposits. This compares to the December 31, 2010 level of $124.6 million or 30.6% of total deposits.

•

Bankshares’ ratio of nonperforming assets to total assets was 2.85% as of September 30, 2011 compared to 1.75% as of December 31, 2010, an increase of 110 basis points. As of September 30, 2011, the composition of nonperforming assets was $10.7 million of nonaccrual loans, $4.1 million of OREO, and $501 thousand of troubled debt restructured loans for a total of $15.3 million, compared to total nonperforming assets as of December 31, 2010, of $9.4 million. The nonaccrual balance increased by $8.8 million at September 30, 2011 compared to December 31, 2010. The level of nonperforming assets continues to reflect the increase that occurred as of March 31, 2011 when two large commercial relationships were moved to nonaccrual status. In one case the majority of the relationship, 10 of 12 remaining notes, was moved back to performing status in October 2011, following receipt of scheduled principal and interest payments since April 2011. In the second case, the borrower has continued to make payments on the notes, but the borrower’s future prospects continue to present a higher risk profile.

•

The investment securities portfolio totaled $105.2 million at September 30, 2011. This compares to $135.9 million of investments as of December 31, 2010, a decrease of $30.7 million. Targeted efforts by management to strategically restructure the balance sheet as well as opportunistic gains-taking led to the reduction in the investment securities portfolio.

•

Net loss for the quarter ended September 30, 2011 was $503 thousand compared to net income of $242 thousand for the same period in 2010, a decline of $745 thousand. Net income was $256 thousand for the nine months ended September 30, 2011 compared to net income of $547 thousand for the nine months ended September 30, 2010. Earnings per common share, basic and diluted, amounted to $0.05 for the nine months ended September 30, 2011, compared to $0.11 for the nine months ended September 30, 2010. Earnings were negatively affected by merger related expenses of $619 thousand and by the fair value adjustment on the FHLB advance, and positively affected by gains on sale of available-for-sale securities. The negative adjustment of $3.0 million was due to lower market rates and management electing to use a more advanced model in valuing the FHLB advance.

•

The net interest margin for the quarter ended September 30, 2011 was 3.61% compared to 3.72% for the same 2010 period, a decrease of 11 basis points. For the nine months ended September 30, 2011, the interest margin of 3.74% was 2 basis points lower than the net interest margin of 3.76% for the nine months ended September 30, 2010.

•	Deposits were $402.3 million at September 30, 2011, a decrease of $4.6 million from the December 31, 2010 balance of $406.9 million.

•

Non-interest expense for the three months ended September 30, 2011, amounted to $4.1 million compared to $4.3 million for the same period in 2010, a decrease of $269 thousand. The key components of the decrease in noninterest expense are salary and benefits expense and occupancy and equipment costs, offset by the inclusion of $619 thousand in merger expenses.

Financial Performance Measures. Bankshares’ net loss for the three month period ended September 30, 2011 was $503 thousand, a decline of $745 thousand over the third quarter of 2010 net income of $242 thousand. The net loss of $503 thousand includes net interest income of $4.0 million compared to $4.6 million for the same period last year, a decrease of $583 thousand. That decrease is due primarily to a decrease in interest income in the amount of $1.1 million attributed to the lower average balances of the investment and loan portfolios, which was partially offset by a decrease of $510 thousand in the cost of funds. For the three months ended September 30, 2011, total interest expense was $1.4 million compared to $1.9 million for the three months ended September 30, 2010. These results led to $0.10 basic and diluted loss per share for the quarter ended September 30, 2011, compared to $0.05 basic and diluted earnings per share for the quarter ended September 30, 2010. Weighted average basic shares outstanding were 5,108,969 for the three months ended September 30, 2011 and 5,106,819 for the three months ended September 30, 2010. Weighted average diluted shares outstanding were 5,108,969 for the three months ended September 30, 2011 and 5,108,150 for the three months ended September 30, 2010.

For the nine month period ended September 30, 2011, Bankshares had net income of $256 thousand compared to $547 thousand for the same period in the prior year, a decline of $291 thousand. The net income of $256 thousand includes net interest income of $12.7 million compared to $14.2 million for the same period last year, a decrease of $1.5 million. That decrease is due primarily to a decrease in interest income in the amount of $3.3 million due to the lower average balances of the investment and loan portfolios. That decrease was partially offset by a decrease of $1.9 million in the cost of funds. For the nine months ended September 30, 2011, total interest expense was $4.3 million compared to $6.2 million for the nine months ended September 30, 2010. These results led to $0.05 basic and diluted income per share for the nine months ended September 30, 2011. The basic and diluted income per share for the nine months ended September 30, 2010 was $0.11. Weighted average basic shares outstanding were 5,108,616 for the nine months ended September 30, 2011 and 5,106,819 for the nine months ended September 30, 2010. Weighted average diluted shares outstanding were 5,129,311 and 5,107,800 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Net interest margin decreased to 3.61% for the three months ended September 30, 2011 compared to 3.72% for the three months ended September 30, 2010, a decrease of 11 basis points. Net interest margin was 3.74% for the nine months ended September 30, 2011 compared to 3.76% for the nine months ended September 30, 2010, a decrease of 2 basis points. Net interest margin for the first nine months was negatively affected by the increase in non-accrual loans and by a decrease in the yield on interest earning assets. Total interest income reversed for the nine months ended September 30, 2011 was $461 thousand compared to $186 thousand for the nine months ended September 30, 2010.

Results of Operations

Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended September 30, 2011 was $4.1 million compared to $4.7 million for the same period in 2010. Interest income on earning assets was $1.1 million lower for the three months ended September 30, 2011, compared to the third quarter of 2010, while interest expense decreased $510 thousand in the same time period.

Net interest income (on a fully tax equivalent basis) for the nine months ended September 30, 2011 was $12.8 million compared to $14.5 million for the same period in 2010. Interest income on earning assets was $3.6 million lower for the nine months ended September 30, 2011, compared to the first nine months of 2010. Of the $3.6 million decrease in interest income, $1.1 million is attributable to the $25.9 million lower average balance in loans. The decrease in yield from 5.92% to 5.68% in the loan portfolio also contributed $613 thousand to the decrease in interest income. The reduction in the average balance in the investment securities portfolio was $23.5 million and contributed $727 thousand to the reduction in interest income. The decrease in yield from 4.56% to 3.57% in the investment securities portfolio also contributed $1.0 million to the decrease in interest income. This was offset by the decrease in interest expense of $1.9 million. The average balance of interest bearing deposits decreased by $44.5 million and contributed $700 thousand to the reduction in interest expense. The average rate paid on deposits improved to 1.53% from 2.06%, which reduced interest expense by $1.0 million. A lower average balance of borrowed funds offset a higher rate paid on borrowed funds.

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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended September 30,
	2011			2010
	Average Balance	Income / Expense	Yield / Rate [1]	Average Balance	Income / Expense	Yield / Rate [1]
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$320,004	$4,574	5.67%	$337,923	$5,046	5.92%
Trading securities	639	12	7.45%	2,246	40	7.07%
Investment securities	117,771	823	2.77%	135,956	1,435	4.19%
Federal funds sold	7,674	10	0.52%	22,211	18	0.32%

Total interest earning assets	446,088	5,419	4.82%	498,336	6,539	5.21%

Non-interest earning assets:
Cash and due from banks	24,594			25,201
Premises and equipment	1,613			1,802
Other real estate owned (OREO)	4,150			5,478
Other assets	14,596			17,797
Less: allowance for loan losses	(5,655)			(5,276)

Total non-interest earning assets	39,298			45,002

Total Assets	$485,386			$543,338

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$40,475	$25	0.25%	$47,692	$44	0.37%
Money market deposit accounts	24,612	45	0.73%	24,295	65	1.06%
Savings accounts	3,152	1	0.13%	3,923	2	0.20%
Time deposits	197,008	877	1.77%	224,044	1,290	2.28%

Total interest-bearing deposits	265,247	948	1.42%	299,954	1,401	1.85%
FHLB advances(3)	41,311	261	2.51%	51,230	282	2.18%
Other borrowings	50,871	147	1.15%	48,558	183	1.50%

Total interest-bearing liabilities	357,429	1,356	1.51%	399,742	1,866	1.85%

Non-interest-bearing liabilities:
Demand deposits	89,101			105,065
Other liabilities	2,571			2,007

Total liabilities	449,101			506,814
Stockholders’ Equity	36,285			36,524

Total Liabilities and Stockholders’ Equity	$485,386			$543,338

Interest Spread (4)			3.31%			3.36%

Net Interest Margin (5)		$4,063	3.61%		$4,673	3.72%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.
(2)

The Bank had average nonaccrual loans of $10.8 million and $3.6 million in the third quarter of 2011 and 2010, respectively. The 2011 and 2010 interest income on non-accrual loans excluded from the loans above was $150 thousand and $70 thousand, respectively.

(3)

The Bank had two FHLB advances during the periods presented: a $15.0 million floating rate advance accounted for on a cost basis and a $25.0 million par value fixed rate advance accounted for on a fair value basis. The average fair value of the fixed rate FHLB advance for the third quarter of 2011 and 2010 was $26.3 million and $26.4 million, respectively. As of September 30, 2011, the fair value of the fixed rate FHLB advance was $29.1 million.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Average loan balances were $320.0 million for the three months ended September 30, 2011 compared to $337.9 million for the same period in 2010. The decrease in average loans is a result of management’s short-term strategy to reduce certain types of real estate lending, such as land acquisition and development financing. The longer-term strategy is to grow small business commercial loans and owner occupied commercial real estate, and focus on Bankshares’ geographical area. The related interest income from loans was $4.6 million in the three months ended September 30, 2011 compared to $5.0 million in the same period in 2010. The average yield on loans of 5.67% during the three months ended September 30, 2011 was 25 basis points lower than the yield of 5.92% in the third quarter of 2010. Interest rates are established for classes of loans that include variable rates based on Wall Street Journal Prime or other identifiable bases while others carry fixed rates with terms out to 15 years. Most new variable rate originations include minimum start rates and/or floors.

Trading securities averaged $639 thousand for the three months ended September 30, 2011, compared to $2.2 million for the three months ended September 30, 2010. Trading securities interest income for the three months ended September 30, 2011 was $12 thousand compared to $40 thousand for the three months ended September 30, 2010. The reduction in average trading securities reflects management’s business strategy to eliminate the trading securities portfolio as we reposition the balance sheet and led to the reduction in associated interest income. At September 30, 2011, there was a single instrument in the trading securities portfolio with a carrying value of $559 thousand.

The average balance of investment securities was $117.8 million for the quarter ended September 30, 2011 compared to $136.0 million for the same quarter in 2010. Investment securities income (on a fully tax equivalent basis) was $823 thousand for the three months ended September 30, 2011 compared to $1.4 million for the three months ended September 30, 2010. The tax equivalent average yield on investment securities for the three months ended September 30, 2011 was 2.77% compared to 4.19% for the three months ended September 30, 2010. The reduction in the average balance of investment securities reflects management’s strategy to reduce the duration and price volatility in the portfolio while taking opportunistic gains.

Short-term investments in federal funds sold contributed $10 thousand to interest income in the three month period ended September 30, 2011, compared to $18 thousand for the same period in 2010. The average balance for the three months ended September 30, 2011 was $7.7 million, a $14.5 million decrease from the prior year average balance of $22.2 million. This relates to the lower average balance of interest bearing and noninterest bearing demand deposits for the third quarter of 2011 compared to the third quarter of 2010.

The average balance of cash and due from banks was $24.6 million and $25.2 million for the three months ended September 30, 2011 and 2010, respectively. The deposit flows from the title and escrow clients can have significant volatility especially at month end or quarter end and explains some of the variance between the average cash and due from banks balances and the period-end balances.

Total average interest earning assets yielded 4.82% for the three months ended September 30, 2011 compared to the yield of 5.21% for the same period in 2010. Total interest income (on a fully tax equivalent basis) was $5.4 million for the three months ended September 30, 2011 compared to $6.5 million for the three months ended September 30, 2010. Interest income decreased from the third quarter of 2010 to the third quarter of 2011 due to the smaller average loans and securities balances, which are a product of our strategy to reposition our balance sheet, and lower yields generated by our interest-earning assets in the low interest rate environment.

Total average interest-bearing liabilities were $357.4 million in the third quarter of 2011, or $42.3 million lower than the third quarter of 2010 level of $399.7 million. A key driver of the decline was the decrease in average time deposits. The average balance of time deposits for the third quarter of 2011 was $197.0 million compared to the third quarter of 2010 average balance of $224.0 million, a decrease of $27.0 million. Interest expense for all interest-bearing liabilities amounted to $1.4 million for the three months ended September 30, 2011 compared to $1.9 million for the three months ended September 30, 2010, or a savings of $510 thousand. The average cost of interest-bearing liabilities for the third quarter of 2011 was 1.51% or 34 basis points lower than the third quarter of 2010 level of 1.85%. The lower interest rate environment allowed for competitive repricing of interest bearing demand accounts, money market accounts, savings accounts and title client based time deposits. The Bank prices these deposit accounts on a competitive basis with local market financial institutions, general economic conditions and market interest rates.

In addition, the Bank benefited from significant downward repricing of the brokered certificate of deposit portfolio. Many of the larger wholesale deposits with higher rates have matured or repriced downward. The average balance of brokered deposits for the third quarter of 2011 was $122.5 million at an average cost of 1.71%. The average balance of brokered deposits for the third quarter of 2010 was $99.9 million at an average cost of 1.98%. The benefits of the repricing are seen in the lower time deposit cost of 1.77% during the third quarter of 2011 compared to 2.28% during the same period of 2010.

Noninterest bearing demand deposits averaged $89.1 million for the third quarter of 2011, or $16.0 million less than the third quarter of 2010 level of $105.1 million. This decrease is due to the cyclical fluctuation in the title and escrow customer business.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Income / Expense	Yield / Rate [1]	Average Balance	Income / Expense	Yield / Rate [1]
	(dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$321,981	$13,674	5.68%	$347,896	$15,414	5.92%
Trading securities	1,066	57	7.15%	3,647	177	6.49%
Investment securities	125,859	3,365	3.57%	149,333	5,097	4.56%
Federal funds sold	8,641	32	0.50%	14,591	40	0.37%

Total interest earning assets	457,547	17,128	5.00%	515,467	20,728	5.38%

Non-interest earning assets:
Cash and due from banks	21,343			22,161
Premises and equipment	1,599			1,910
Other real estate owned (OREO)	4,367			7,373
Other assets	16,548			18,933
Less: allowance for loan losses	(5,507)			(5,473)

Total non-interest earning assets	38,350			44,904

Total Assets	$495,897			$560,371

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$41,646	$83	0.27%	$45,616	$165	0.48%
Money market deposit accounts	24,769	139	0.75%	24,175	216	1.19%
Savings accounts	4,238	5	0.16%	3,750	8	0.29%
Time deposits	197,999	2,845	1.92%	239,564	4,424	2.47%

Total interest-bearing deposits	268,652	3,072	1.53%	313,105	4,813	2.06%
FHLB advances(3)	41,192	776	2.52%	57,502	866	2.01%
Other borrowings	59,292	472	1.06%	56,382	563	1.34%

Total interest-bearing liabilities	369,136	4,320	1.56%	426,989	6,242	1.95%

Non-interest-bearing liabilities:
Demand deposits	89,369			96,159
Other liabilities	2,553			2,346

Total liabilities	461,058			525,494
Stockholders’ Equity	34,839			34,877

Total Liabilities and Stockholders’ Equity	$495,897			$560,371

Interest Spread (4)			3.44%			3.43%

Net Interest Margin (5)		$12,808	3.74%		$14,486	3.76%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.
(2)

The Bank had average nonaccrual loans of $9.1 million and $4.0 million for the first nine months of 2011 and 2010, respectively. The 2011 and 2010 interest income on non-accrual loans excluded from the loans above was $461 thousand and $186 thousand, respectively.

(3)

The Bank had two FHLB advances during the periods presented: a $15.0 million floating rate advance accounted for on a cost basis and a $25.0 million par value fixed rate advance accounted for on a fair value basis. The average fair value of the fixed rate FHLB advance for the first nine months of 2011 and 2010 was $26.2 million and $26.1 million, respectively. As of September 30, 2011, the fair value of the fixed rate FHLB advance was $29.1 million.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is net interest income expressed as a percentage of average earning assets.

For the nine months ended September 30, 2011, average loan balances were $322.0 million compared to $347.9 million for the same period in 2010, a decrease of $25.9 million. Interest income from loans was $13.7 million in the first nine months of 2011 compared to $15.4 million in the same period of 2010, with the average yield decreasing to 5.68% from 5.92%. The lower average balance contributed $1.1 million and the lower yield contributed $613 thousand to the $1.7 million decrease in interest income on loans.

For the nine months ended September 30, 2011 average trading securities were $1.1 million, compared to $3.6 million for the same period in 2010. The decrease is a result of management’s continued efforts to eliminate the trading securities portfolio. Trading securities interest income for the nine months ended September 30, 2011 was $57 thousand compared to $177 thousand for the nine months ended September 30, 2010. The lower average balance contributed $140 thousand to the lower income and was offset with the higher yield contribution of $20 thousand resulting in the decrease of $120 thousand in interest income on trading securities.

Investment securities averaged $125.9 million for the nine months ended September 30, 2011 compared to $149.3 million for the same period in 2010. Investment securities income (on a fully tax equivalent basis) was $3.4 million for the nine months ended September 30, 2011 compared to $5.1 million for the nine months ended September 30, 2010, a decrease of $1.7 million. The decrease in the average balance is due to managements’ long-term strategy to shorten the portfolio duration and price volatility while taking opportunistic gains. The tax equivalent average yield on investment securities for the nine months ended September 30, 2011 was 3.57% compared to the yield of 4.56% for the same period in 2010. The lower average balance contributed $727 thousand and the lower yield contributed $1.0 million to the $1.7 million decrease in interest income on investment securities.

Short-term investments in federal funds sold contributed $32 thousand to interest income in the nine month period ended September 30, 2011 compared to $40 thousand in the nine month period ended September 30, 2010. A decrease in the average balance of federal funds sold was offset by the increase in the yield.

Total average earning assets yielded 5.0% for the nine months ended September 30, 2011 or 38 basis points lower than the yield of 5.38% for the same period in 2010. Total interest income (on a fully tax equivalent basis) was $17.1 million for the nine months ended September 30, 2011 compared to $20.7 million for the nine months ended September 30, 2010.

Total average interest-bearing liabilities were $369.1 million in the first nine months of 2011 or $57.9 million less than the first nine months of 2010 level of $427.0 million. The average balance of time deposits was $41.6 million lower than the same period last year. For the nine months ended September 30, 2011, interest expense was $4.3 million compared to $6.2 million for the nine months ended September 30, 2010. The $1.9 million decrease in interest expense primarily resulted from $1.5 million decrease attributable to lower average volume of interest bearing liabilities. The average cost of interest-bearing liabilities for the first nine months of 2011 was 1.56% or 39 basis points lower than the 2010 level of 1.95%. The lower cost of funds contributed $406 thousand to the lower interest expense. Many of the larger wholesale deposits have matured and new brokered deposits were issued at lower interest rates.

The average balance of brokered deposits for the first nine months of 2011 was $118.0 million at an average cost of 1.85%. The average balance of brokered deposits for the first nine months of 2010 was $113.3 million at an average cost of 2.25%. Favorable market conditions have allowed for reissuance of maturing brokered deposits at lower effective rates. Total brokered deposits at September 30, 2011 were $122.5 million with an average rate of 1.44%.

The following table describes the impact on our tax equivalent interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis Nine Months Ended September 30, 2011 compared to 2010
	Change Due To:
	(Decrease)	Volume	Rate
	(dollars in thousands)
Interest Earning Assets:
Loans	$(1,740)	$(1,127)	$(613)
Trading securities	(120)	(140)	20
Investment securities	(1,732)	(727)	(1,005)
Federal funds sold	(8)	(58)	50

Total (decrease) in interest income	(3,600)	(2,052)	(1,548)

Interest-Bearing Liabilities:
Interest-bearing deposits	(1,741)	(700)	(1,041)
Borrowed funds	(181)	(816)	635

Total (decrease) in interest expense	(1,922)	(1,516)	(406)

(Decrease) in net interest income	$(1,678)	$(536)	$(1,142)

Noninterest Income (Other Income). Noninterest income amounted to a negative $651 thousand during the three months ended September 30, 2011, a decrease of $1.0 million from $351 thousand for the same period of 2010.

Bankshares recorded a net gain of $2.1 million on the sale of investment securities in the three months ended September 30, 2011, compared to a net gain of $656 thousand in the three months ended September 30, 2010. Bankshares views the available for sale investment portfolio as a tool in managing the overall balance sheet and liquidity positions of the organization. From time to time, Bankshares will sell investment securities to achieve certain business objectives. These sales may result in gains or losses depending on the timing and book value of instruments sold.

Fair value adjustments recorded for the three months ended September 30, 2011 resulted in a net loss of $2.8 million, compared to a net loss of $412 thousand for the same period in 2010, an increase of $2.4 million. The net loss of $2.8 million is primarily driven by a negative fair value adjustment of $2.8 million on the FHLB advance and $44 thousand on the trading securities. The increase in the FHLB advance fair value adjustment is due to lower market interest rates and management electing to use a more advanced model in valuing the FHLB advance. At contractual maturity, the FHLB advance will become due at par and any unrealized loss will be recognized as trading income as maturity approaches.

For the nine months ended September 30, 2011, noninterest income was $352 thousand compared to $1.0 million for the 2010 period. The decrease is attributable to the adjustments in the fair value of trading securities and the FHLB advance. At September 30, 2011, this loss was $3.0 million compared to the $1.0 million loss at September 30, 2010.

Noninterest Expense (Other Expenses). During the three and nine months ended September 30, 2011, Bankshares made important progress toward its strategic goal of optimizing profitability by decreasing our noninterest expenses.

Noninterest expense for the three months ended September 30, 2011, amounted to $4.1 million compared to $4.3 million for the same period in 2010, a decrease of $269 thousand. A key component of noninterest expense is salary and benefits expense. This expense for the quarter ended September 30, 2011 was $1.2 million, compared to the third quarter of 2010 level of $1.8 million, a decrease of $603 thousand. Occupancy and equipment costs were $741 thousand compared to the 2010 level of $888 thousand, a decrease of $147 thousand. OREO expense was $26 thousand for the third quarter ended September 30, 2011 compared to $55 thousand for the same period in 2010. The OREO balance consists of mostly undeveloped land with little maintenance cost. Noninterest expense for the quarter ended September 30, 2011 also included $619 thousand in merger related expenses with no similar charge in the quarter ended September 30, 2010.

For the nine months ended September 30, 2011, noninterest expense was $11.6 million compared to $13.3 million for the 2010 period, a decrease of $1.7 million. Salaries and employee benefits decreased by $1.4 million, occupancy and equipment costs decreased by $351 thousand, OREO expense decreased by $372 thousand, FDIC assessments decreased by $171 thousand, and other operating expenses decreased by $108 thousand. This was offset by merger expenses of $619 thousand with no similar charge in the nine months ended September 30, 2010. FDIC expense was lower due to the change in methodology used by the FDIC to calculate deposit insurance assessments.

Income Taxes. Bankshares recorded income tax expense of $70 thousand for the nine months ended September 30, 2011. This income tax expense was an increase of $59 thousand over the same period in 2010.

Analysis of Financial Condition

Trading Securities. At September 30, 2011, the trading portfolio consisted of one PCMO security with a fair value of $559 thousand compared to three PCMO securities with a fair value of $2.3 million for the same period in 2010. The current effective portfolio yield is 5.43%.

The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:

	Trading Securities

	September 30, 2011		December 31, 2010		September 30, 2010
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(dollars in thousands)
PCMOs (1)	$559	5.43%	$2,075	5.32%	$2,250	5.33%

Totals	$559	5.43%	$2,075	5.32%	$2,250	5.33%

(1)

As of September 30, 2011, trading securities consisted of one PCMO instrument. This PCMO was rated AAA by a least one ratings agency on the purchase date. Currently the security has a rating below investment grade. The instrument is currently performing as expected.

Investment Securities - Available for Sale. On September 30, 2011, our investment portfolio contained U.S. treasury notes, callable and non-callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, and municipal securities. As of September 30, 2011, U.S. treasury notes were $54.3 million or 51.6% of the portfolio, U.S. government agency securities were $16.1 million or 15.3% of the portfolio, PCMOs, CMOs and MBS made up 28.6% of the portfolio or $30.1 million and municipal securities were 4.5% of the portfolio or $4.8 million.

Bankshares actively manages its portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $105.2 million at September 30, 2011 compared to $135.9 million at December 31, 2010. Targeted efforts to strategically restructure our balance sheet led to shifts in our investment portfolio mix and reduced the investment securities portfolio’s balance. Management has taken opportunistic gains, while shortening the duration of the portfolio and changing the portfolio mix.

The yield on the investment securities portfolio as of September 30, 2011 was 1.44%. During the first nine months of 2011, the Bank earned $3.4 million on the investment securities portfolio or an effective tax equivalent yield of 3.57%. The investment securities portfolio contains mortgage oriented products (CMO, PCMO, and MBS) and SBA securities.

	Investment Securities- Available-for-Sale
	September 30, 2011			December 31, 2010			September 30, 2010
	Fair Value	Yield	% of Total	Fair Value	Yield Total	% of Total	Fair Value	Yield	% of Total
	(dollars in thousands)
U.S. treasury notes	$54,282	0.05%	51.6%	$—	0.0%	0.0%	$—	0.0%	0.0%
U.S. government corporations and agencies	16,074	2.04%	15.3%	51,763	4.50%	38.1%	41,759	4.15%	33.2%
U.S. government agency CMOs	20,376	2.56%	19.4%	22,576	3.96%	16.6%	28,990	3.47%	23.1%
U.S. government agency MBS	5,217	2.53%	5.0%	14,805	3.82%	10.9%	10,156	3.86%	8.1%
PCMOs	4,467	4.99%	4.2%	17,621	5.16%	13.0%	19,254	5.20%	15.3%
Municipal securities	4,794	5.59%	4.5%	29,087	5.11%	21.4%	25,526	5.38%	20.3%

Total Investment Securities Available-for-Sale	$105,210	1.44%	100%	$135,852	4.32%	100.0%	$125,685	4.43%	100.0%

The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of September 30, 2011:

	Contractual Maturities of Investment Securities September 30, 2011
	(dollars in thousands)
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total (4,5)	Yield
Available-For-Sale Securities
U.S. treasury notes	$54,271	0.05%	$—	0.00%	$—	0.00%	$—	0.00%	$54,271	0.05%
U.S. government corporations and agencies	—	0.00%	6,162	1.09%	—	0.00%	$9,809	2.64%	$15,971	2.04%
U.S. government agency CMOs (1)	—	0.00%	—	0.00%	—	0.00%	20,176	2.56%	20,176	2.56%
U.S. government agency MBS (1)	—	0.00%	—	0.00%	—	0.00%	5,157	2.54%	5,157	2.54%
PCMOs(1)	—	0.00%	—	0.00%	1,137	4.64%	3,433	5.12%	4,570	5.00%
Municipal securities (2)	—	0.00%	—	0.00%	—	0.00%	4,733	5.66%	4,733	5.66%

Total Available-For-Sale Securities (3)	$54,271	0.05%	$6,162	1.09%	$1,137	4.64%	$43,308	3.12%	$104,878	1.44%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.
(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
(3)	Bankshares did not have any held-to-maturity securities as of September 30, 2011.
(4)	Total above is amortized cost and does not include unrealized gain of $332 thousand.
(5)	Total available for sale securities amounted to $105.2 million. The fair value of the contractual maturities listed in the total above amounts to $105.2 million.

Restricted Securities. Bankshares’ security portfolio contains restricted securities that are required to be held as part of the Company’s banking operations. These include stock of the Federal Reserve Bank, the FHLB and others. The following table summarizes the balances of restricted stock at the dates indicated:

	Restricted Stock
	September 30, 2011	December 31, 2010	September 30, 2010
	(dollars in thousands)
Federal Reserve Bank Stock	$1,201	$1,201	$1,201
FHLB stock	3,817	4,948	5,141
Bankers’ Bank stock	206	206	206

Total Restricted Stock	$5,224	$6,355	$6,548

Loan Portfolio. In its lending activities, Bankshares seeks to develop substantial relationships with clients whose business and individual banking needs will grow with the Bank. The Company has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. Bankshares grants credit to commercial business, commercial real estate, real estate construction, residential real estate and consumer borrowers in the normal course of business. The loan portfolio net of discounts and fees was $319.0 million as of September 30, 2011 or $13.3 million lower than the December 31, 2010 level of $332.3 million and $18.1 million less than September 30, 2010 level of $337.1 million.

The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of the dates indicated:

	September 30, 2011		December 31, 2010		September 30, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Residential real estate	$107,367	33.7%	$110,862	33.4%	$114,956	34.1%
Commercial real estate	140,149	43.9%	146,222	44.0%	144,629	42.9%
Construction/land	38,527	12.1%	43,017	12.9%	41,922	12.4%
Commercial and industrial	30,391	9.5%	27,517	8.3%	31,269	9.3%
Consumer - non real estate	2,559	0.8%	4,692	1.4%	4,311	1.3%

Total Loans	$318,993	100%	$332,310	100%	$337,087	100%

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

As noted in the table above, loans secured by various types of real estate constitute a significant portion of total loans. Commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the Metropolitan Washington, D.C. area with the heaviest concentration in Northern Virginia and Fairfax County in particular. Risk is managed through diversification by sub-market, property type, and loan size. Risk is further managed by seeking investment property loans with multiple tenants and by emphasizing owner-occupied loans. The average loan size in this portfolio is $582 thousand as of September 30, 2011.

The table also shows a continuing reduction in the construction/land portion of the portfolio, which represented 12% of the portfolio at September 30, 2011 compared to 20% at December 31, 2008. The current levels of construction/land loans are a product of management’s efforts to de-emphasize this type of lending in recent years. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which appear to be the strongest in the region. Legacy loans, particularly in the land portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. Bankshares expects to see further reductions in our land exposure offset by potential increases in certain residential construction activities as market conditions improve.

Loans secured by residential real estate have remained relatively constant since September 30, 2010, with growth in our 1-4 family first trust loans partially offset by the reductions in our 1-4 family subordinate trust loans (HELOCs and closed-end 2nd mortgages). All loans in both categories represent loans underwritten by Bankshares, (Bankshares does not purchase loans in this portfolio) to customers with whom it has had direct contact in the local communities it serves. Bankshares believes that its underwriting criteria reflect current market conditions. The portfolio of first mortgage loans had an average size per housing unit of $331 thousand as of September 30, 2011. Bankshares’ subordinate trust loans averaged $99 thousand per property as of September 30, 2011. While Bankshares recognizes that the Metropolitan Washington, D.C. residential real estate market is in a nascent recovery, Bankshares believes that its current underwriting standards, its emphasis on serving the sub-markets it knows, the granularity of its portfolio, and its continued reduction of our subordinate trust portfolio represent appropriate risk management for this portfolio.

The following table presents the maturities or repricing periods of selected loans outstanding at September 30, 2011:

	Loan Maturity Distribution As Of September 30, 2011
	One Year or Less	After One Year Through Five Years	After Five Years	Total
		(dollars in thousands)
Commercial and industrial	$18,427	$10,248	$1,716	$30,391
Construction/land	25,785	10,561	2,181	38,527

Total	$44,212	$20,809	$3,897	$68,918

Loans with:
Fixed rates	$72,622	$73,485	$71,704	$217,811
Variable rates	44,379	52,384	4,419	101,182

Total	$117,001	$125,869	$76,123	$318,993

Asset Quality

Bankshares segregates loans meeting the criteria for special mention, substandard, doubtful and loss from non-classified, or pass rated, loans. Bankshares reviews the characteristics of each rating at least annually, generally during the first quarter of each year. The characteristics of these ratings are as follows:

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

Substandard loans (risk rating 8) are considered to have specific and well-defined weaknesses that jeopardize the viability of Bankshares’ credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantors to pay the loan may not adequately protect Bankshares. There is a distinct possibility that Bankshares will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet Bankshares’ definition of an impaired loan unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable Bankshares will be unable to collect all amounts due.

Substandard nonaccrual loans have the same characteristics as substandard loans. However these loans have a nonaccrual classification generally because the borrower’s principal or interest payments are 90 days or more past due.

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

The table below represents Bankshares’ loan portfolio by risk rating, classification, and loan portfolio segment as of September 30, 2011.

	Credit Quality Asset By Class As of September 30, 2011 (dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10
Commercial and industrial	$27,226	$1,112	$612	$1,441	$—	$—	$30,391
Commercial real estate
Owner occupied	64,612	1,590	788	2,660	—	—	69,650
Non-owner occupied	61,709	2,588	3,865	2,337	—	—	70,499
Construction/land
Residential construction	14,068	—	—	4	536	—	14,608
Other construction & land	14,681	1,837	552	6,513	336	—	23,919
Residential real estate
Equity lines	29,031	561	—	33	122	—	29,747
Single family	58,145	1,563	3,731	8,155	—	—	71,594
Multifamily	6,026	—	—	—	—	—	6,026
Consumer - non real estate	2,372	187	—	—	—	—	2,559

Totals	$277,870	$9,438	$9,548	$21,143	$994	$—	$318,993

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

The following table sets forth the aging and nonaccrual loans by class, as of September 30, 2011:

	Aging and Non-accrual Loans By Class As of September 30, 2011:
	(dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current [1]	90-days Past Due and Still Accruing	Nonaccrual Loans
Commerical and industrial	$753	$512	$589	$1,854	$28,537	$—	$1,018
Commercial real estate
Owner occupied	0	—	2,660	2,660	66,990		2,660
Non-owner occupied	96	—	408	504	69,995	—	504
Construction/land				0
Residential construction	—	—	540	540	14,068	—	540
Other construction & land	948	3,906	2,895	7,749	16,170	—	4,016
Residential real estate
Equity lines	116	—	182	298	29,449	—	182
Single family	1,148	1,313	720	3,181	68,413	—	1,737
Multifamily	—	—	—	—	6,026	—	—
Consumer -non real estate	—	—	—	—	2,559	—	—

Total loans	$3,061	$5,731	$7,994	$16,786	$302,207	$—	$10,657

[1]	For the purposes of this table only, loans 1-29 days past due are included in the balance of current loans.

When payments are 90 days or more in arrears or when Bankshares determines that it is no longer prudent to recognize current interest income on a loan, Bankshares classifies the loan as nonaccrual. Three lending relationships were major contributors to the increase in nonaccrual levels during 2011. The first relationship, with an aggregate exposure of $4.8 million, continues to make note payments but payments are inconsistent and its ability to sustain payments through the winter months remains in question. The second relationship that previously represented exposure of $1.7 million had improved such that 10 of the remaining 12 notes returned to accrual status in October 2011 based on six months of sustained timely payment; two notes totaling $324 thousand remain on nonaccrual. The third relationship, with an aggregate exposure of $2.4 million, was to be curtailed in the fall of 2011 from the sale of collateral property. The sale of the collateral property has not yet occurred and the contract remains open subject to resolution of certain items related to utility easements on the property.

From time to time, a loan may be past due 90 days or more but is in the process of collection and thus warrants remaining on accrual status. Bankshares had no such loans at September 30, 2011.

Allowance for Loan Losses

The allowance for loan losses is an estimate of losses that may be sustained in Bankshares’ loan portfolio. The allowance is based on two basic principles of accounting: (1) ASC 450-10-05, Contingencies which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC 310-10-35, Receivables which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows, or values that are observable in the secondary market and the loan balance.

The allowance for loan losses was $5.2 million at September 30, 2011, or 1.62 % of loans outstanding, compared to $5.3 million or 1.59% of loans outstanding, at December 31, 2010. Bankshares has allocated $1.4 million at September 30, 2011 compared to $873 thousand at December 31, 2010 for specific nonperforming loans. For the first nine months of 2011, Bankshares had net charge-offs of $1.3 million compared to net charge-offs of $1.7 million in the same period of 2010.

As part of its routine credit administration process, Bankshares engages an outside consulting firm to review our loan portfolio periodically. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses.

In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by Bankshares, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing loans. Loan losses are charged against the allowance when Bankshares believes that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. After charging off all known losses incurred in the loan portfolio, management considers on a quarterly basis whether the allowance for loan losses remains adequate to cover its estimate of probable future losses, and establishes a provision for loan losses as appropriate. Because the allowance for loan losses is an estimate, as the loan portfolio and allowance for loan losses review process continues to evolve, there may be changes to this estimate and elements used in the methodology used that may have an effect on the overall level of allowance maintained.

The following table represents an analysis of the allowance for loan losses for the periods presented:

	Analysis of the Allowance for Loan Losses

	Nine Months Ended September 30, 2011		Twelve Months Ended December 31, 2010		Nine Months Ended September 30, 2010
	(dollars in thousands)
Balance, beginning of period	$5,281		$5,619		$5,619

Provision for loan losses	1,205		1,753		1,328

Chargeoffs:
Commerical and industrial	(10)		(477)		(478)
Construction/land	(404)		(173)		(173)
Residential real estate	(898)		(1,450)		(1,114)
Commercial real estate	(173)		(69)		(69)
Consumer - non real estate	(71)		(70)		(16)

Total chargeoffs	(1,556)		(2,239)		(1,850)
Recoveries:
Commerical and industrial	116		10		—
Construction/land	—		18		18
Residential real estate	118		66		58
Commercial real estate	9		35		32
Consumer - non real estate	5		19		19

Total recoveries	248		148		127

Net (chargeoffs)	(1,308)		(2,091)		(1,723)

Balance, end of period	$5,178		$5,281		$5,224

Allowance for loan losses to total loans	1.62%		1.59%		1.55%
Allowance for loan losses to nonaccrual loans	0.49	X	2.80	X	1.70	X
Allowance for loan losses to nonperforming assets	0.34	X	0.6	X	0.7	X
Nonperforming assets to total assets	2.85%		1.75%		1.29%
Net chargeoffs to average loans	0.54%		0.61%		0.66%

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

	Allowance for Loan Losses As of September 30, 2011
	(dollars in thousands)

	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$463	$1,420	$700	$2,613	$85	$5,281
Charge-offs	(10)	(173)	(404)	(898)	(71)	$(1,556)
Recoveries	116	9	—	118	5	$248
Provision	(354)	214	1,246	68	31	$1,205

Ending Balance:	$215	$1,470	$1,542	$1,901	$50	$5,178

Individually evaluated for impairment	$—	$185	$796	$389	$—	$1,370

Collectively evaluated for impairment	$215	$1,285	$746	$1,512	$50	$3,808

Loans:
Ending Balance:	$30,391	$140,149	$38,527	$107,367	$2,559	$318,993

Individually evaluated for impairment	$1,018	$3,164	$4,556	$1,919	$—	$10,657

Collectively evaluated for impairment	$29,373	$136,985	$33,971	$105,448	$2,559	$308,336

Nonperforming Assets

Impaired Loans (Loans with a Specific Allowance Allocation). As of September 30, 2011, there were no loans with impairment allocations that were not also in nonaccrual status. At December 31, 2010, a $2.4 million loan was carried as impaired which was subsequently placed on nonaccrual status in the first quarter of 2011.

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

On September 30, 2011, there was $10.7 million in loans on nonaccrual status compared to $1.9 at December 31, 2010 and $3.1 million at September 30, 2010. The $10.7 million nonaccrual loan balance consists mostly of loans secured by residential and commercial real estate in the Northern Virginia area. The specific allowance for impaired loans as of September 30, 2011 is $1.4 million.

Nonaccruals for the third quarter ended September 30, 2011 were $10.7 million, virtually unchanged from the $10.5 million level for the second quarter ended June 30, 2011. Nonaccrual loans continue to represent transactions originated in 2006 and prior.

Total Nonperforming Assets. As of September 30, 2011, Bankshares had $15.3 million of nonperforming assets on the balance sheet compared to $9.4 million as of December 31, 2010, an increase of $5.9 million. This increase is due to the addition of several nonaccrual lending relationships and troubled debt restructurings during the first quarter of 2011. The ratio of nonperforming assets to total assets increased to 2.85% as of September 30, 2011 from 1.75% as of December 31, 2010, a 110 basis point increase.

The following table provides information regarding credit quality at the dates presented:

	September 30, 2011	December 31, 2010	September 30, 2010
	(dollars in thousands)
Credit Quality Information
Nonperforming assets:
Accruing impaired loans	$—	$2,400	$—
Nonaccrual loans	10,657	1,903	3,065
Total loans past due 90 days and still accruing	—	256	—
Troubled debt restructurings	501	212	—
OREO	4,102	4,627	4,748

Total nonperforming assets	$15,260	$9,398	$7,813

Specific reserves associated with impaired loans	$1,370	$873	$727

Nonperforming assets to total assets	2.85%	1.75%	1.29%

Specific Reserves. As of September 30, 2011, Bankshares had $1.4 million in specific reserves for nonperforming loans, compared to $873 thousand at December 31, 2010.

Other Real Estate Owned (OREO). As of September 30, 2011, Bankshares had $4.1 million classified as OREO on the balance sheet, compared to $4.6 million as of December 31, 2010 and $4.7 million at September 30, 2010. The OREO balance includes $1.5 million which relates to residential acreage in the Winchester, Virginia area, $879 thousand which relates to residential building lots in Woodstock, Virginia, and $837 thousand which relates to residential building lots in Charles Town, West Virginia. The remainder is made up of five additional properties totaling $900 thousand at September 30, 2011.

The table below reflects the OREO activity in the periods presented:

	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010	Nine Months Ended September 30, 2010
	(dollars in thousands)
Balance, beginning of period	$4,627	$7,875	$7,875

Properties acquired at foreclosure	434	1,973	1,713
Capital improvements on foreclosed properties	—	55	54
Sales of foreclosed properties	(959)	(4,918)	(4,854)
Valuation adjustments	—	(358)	(40)

Balance, end of period	$4,102	$4,627	$4,748

Deposits. Bankshares seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including from title and escrow agency customers.

At September 30, 2011, the deposit portfolio was $402.3 million, a decrease of $4.6 million compared to the December 31, 2010 level of $406.9 million. The interest-bearing deposits on average cost the Bank 1.53% for the nine months ended September 30, 2011, or 53 basis points less than the nine months ended September 30, 2010 average cost of 2.06%. As key interest rates declined over the past year, Bankshares repriced deposits at lower levels.

At September 30, 2011, Bankshare’ noninterest bearing demand deposits were $125.9 million compared to $124.6 million at December 31, 2010, a $1.3 million increase. Average noninterest bearing demand deposits were $89.4 million for the nine months ended September 30, 2011 compared to average demand deposits of $96.2 million for the nine months ended September 30, 2010, a decrease of $6.8 million. The disparity between the September 30, 2011 balance of noninterest bearing deposits of $125.9 million and the average balance for the first nine months of 2011 of noninterest bearing deposits of $89.4 million is directly related to seasonal and cyclical changes in the business activities of our title and escrow agency client base. Frequently, our title and escrow agency clients experience strong deposit growth around the end of a month or quarter.

Bankshares currently uses wholesale brokered deposits. Bankshares believes these types of funds offer a reliable stable source of funds for the Bank. Frequently the interest rates associated with wholesale brokered deposits are significantly lower than general customer rates in our markets. As market conditions warrant and balance sheet needs dictate, Bankshares may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, Bankshares have potential risk for non-renewal by the customer and/or broker.

As of September 30, 2011, Bankshares had $122.5 million of wholesale brokered certificates of deposit which is $22.5 million higher than the December 31, 2010 level of $100.0 million. This increase is due to management utilizing these instruments to lengthen the duration of the liabilities on the balance sheet.

The following table shows the maturity distribution and coupon rate of wholesale brokered certificate of deposits at September 30, 2011:

Maturity Distribution of Brokered Deposits by Year
Maturity Year	Amount	Average Coupon Rate
(dollars in thousands)
2012	52,500	1.23%
2013	37,562	1.53%
2014	22,423	1.58%
2015	10,000	1.90%

	$122,485	1.44%

Purchased Funds and Other Borrowings. Purchased funds and other borrowings include repurchase agreements (repos), which Bankshares offers to commercial customers and affluent individuals, federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up of the following four categories: customer repos, outstanding federal funds purchased, the Trust Preferred Capital Notes and FHLB advances. Customer repos amounted to $42.5 million at September 30, 2011, compared to $43.1 million at December 31, 2010 and $39.8 million at September 30, 2010. FHLB advances amounted to $44.1 million at September 30, 2011, compared to $41.2 million at December 31, 2010 and $51.8 million at September 30, 2010. Other borrowings were $0, $5 thousand and $9 thousand at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The Trust Preferred Capital Notes were $10.3 million for all periods presented.

	Purchased Funds Distribution
	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010	Nine Months Ended September 30, 2010
	(dollars in thousands)
At Period End
FHLB long-term advances, at fair value	$29,081	$26,208	$26,765
FHLB long-term advances	15,000	15,000	25,000
Customer repos	42,496	43,148	39,844
Purchased funds and other borrowings	—	5	9
Trust Preferred Capital Notes	10,310	10,310	10,310

Total at period end	$96,887	$94,671	$101,928

Average Balances
FHLB long-term advances, at fair value	$26,192	$26,196	$26,068
FHLB long-term advances	15,000	28,105	31,434
Customer repos	33,242	35,759	32,875
Purchased funds and other borrowings	15,740	9,133	13,197
Trust Preferred Capital Notes	10,310	10,310	10,310

Total average balance	$100,484	$109,503	$113,884

Average rate paid on all borrowed funds, end of period	1.72%	1.77%	1.87%

Average rate paid on all borrowed funds, during the period	1.66%	1.69%	1.68%

Maximum outstanding during period	$118,741	$126,156	$126,156

Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. Bankshares offers this product as an accommodation to larger retail and commercial customers and affluent individuals that request safety for their funds beyond the FDIC deposit insurance limits. Bankshares believes this product offers it a stable source of financing at a reasonable market rate of interest. Bankshares does not use or have any open repurchase agreements with any broker-dealers.

The FHLB is a key source of funding for the Bank. During the periods presented, Bankshares has used overnight advances (daily rate credit) to support its short-term liquidity needs. On a longer term basis, Bankshares augments its funding portfolio with its two FHLB advances, one of which is accounted for on a fair value basis, and one of which is accounted for on a cost basis.

At September 30, 2011, December 31, 2010 and September 30, 2010, the FHLB long-term advance accounted for on a fair value basis had a value of $29.1 million, $26.2 million and $26.8 million respectively, and matures in 2021. The increase in fair value of this advance at September 30, 2011 compared to December 31, 2020 is due to lower market interest rates and management electing to use a more advanced model in valuing the FHLB advance. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% for all periods presented. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at September 30, 2011, December 31 2010, and September 30, 2010.

At September 30, 2011, there was one FHLB advance accounted for on a cost basis. Bankshares entered into this floating rate advance in the first quarter of 2010 for $15.0 million. The advance matures in 2012 and the interest rate at September 30, 2011 was 0.198%. The weighted average interest rate for both FHLB advances at September 30, 2011 is 2.565%.

Trading Liabilities Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, portions of the investment and debt markets have experienced a period of significant distress and dysfunction, and market values for certain financial instruments may not be readily available. Although certain portions of the investment and debt markets have improved, the fair value of an instrument is not the same as a liquidation value. In evaluating the fair value of funding instruments, Bankshares determined that the typical valuation techniques did not take into account the distressed investment and debt markets. As such, Bankshares considered other factors such as typical spreads for the instruments, conversion swaptions, swap curves, discounted cash flow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of September 30, 2011 and December 31, 2010, the fair value of the long-term FHLB advance accounted for on a fair value basis was $29.1 million and $26.2 million respectively.

The following table reflects the fair value of liabilities accounted for under ASC 820-10 as of the dates indicated:

	September 30, 2011			December 31, 2010			September 30, 2010
	Par Value	Fair Value	Yield	Par Value	Fair Value	Yield	Par Value	Fair Value	Yield
				(dollars in thousands)
FHLB long-term advance	$25,000	$29,081	3.99%	$25,000	$26,208	3.99%	$25,000	$26,765	3.99%

Liquidity. Bankshares specifically focuses on liquidity management to meet the demand for funds from its depositors and lending clients as well as expenses that it incurs in the operation of our business. Bankshares has a formal liquidity management policy and a contingency funding policy used to assist management in executing the liquidity strategies necessary for the Bank. Similar to other banking organizations, the Bank monitors the need for funds to support depositor activities and funding of loans. Bankshares’ client base includes a significant number of title and escrow businesses which have more deposit inflows and outflows than a traditional commercial business relationship. The Bank maintains additional liquidity sources to support the needs of this client base. As noted in the risk factors section of Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010 and the forward-looking statement section of this Quarterly Report on Form 10-Q, loss of relationship officers or clients could have a material impact on our liquidity position through a reduction in average deposits.

Bankshares’ funding department and Interim Chief Financial Officer and Controller monitor its overall liquidity position daily. Bankshares can and will draw upon federal funds lines with correspondent banks, draw upon reverse repurchase agreement lines with correspondent banks and use FHLB advances as needed. Bankshares’ deposit customers frequently have lower deposit balances in the middle of the month, and balances generally rise toward the end of each month. As such, Bankshares uses wholesale funding techniques to support its balance sheet and asset portfolios, although its longer term plan is to increase deposits from its local retail and commercial deposits and maintain available wholesale funding sources as additional liquidity.

As of September 30, 2011, Bankshares had $67.5 million in cash and due from banks to support the business activities and deposit flows of its clients. The Bank maintains credit lines at the FHLB and other correspondent banks. At September 30, 2011, the Bank had a total credit line of $106.9 million with the FHLB with an unused portion of $66.9 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. At September 30, 2011, the Bank had $30.0 million in secured borrowing capacity and $4.0 million in unsecured borrowing capacity (both reverse repurchase agreements and federal funds purchased) from correspondent banks. As of September 30, 2011, the Bank did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. The Bank is also eligible to borrow from the Federal Reserve Discount Window subject to the collateral requirements and other terms and conditions that may exist. In addition to the borrowing capacity described above, Bankshares and the Bank may sell investment securities, loans and other assets to generate additional liquidity. Bankshares anticipates maintaining sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.

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

Total stockholders’ equity was $34.5 million as of September 30, 2011 compared to the December 31, 2010 level of $33.7 million. The change in equity is primarily attributable to Bankshares’ net income for 2011 of $256 thousand and unrealized gains on securities of $507 thousand. Book value per common share was $6.75 as of September 30, 2011, compared to $6.60 as of December 31, 2010. The net unrealized gain on available-for-sale securities amounted to $219 thousand, net of tax as of September 30, 2011, compared to a net unrealized loss on available-for-sale securities of $288 thousand, net of tax as of December 31, 2010.

The following table reflects the components of stockholders equity on a book value per share basis.

	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010	Nine Months Ended September 30, 2010
	(dollars in thousands)
Book value per share, beginning of the period	$6.60	$6.49	$6.49

Net income per common share	0.05	0.14	0.11
Effects of changes in other comprehensive income (loss)[1]	0.10	(0.03)	0.65

Book value per share, end of the period	$6.75	$6.60	$7.25

[1]	Other comprehensive income represents the unrealized gains or losses associated with available-for-sale secutities and related reclassification adjustments.

Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. It is Bankshares’ current policy to retain earnings to support its banking operations and its business risk profile. In addition, the terms of the Merger Agreement restrict Bankshares from declaring, setting aside or paying any dividends or other distributions on any class of its capital stock without the consent of Eagle while the Merger is pending.

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through September 30, 2011, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of September 30, 2011 the total amount of deferred and compounded interest owed under the indenture is $852 thousand. The base interest rate as of September 30, 2011 was 3.50% and as of December 31, 2010 was 3.45%.

All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of stockholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At September 30, 2011 and December 31, 2010, the entire amount was considered Tier 1 capital. Management does not expect the restrictions on Tier 1 capital treatment of trust preferred securities that were enacted by the Dodd-Frank Act to impact the Tier 1 capital status of the Trust Preferred Capital Notes, as the Dodd-Frank Act’s restrictions generally do not apply to trust preferred securities issued prior to enactment by institutions with fewer than $15 billion in assets.

Bankshares is considered “well capitalized” as of September 30, 2011, December 31, 2010 and September 30, 2010. The following table shows Bankshares’ capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis

	September 30, 2011	December 31, 2010	September 30, 2010
	(dollars in thousands)
Tier 1 Capital:
Common stock	$20,436	$20,427	$20,427
Capital surplus	25,864	25,857	25,857
Retained (deficit)	(12,055)	(12,311)	(12,469)
Less: disallowed assets	(4,401)	(2,990)	(4,476)
Add: Qualifying Trust Preferred Securities	10,000	10,000	10,000

Total Tier 1 capital	39,844	40,983	39,339

Tier 2 Capital:
Qualifying allowance for loan losses	3,974	4,400	4,472

Total Tier 2 capital	3,974	4,400	4,472

Total Risk Based Capital	$43,818	$45,383	$43,811

Risk weighted assets	$317,864	$352,277	$358,069

Quarterly average assets	$480,985	$547,008	$538,862

	September 30, 2011	December 31, 2010	September 30, 2010	Regulatory Minimum
Capital Ratios:
Tier 1 risk based capital ratio	12.5%	11.6%	11.0%	4.0%
Total risk based capital ratio	13.8%	12.9%	12.2%	8.0%
Leverage ratio	8.3%	7.5%	7.3%	4.0%

The regulatory risk based capital guidelines establish minimum capital levels for the Bank to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0%, tier 1 risk based capital ratio of 6.0% and total risk based capital ratio of 10.0%. As of September 30, 2011, the Company had capital ratios of 8.3%, 12.5% and 13.8%, respectively, all in excess of the regulatory minimums to be “well capitalized.” The Bank and Bankshares continuously monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization.

The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010
	(dollars in thousands)
Average total assets	$485,386	$495,897	$558,945

Average stockholders’ equity	$36,285	$34,839	$37,395

Net income (loss)	$(503)	$256	$705

Cash dividends declared	$—	$—	$—

Return on average assets (annualized)	-0.41%	0.07%	0.13%

Return on average shareholders’ equity (annualized)	-5.50%	0.98%	1.89%

Average stockholders’ equity to average total assets	7.48%	7.03%	6.69%

Concentrations. Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of September 30, 2011, commercial real estate loans were 43.9% and residential real estate loans were 33.7% of the total gross loan portfolio. In addition, a substantial portion of our noninterest bearing deposits is generated by our title and escrow company clients. As of September 30, 2011, the noninterest bearing deposits were 31.3% of total deposits. The impact of the title and escrow company concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.

Off-Balance Sheet Activities

As of September 30, 2011, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures were required for periods beginning on or after December 15, 2010. Bankshares has included the required disclosures in its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. Bankshares complied with this rule beginning with the filing of its Form 10-Q for the quarter ended June 30, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Bankshares has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Bankshares is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. Bankshares is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. Bankshares is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

In August 2011, the SEC issued Final Rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on Bankshares’ consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Bankshares is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset Liability Management (ALM) Risk Management. Bankshares engages a consulting firm to model its short-term and long-term interest rate risk profile. The model includes basic business assumptions, interest rates, repricing information and other relevant market data necessary to project our interest rate risk. The Board of Directors has established interest rate risk limits for both short-term and long-term interest rate exposure. On a periodic basis, management reports to the Board of Directors on Bankshares’ base interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks.

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

The ALM model results for September 30, 2011 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 4.3%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 4.7%.

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

The table below shows as of September 30, 2011, ALM model results under various interest rate shocks:

	September 30, 2011
Interest Rate Shocks	NII	EVE
-200 bp	-8.5%	-7.0%
-100 bp	-4.7%	-3.1%
+100 bp	4.3%	1.5%
+200 bp	8.9%	4.1%

All results above are within Bankshares current interest rate risk policy guidelines.

Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative gap position within one year was $16.4 million, or 3.1% of total assets, at September 30, 2011. While this measurement technique is common in the financial services industry, it has limitations and is not Bankshares’ sole tool for measuring interest rate sensitivity. Bankshares does not believe this model accurately reflects its true short-term and long-term interest rate exposure. As an example, $23.1 million of the investment and trading securities at September 30, 2011 are classified as greater than five years due to the contractual maturity of the instruments. Investment and trading securities are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $23.1 million of investment and trading securities as the “within three month” category, which further suggests a more balanced short-term interest rate position for Bankshares.

The following table reflects our September 30, 2011 “static” interest rate gap position:

	September 30, 2011
	Maturing or Repricing
	Within 3 Months	4 - 12 Months	1 -5 Years	Over 5 Years	Total
	(dollars in thousands)
Interest earning assets:
Investment securities	$9,829	$54,282	$18,594	$22,505	$105,210
Trading securities	—	—	—	559	559
Loans*	59,658	46,685	125,869	76,124	308,336
Interest-bearing deposits	65,982	—	—	—	65,982
Federal funds sold	23,644	—	—	—	23,644

Total interest earning assets	159,113	100,967	144,463	99,188	503,731

Interest-bearing liabilities:
Interest-bearing demand deposits	54,998	—	—	—	54,998
Money market deposit accounts	23,660	—	—	—	23,660
Savings accounts	3,283	—	—	—	3,283
Time deposits	8,926	84,988	100,604	—	194,518

Total interest-bearing deposits	90,867	84,988	100,604	—	276,459

FHLB long term advances, at fair value	—	—	—	29,081	29,081
FHLB long term advances	15,000	—	—	—	15,000
Customer repurchase agreements	42,496	—	—	—	42,496
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	158,673	84,988	100,604	29,081	373,346

Period Gap	$440	$15,979	$43,859	$70,107	$130,385

Cumulative Gap	$440	$16,419	$60,278	$130,385	$130,385

Cumulative Gap / Total Assets	0.1%	3.1%	11.2%	24.3%	24.3%

*	Excludes nonaccrual assets of $10.7 million.

Interest Rate Risk Management Summary. As part of its interest rate risk management, Bankshares typically uses the trading and investment portfolio and its wholesale funding instruments to balance its interest rate exposure. There is no guarantee that the risk management techniques and balance sheet management strategies Bankshares employs will be effective in periods of rapid rate movements or extremely volatile periods. Bankshares believes its strategies are prudent and within its policy guidelines in the base case of its modeling efforts as of September 30, 2011.

Item 4. Controls and Procedures

Bankshares has disclosure controls and procedures to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including Bankshares’ Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Bankshares’ management evaluated, with the participation of Bankshares’ Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Bankshares’ Chief Executive Officer and Interim Chief Financial Officer concluded that Bankshares’ disclosure controls and procedures are effective as of September 30, 2011.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in our periodic reports.

No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Bankshares may be involved in litigation relating to claims arising in the normal course of its business. In the opinion of management final disposition of any pending or threatened legal matters will not have a material adverse effect on Bankshares’ financial condition or results of operations.

On August 12, 2011, a lawsuit (the Crispin Lawsuit) was filed in the Circuit Court of Fairfax County (the Court) of the Commonwealth of Virginia against Bankshares, the Bank, Eagle, each of the current directors of Bankshares and Douglas W. McMinn, a former director of Bankshares. Bankshares expects an order dismissing the Crispin Lawsuit to be entered by the Court in the near future.

The action is styled Crispin, Derivatively on behalf of Nominal Defendant Alliance Bankshares Corporation vs. Drohan et al, Case No. 2011 11825. The Crispin Lawsuit purports to be brought on behalf of the shareholders of Bankshares, and alleges that the individual defendants breached and/or aided and abetted breaches, and that the Bank and Eagle aided and abetted breaches, of fiduciary duties owed to Bankshares in connection with entry into the Merger Agreement with Eagle. The plaintiff in the Crispin Lawsuit seeks to enjoin the consummation of the Merger or, if the Merger is consummated prior to entry of a final judgment, rescission of the Merger or the award of recessionary damages; compensatory damages; costs and attorneys’ fees and further relief as the Court deems just and proper.

On September 22, 2011, the defendants filed various responsive pleadings with the Court that, among other things, sought dismissal of the Crispin Lawsuit on both substantive and procedural grounds.

On November 3, 2011, the parties submitted to the Court an Agreed Order of Voluntary Dismissal Without Prejudice. Bankshares expects the order dismissing the Crispin Lawsuit to be entered by the Court in the near future. Plaintiff’s counsel in the Crispin Lawsuit has, however, advised Bankshares of their intent to re-file the lawsuit following its voluntary dismissal without prejudice.

Bankshares believes that the allegations in the Crispin Lawsuit are without merit. Bankshares intends to defend against such allegations vigorously pending their voluntary dismissal without prejudice. If the lawsuit is re-filed post-dismissal, Bankshares intends to continue to defend against it vigorously.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2010 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. Risks and uncertainties identified in Bankshares’ Forward-Looking Statements contained in this Quarterly Report on Form 10-Q or those that are presently unforeseen could result in significant adverse effects on Bankshares’ financial condition, results of operations and cash flows. See “Forward-Looking Statements” contained in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

2.2	Agreement of Merger between Eagle Bancorp, Inc., Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of July 27, 2011 (incorporated by reference to Exhibit 2.1 to Form 8-K filed on July 29, 2011)

2.4	Stock Purchase Agreement between Alliance Bank Corporation, as the seller, and Thomas P. Danaher and Oswald H. Skewes, as the purchasers, dated as of December 29, 2010 (incorporated by reference to Exhibit 2.4 to Form 10-K filed May 28, 2010).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of Interim CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and Interim CFO pursuant to 18 U.S.C. Section 1350.

101	The following materials from Alliance Bankshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Changes in Stockholders’ Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION

(Registrant)

November 14, 2011	/s/ William E. Doyle, Jr.
Date	William E. Doyle, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

November 14, 2011	/s/ Jean S. Houpert
Date	Jean S. Houpert
Senior Vice President &
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)