Form 10-K
period 2011-12-31
ALLIANCE BANKSHARES CORP
filed 2012-04-17
CIK 1181001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Alliance Bankshares Corporation common stock held by non-affiliates as of June 30, 2011 was $23,855,189 based on the closing sale price of $4.90 per common share.

The number of shares of common stock outstanding as of April 10, 2012 was 5,109,969.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report will be included in an amendment to this annual report on Form 10-K filed on or before April 30, 2012.

PART I.

Item 1. Business

GENERAL

Alliance Bankshares Corporation (Bankshares or the Company) is a Virginia bank holding company that conducts substantially all its operations through its subsidiaries. Alliance Bank Corporation (the Bank) is state-chartered in Virginia and a member of the Federal Reserve System. The Bank places special emphasis on serving the needs of individuals, small and medium size businesses and professional concerns in the greater Washington, D.C. Metropolitan area, primarily in the Northern Virginia submarket.

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

On June 26, 2003, Alliance Virginia Capital Trust I (Trust), a Delaware statutory trust and a subsidiary of Bankshares, was formed for the purpose of issuing Bankshares’ trust preferred debt.

EMPLOYEES

As of December 31, 2011, Bankshares and its subsidiaries had a total of 58 full-time employees. Bankshares considers relations with its employees to be reasonable and effective. None of our employees are covered by any collective bargaining agreements.

COMPETITION

Bankshares faces significant competition for loans and deposits, including title and escrow deposits. Competition comes from other commercial banks, savings and loan associations, savings banks, mortgage bankers, broker/dealers, investment advisors and other institutions. We emphasize specialized customer service and advanced technology, establishing long-term customer relationships and building customer loyalty by providing products and services designed to address the specific needs of our customers.

The severe economic downturn experienced over the past few years and current economic conditions have increased the competition to attract valuable clients. In addition, the changing complexion of local community banks and migration of bankers within the region is creating greater competitive pressure on the Bank. Our customer service team, relationship managers and senior bankers remain focused on delivering high quality service along with competitive products to meet or exceed the needs of our clients within our targeted market niches.

It is possible that current and future governmental regulatory and economic initiatives could further impact the competitive landscape in the Bank’s markets. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot foresee how federal regulation of financial institutions may change in the future.

LENDING ACTIVITIES

Credit Risk Management. Our credit management vision is based on the belief that a sound shared credit culture within the Bank, the application of well-designed policies and procedures, and a long term view are the ingredients that will result in superior asset quality and consistent and acceptable growth. Our business model contains key assumptions that superior asset quality and consistent, acceptable profitability are significant drivers to maximizing shareholder value. We will not sacrifice asset quality to meet growth objectives, nor permit opportunities to lead to concentrations of risk that are inappropriate or contain excessive risk. The economic slowdown that developed into a deep recession with ongoing adverse economic effects has had a negative impact on our performance. As positive economic and business factors emerge, we still remain true to our core business values and maintain a diligent focus on asset quality. We employ a number of business processes to manage risk in our loan portfolio. These include the loan underwriting and approval process, our exposure management process, loan management and the independent loan review. While no set of processes or procedures can eliminate the possibility of loss, we believe that each of these processes contributes to the quality of our risk management activities.

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

We utilize both a signature system and a committee system for approving loans. Relationship managers are given credit authority commensurate with their experience and demonstrated knowledge and ability. The maximum individual authority of any relationship manager is $250,000. Loans from $250,000 to $1.0 million require an approval or a second signature of the Chief Lending Officer, Chief Credit Officer, or President.

Loans in excess of $1.0 million are considered by our Management Loan Committee, which consists of the senior relationship managers, Credit Administration Manager, the President and the Chief Lending Officer. Relationships with total requirements of $2.5 million or greater require approval by our Directors Loan Committee of the Board of Directors. In determining the actual level of required approval, all direct and indirect extensions of credit to the borrower are considered.

Exposure Management Process. We utilize a 10-point rating system for our commercial and real estate credit exposures. The vast majority of our loans falls into the middle range of risk ratings and carry what we consider to be ordinary and manageable business risk. A risk rating is assigned during the underwriting process and is confirmed through the approval process. Further, the risk rating of a loan in the portfolio is reviewed throughout the life of the loan based on its performance and risk profile as determined via periodic review. This risk rating influences our decision about the overall acceptability of the loan given our overall portfolio risk and also may influence our decision regarding the sale of a participation in the loan. As part of the systematic evaluation of our loan portfolio, when a loan risk rating increases to a 7 or above (special mention, substandard, doubtful or loss) it is considered for impairment analysis. As part of this process, our credit management team also prepares an analysis of all loans determined to be impaired. The watch list, impaired loans, non-accrual loans and Other Real Estate Owned (OREO) inventory is presented to our Directors at our monthly Board meetings.

Portfolio diversification and business strategy are key components of our process. On a monthly basis, our Board reviews the total portfolio by lending type. Exposure ranges are established at least annually and are reviewed monthly as a percentage of risk-based capital for each lending type. Business strategies are considered and adjusted based on current portfolio amounts and our perceptions of the market. A number of factors are considered which result in strategies to expand, attract, maintain, shrink or disengage categories within our portfolio. At the present time, our business plan continues to call for shrinking our exposure to certain construction categories and land loans. In addition, we continue to evaluate the risk profile of certain of our residential real estate categories, in particular Home Equity or HELOC products, to determine if more restrictive underwriting standards remain appropriate.

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

The Board of Governors of the Federal Reserve System (the Federal Reserve) has published commercial real estate guidelines for all institutions that are a function of regulatory capital. The guidelines are commonly referred to as the 100% / 300% guidelines. These guidelines call for enhanced management and risk controls for real estate lending when exposures are in excess of the suggested regulatory guidelines. Our current exposure ranges have been established with reference to these guidelines relating to commercial real estate lending, as well as our view of real estate related lending in the current economic environment. The Bank’s current exposures within these specified categories are within the Federal Reserve’s recommended guidelines relative to regulatory capital

Participations are also a part of our risk exposure management process. We seek participants even for loans that we find acceptable and within our policy guidelines in order to spread the risk and maintain the capacity to handle future requests from the same borrower. From time to time, we may also purchase participations from institutions we believe share our commitment to strong underwriting standards. In general, management will operate the Bank as a net seller of loan participations.

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

Management of construction loans includes regular on-site inspections by Bank-engaged inspectors to ensure that advances are supported by work completed. Regular title updates are obtained to protect against intervening liens. A periodic evaluation is done to ensure that there is sufficient loan availability remaining to complete a project. Information regarding current sales and/or leasing is documented by relationship managers.

Commercial real estate loans are generally managed on a monthly basis based on receipt of regular principal and interest payments. Operating statements and updated leasing information are collected regularly, but at least annually. This information is analyzed to determine the ongoing soundness of the credit. Our general practice is to perform a site visit at least annually to visually inspect our collateral.

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

We regularly monitor portfolio asset quality trends as well as trends within specific loan categories to anticipate changes in risk profiles (by loan type) as well as shifts in risk concentration (amongst the loan type categories). To the extent we determine that shifts in risk and/or concentration either have occurred or are anticipated, additional studies may be undertaken which could lead us to modify our strategic and tactical approaches. We believe market conditions related to certain real estate lending segments remain challenging and we believe our current lending standards for new loan originations reflect current market conditions.

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

Lending Limit. At December 31, 2011, our legal lending limit for loans to one borrower was $6.48 million. As part of our risk management strategy, we maintain internal “house” limits below our legal lending limit. Our current house limit is 80% of our legal lending limit, or $5.18 million. However, to minimize client concentration risk and transactional risk, we prefer not to extend credit beyond the $2.0 million to $3.0 million dollar range. When we receive customer requests in excess of our house or legal lending limit, we evaluate the credit risk under our normal guidelines. Incremental loan amounts exceeding house policy or legal lending limits of approved transactions are sold as participations and funded by other banks. This practice allows us to serve our clients’ business needs as they arise, reduce our risk exposure, and operate within regulatory requirements.

COMMERCIAL BANKING LINE OF BUSINESS

We categorize our loans into five general classifications: Commercial Real Estate, Real Estate Construction, Residential Real Estate, Commercial Business and Consumer.

Loan Portfolio. As part of our normal business activities, we are engaged in making loans to a broad range of customers, including small businesses and middle market companies, professionals, home builders, commercial real estate developers, commercial real estate investors, consumers and others in our market area. We generally define our market area as Northern Virginia and the surrounding jurisdictions in the Washington, D.C. metropolitan area. The loan portfolio decreased 7.7% during 2011 as management continued to reduce construction and land related lending, adversely risk rated credits and our residential subordinate lending exposures (both HELOC and closed-end second trust loans) as circumstances allowed. Our loan portfolio balance at December 31, 2011 was $306.9 compared to $332.3 million at December 31, 2010.

Commercial Real Estate Lending. As of December 31, 2011, commercial real estate loans were $137.6 million or 44.8% of the loan portfolio, compared to $146.2 million or 44.0% of the portfolio as of December 31, 2010. The decreased loan volume reflects the effect of the current economic environment evidenced by the lack of customer demand in the commercial real estate market in the greater Washington, D.C. metropolitan area. In addition, substantially all loans require regular monthly amortization of principal, resulting in a natural reduction in the portfolio. These loans are typically secured by first trusts on office, retail, warehouse, commercial condominiums or industrial space. These loans are generally divided into two categories: loans to commercial entities that will occupy most or all of the property (described as “owner-occupied”) and loans for income producing properties held by investors.

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

Real Estate Construction Lending. The real estate construction portfolio was $39.2 million or 12.8% of the portfolio as of December 31, 2011, down from the $43.0 million, or 12.9%, as of December 31, 2010. This category consists of three distinct product offerings: loans for the acquisition, development and construction of commercial properties; loans for the acquisition, development and construction of residential properties; and construction loans to individuals for their own primary residences or second homes.

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

Following substantial decreases in 2008 and 2009, we have continued to experience a decrease in our residential construction portfolio in both 2010 and 2011. Residential home builders who are delivering 1 to 10 single family units per year have been one of our primary customer segments. We advance money for the purchase of lots and also provide funds for construction. When practical, we limit the number of speculative units that a builder can finance at any particular time. Our construction loan monitoring process includes a complete appraisal, periodic site inspections by a third party, regular interaction by the relationship managers and administrative oversight of the funds utilized in construction to ensure that construction is progressing as planned and that there are always sufficient funds available in the loan to complete the project. In addition to evaluating the financial capacity of the borrower, we also require equity in each transaction that puts us in a range of 70-75% loan-to-value on an “as completed” basis. Substantially all the loans in this category carry a floating rate of interest tied to the Wall Street Journal (WSJ) prime rate with appropriate minimum contractual rates.

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

Residential Real Estate Lending. The residential real estate portfolio was $101.2 million or 33.0% of the portfolio as of December 31, 2011, down from $110.9 million or 33.4% of the portfolio as of December 31, 2010. This category consists of five distinct product offerings: open end home equity loans, which are loans secured by secondary financing on residential real estate (HELOCs); closed end amortizing second mortgages; bridge loans to commercial entities who acquire and remodel properties; first mortgage loans secured by 1-4 family properties held as income or investment properties; and portfolio first mortgage loans on primary or secondary 1-4 family residences.

Since its inception and up through 2008, the Bank has been an active HELOC lender. This historically attractive portfolio has experienced some challenges since 2008 as a result of a combination of factors: loss of value in the property securing the loans, a lack of marketability of residential properties, and the impact of loss of income/employment of individuals in our market. We have continued to adjust and tighten the underwriting standards on new credits to limit loan-to-value ratios to 75% or less and to require higher credit scores and more appropriate debt service ratios. Substantially all of these loans are priced at or above the WSJ prime rate and float on a daily basis. Originations subsequent to January 2008 often carry interest rate floors. While our loans generally have a revolving period of 15 years followed by a 15 year amortization (30 years total), our experience is that, similar to first mortgages, the actual expected maturity of an individual loan is much shorter.

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

We also have clients who invest in 1-4 family properties for rental income purposes. Loans that support these investment activities are underwritten based on appropriate loan-to-value ratios, identified cash flows and assignment of rents, as well as the financial capacity of the borrowers. Loans in this category generally carry rates which re-set every 3 to 5 years and require monthly amortization.

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

Commercial Business Lending. Our commercial business lending category consists of general business credit in the form of lines of credit, revolving credit facilities, term loans, equipment loans, stand-by letters of credit and other credit needs experienced by small and medium sized businesses. These loans are written for any sound business purpose including the financing of business equipment, meeting general working capital needs, or supporting business expansion. Commercial loans generally are secured by business assets, carry the personal guarantees of the principals and have either floating rates tied to the WSJ prime rate or are fixed for 3 to 7 year periods. Our customers come from a wide variety of businesses, including government contractors, professional services, building trades and retail. Commercial business loans represented 8.7% of the loan portfolio or $26.8 million at December 31, 2011, a slight decrease from $27.5 million at December 31, 2010, which was 8.3% of the portfolio. The major factor in the decline is the recently ended economic recession and the relatively stagnant recovery that continues to impact the local economy. We experienced lower borrowings by commercial customers who were also affected by the economic conditions leading to a general contraction in their needs for credit. In the long-term, we expect growth in this loan category as the economy improves.

Consumer Lending. This category constitutes the smallest part of our loan portfolio. These loans are small personal lines of credit and term loans. Loans are both secured (deposit accounts, brokerage accounts, automobiles, etc.) and unsecured and carry either fixed or floating rates. Our marketing of these products is generally reactive in nature, responding to requests that come to us primarily from the principals and/or employees of our commercial customers. The balance as of December 31, 2011 was $2.0million compared to $4.7 million as of December 31, 2010.

Traditional Mortgage Banking. In December 2006, we made the strategic decision to exit our stand alone mortgage banking operation Alliance Home Funding, LLC (AHF). In 2009 and 2008, we offered mortgage banking products through a small team of Bank employees that formed the Alliance Bank Mortgage Division (ABMD). In early 2010, we made the decision to eliminate ABMD mortgage staffing. In 2010, we had a minor level of income which was related to selling the remaining loans that had been originated by ABMD. ABMD remains inactive as of December 31, 2011.

Commercial Deposit Activities and Other Services. Deposits and repurchase agreements are the key sources of our funding. We offer a broad array of deposit products that include demand, NOW, money market, savings accounts and certificates of deposit. In addition to deposit products, we offer customer repurchase agreements (repos). We typically see repos used by commercial business customers as part of active cash management programs. We pay competitive interest rates on the interest-bearing deposits to garner our share of the market. As a relationship-oriented bank, we also seek to obtain deposit relationships with our loan clients.

Our strategic plan is to continue our focus on specialized customer services executed via the Title and Settlement Group. This department serves entrepreneurs, professionals and small business owners that include title and mortgage loan closing companies, which represent a substantial percentage of our non-interest bearing deposits. Through the use of proprietary software, enhanced customer service, and a package of electronic banking tools, we are able to deliver an array of services that are very attractive and affordable for title insurance agencies, many of which maintain significant account balances with us. Our business strategy includes expanding the number of customers in this market segment by continuing to provide the highest quality customer service and the latest technology devoted to this industry. This remains a highly competitive sector of the market.

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

RETAIL BANKING LINE OF BUSINESS

We offer traditional retail loan and deposit products for our clients via our six bank business center locations: Fair Lakes, Annandale, the city of Manassas Park, Reston, Ballston and Tyson’s Corner. The locations have the characteristics of a traditional retail branch, (e.g. tellers, ATM, customer service representative and a branch manager), and we view the retail operation as a tool to execute our core commercial and business strategies. In 2010, we relocated our commercial and real estate relationship managers to our branches. This action was designed to fully support the market trade areas and our tactical approach to business development.

We recognize the cost to develop and implement a large retail presence; therefore, our business strategy calls for a limited number of strategically placed business centers in the greater Washington, D.C. Metropolitan area.

FDIC Insurance of Deposit Accounts

The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the FDIC) up to the limits set forth under applicable law. For additional information regarding federal deposit insurance, please see our discussion in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Supervision and Regulation–Insurance of Accounts, Assessments and Regulation by the FDIC.”

SUPERVISION AND REGULATION

General

Bank holding companies and banks are extensively regulated under both federal and state law. The following summary briefly describes the more significant provisions of currently applicable federal and state laws and certain regulations and the potential impact of such provisions on Banksharesand the Bank. This summary is not complete, and we refer you to the particular statutory or regulatory provisions or proposals for more information. Because federal regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, we cannot forecast how federal regulation of financial institutions may change in the future and affect Bankshares’ and the Bank’s operations and regulation, supervision and examination by the Federal Reserve.

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

Bank Holding Company Act

As a bank holding company, Bankshares is subject to regulation under the Bank Holding Company Act of 1956, as amended (the BHCA), and the examination and reporting requirements of the Federal Reserve. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or ownership constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company. As a state-chartered commercial bank, the Bank and its subsidiaries are also subject to regulation, supervision and examination by the Virginia Bureau of Financial Institutions (Bureau).

The BHCAgenerally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is closely related to banking or to managing or controlling banks. Since September 1995, the BHCA has permitted bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. The Federal Reserve has jurisdiction to approve any bank or non-bank acquisition, merger or consolidation proposed by a bank holding company. The Dodd-Frank Act amended provisions of the BHCA (and corresponding provisions of the Federal Deposit Insurance Act (FDIA)) to require that a bank holding company be well capitalized and well managed before the Federal Reserve will approve an interstate bank acquisition or merger. Also as a result of the Dodd-Frank Act, banks also are able to branch across state lines, provided that the law of the state in which the branch is to be located would permit establishment of the branch if the bank were a state bank chartered by such state. Similarly, approval of the Bureau is required for certain acquisitions of other banks and bank holding companies.

The Federal Reserve requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiaries. Bankshares may be compelled by the Federal Reserve to invest additional capital in the event the Bank experiences significant loan losses, earnings shortfalls or rapid balance sheet growth.

Federal law and regulatory policy impose a number of obligations and restrictions on bank holding companies and their depository institution subsidiaries to reduce potential loss exposure to the depositors and to the FDIC insurance funds. For example, a bank holding company must commit resources to support its subsidiary depository institutions. In addition, insured depository institutions under common control must reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (DIF) as a result of the default of a commonly controlled insured depository institution. The FDIC may decline to enforce the provisions if it determines that a waiver is in the best interest of the DIF. An FDIC claim for damage is superior to claims of shareholders of an insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt, other than affiliates, of the commonly controlled insured depository institution.

The FDIA provides that amounts received from the liquidation or other resolution of any insured depository institution must be distributed, after payment of secured claims, to pay the deposit liabilities of the institution before payment of any other general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders if a receiver is appointed to distribute the assets of the Bank.

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

Capital Requirements

The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements of these federal bank regulatory agencies, Bankshares and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of at least 4.0%. At least half of the total capital must be Tier 1 capital, which includes common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments. The remainder may consist of Tier 2 capital, such as a limited amount of subordinated and other qualifying debt (including certain hybrid capital instruments), other qualifying preferred stock and a limited amount of the general loan loss allowance. As long as Bankshares has total consolidated assets of less than $15 billion, Bankshares may include in Tier 1 and total capital Bankshares’ trust preferred securities that were issued before May 19, 2010.

At December 31, 2011, the total capital to risk-weighted asset ratio of Bankshares was 13.8% and the ratio of the Bank was 13.7%. At December 31, 2011, the Tier 1 capital to risk-weighted asset ratio was 12.5% for Bankshares and 12.5% for the Bank.

In addition, each of the federal regulatory agencies has established leverage capital ratio guidelines for banking organizations. These guidelines provide for a minimum Tier l leverage ratio of 4.0% for banks and bank holding companies. At December 31, 2011, the Tier l leverage ratio was 7.5% for Bankshares and 7.6% for the Bank. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

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

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2012. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions.

Accordingly, the regulations ultimately applicable to Bankshares may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Bankshares’ net income and return on equity.

Payment of Dividends

As a bank holding company, Bankshares is a separate legal entity from the Bank. Virtually all of Bankshares’ income results from dividends paid to it by the Bank. Both Bankshares and the Bank are subject to laws and regulations that limit the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest and taxes accrued or due by the bank and (2) if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial position. In addition, the FDIA prohibits insured depository institutions such as the Bank from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute. As of the date of filing of this Annual Report on Form 10-K, Bankshares and the Bank are prohibited from declaring and paying dividends without prior regulatory approval.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including changes that will affect all bank holding companies and banks, including Bankshares and the Bank, including the following provisions affecting the business of Bankshares and the Bank:

•

Insurance of Deposit Accounts. The Dodd-Frank Act changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the DIF and increased the floor applicable to the size of the DIF. The Dodd-Frank Act also made permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions.

•

Payment of Interest on Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest and demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Creation of the Consumer Financial Protection Bureau. The Dodd-Frank Act centralized significant aspects of consumer financial protection by creating a new agency, the Consumer

Financial Protection Bureau (the CFPB), responsible for implementing, examining and enforcing compliance with federal consumer financial laws for institutions with more than $10 billion of assets and, to a lesser extent, smaller institutions. As a smaller institution, most consumer protection aspects of the Dodd-Frank Act will continue to be applied to Bankshares by the Federal Reserve and to the Bank by the FDIC.

•

Debit Card Interchange Fees. The Dodd-Frank Act amended the Electronic Fund Transfer Act (EFTA) to, among other things, require that debit card interchange fees must be reasonable and proportional to the actual cost incurred by the issuer with respect to the transaction. In June 2011, the Federal Reserve Board adopted regulations setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements additional fraud-prevention standards. Although issuers that have assets of less than $10 billion are exempt from the Federal Reserve’s regulations that set maximum interchange fees, these regulations are expected to significantly impact the interchange fees that financial institutions with less than $10 billion in assets are able to collect.

In addition, the Dodd-Frank Act implements other far-reaching changes to the financial regulatory landscape, including provisions that:

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks from availing themselves of such preemption.

•	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

•	Require bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state.

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

Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact onBankshares, its subsidiaries, its customers or the financial industry more generally. Provisions in the legislation that require revisions to the capital requirements of Bankshares and the Bank could require Bankshares and the Bank to seek other sources of capital in the future. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed further below.

Incentive Compensation

In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency (the OCC) and the FDIC issued a comprehensive final guidance on incentive compensation intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

The Dodd-Frank Act requires the SEC and the federal bank regulatory agencies to establish joint regulations or guidelines that require financial institutions with assets of at least $1 billion to disclose the structure of their incentive compensation practices and prohibit such institutions from maintaining compensation arrangements that encourage inappropriate risk-taking by providing excessive compensation or that could lead to material financial loss to the financial institution. The SEC and the federal bank regulatory agencies proposed such regulations in March 2011, which may become effective before the end of 2012. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which Bankshares may structure compensation for its executives only if Bankshares’ total consolidated assets exceed $1 billion. These proposed regulations incorporate the three principles discussed in the June 2010 comprehensive final guidance on incentive compensation that was issued by the Federal Reserve, the OCC and the FDIC in June 2010.

Restrictions on Proprietary Trading

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. This provision of the Dodd-Frank Act is commonly called the “Volcker Rule.” In October 2011, federal financial regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposed rules. The proposed rules are highly complex and many aspects of their application remain uncertain. Based on the proposed rules, Bankshares does not currently anticipate that the Volcker Rule will have a material effect on the operations of Bankshares or the Bank, as Bankshares and the Bank do not engage in the businesses prohibited by the Volcker Rule. Until final rules are adopted, the precise financial impact of these rules on Bankshares and the financial industry cannot be determined.

Prompt Corrective Action

The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” under the risk-based and leverage capital guidelines discussed above. These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2011, Bankshares was considered “well capitalized.”

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

In order for a bank holding company to qualify as a financial holding company, all of its depository subsidiaries must be “well capitalized” and well managed, and must meet their Community Reinvestment Act of 1977 (CRA) obligations. The bank holding company also must declare its intention to become a financial holding company to the Federal Reserve and certify that it meets the requirements.Although Bankshares could qualify to be a financial holding company, Bankshares does not currently contemplate seeking to become a financial holding company until it identifies significant specific benefits from doing so.

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

The cumulative effect of the GLB Act and other recent bank legislation has caused us to strengthen our staff to handle the procedures required by this additional regulation. The increased staff and operational costs have impacted the Bank andBankshares’ profitability.

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

Insurance of Accounts, Assessments and Regulation by the FDIC

The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC. In July 2010, the Dodd-Frank Act permanently raised the basic limit on federal deposit insurance coverage to $250,000 per depositor, but did not change FDIC deposit insurance coverage for retirement accounts, which remains $250,000 per depositor. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts. For purposes of this extension, the definition of noninterest-bearing transaction accounts includes traditional checking accounts or demand deposit accounts on which no interest is paid and Interest on Lawyer Trust Accounts (IOLTAs), and excludes negotiable order of withdraw consumer checking accounts (NOW accounts) and money-market deposit accounts. The extended program is not optional and will no longer be funded by separate premiums. This temporary unlimited deposit insurance coverage became effective on December 31, 2010 and terminates on December, 31, 2012.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

In February 2011, the FDIC approved a final rule that changes the assessment base from domestic deposits to average consolidated total assets minus average tangible equity (defined as Tier 1 capital); adopts a new large-bank pricing assessment scheme; and sets a target size for the DIF. The changes went into effect beginning with the second quarter of 2011 and were payable at the end of September 2011. The rule, as mandated by the Dodd-Frank Act, finalizes a target size for the DIF at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15% and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%.

Under the FDIC’s deposit insurance assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Unlike the other categories, as applied to small institutions Risk Category I, which contains the least risky depository institutions, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings (CAMELS components) and other information. Assessment rates are determined by the FDIC and, beginning April 1, 2011, initial base assessment rates ranged from 2.5 to 45 basis points. The FDIC may make the following further adjustments to an institution’s initial base assessment rates: decreases for long-term unsecured debt, including most senior unsecured debt and subordinated debt; increases for holding long-term unsecured debt or subordinated debt issued by other insured depository institutions; and increases for broker deposits in excess of 10 percent of domestic deposits for insurances not well rated and well capitalized.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” Among other changes, the Dodd-Frank Act (i) raised the minimum designated reserve ratio to 1.35 percent and removed the upper limit on the designated reserve ratio, (ii) requires that the designated reserve ratio reach 1.35 percent by September 2020, and (iii) requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of increasing of raising the designated reserve ratio from 1.15 percent to 1.35 percent. The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35 percent by September 30, 2020, as required by the Dodd-Frank Act. The restoration plan requires the FDIC to update its loss and income projections for the DIF at least semiannually, and if needed the FDIC may increase or decrease assessment rates following a notice-and-comment rulemaking.

In May 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The assessment was part of the FDIC’s efforts to rebuild the DIF and help maintain public confidence in the banking system. Bankshares was assessed $299,000, all of which was expensed in 2009. In November 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a five percent annual growth in deposits each year. On December 30, 2009, Bankshares prepaid $5.4 million of FDIC assessments.

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

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Section 23A(a) limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (b) requires that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, asset repurchase agreements and similar other types of transactions. Section 23B applies to “covered transactions” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same, or at least as favorable, to the bank as those provided to non-affiliates.

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

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, an executive officer or to a principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit. For purposes of Section 22 of the Federal Reserve Act, the Dodd-Frank Act has included in the concept of “loans to an insider” other extensions of credit including repurchase agreements, derivative transactions, and securities lending or borrowing transactions. Loans in the aggregate to insiders of the related interest as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and with underwriting standards that are substantially the same as those offered in comparable transactions to other persons. Further, section 402 of the Sarbanes-Oxley Act of 2002, with certain exceptions, prohibits loans to directors and executive officers.

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

USA Patriot Act.The USA Patriot Act, which became effective on October 26, 2001, amends the Bank Secrecy Act and is intended to facilitate information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the Treasury, to share information with one another in order to better identify and report to the federal government activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and there is a cost of compliance, the USA Patriot Act does not materially affect the Bank’s products, services or other business activities.

Reporting Terrorist Activities.The Federal Bureau of Investigation (FBI) has sent, and will send, banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank has been requested, and will be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report with the Treasury and contact the FBI.

The Office of Foreign Assets Control (OFAC), which is a division of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC sends banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, and publicly releases information on designations of persons and organizations suspected of engaging in these activities. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report with the Treasury and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software that is updated each time a modification is made to the lists of Specially Designated Nationals and Blocked Persons provided by OFAC and other agencies.

Interagency Appraisal and Evaluation Guidelines.In December 2010, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC, jointly with other federal regulatory agencies, issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updates guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. The guidance incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. The guidance also requires institutions to use strong internal controls to ensure reliable appraisals and evaluations and to monitor and periodically update valuations of collateral for existing real estate loans and transactions.

Future Regulatory Uncertainty

Legislative Initiatives.From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such initiatives may change banking statutes and the operating environment for Bankshares and the Bank in substantial and unpredictable ways. It is difficult to determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of our operations or the operations of Bankshares or the Bank. A change in statute, regulations or regulatory policies applicable to us or the Bank could have a material effect on the financial condition, results of operations or business of Bankshares and the Bank.

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

The information available on the Bank’s website is not part of this Annual Report on Form 10-K or any other report filed by Bankshares with the SEC.

Item 1A.	Risk Factors

System failures, interruptions or breaches of security could adversely impact our business operations and financial condition. Communications and information systems are essential to the conduct of Bankshares’ businesses, as such systems are used to manage customer relationships, general ledger, deposits and loans. While Bankshares has established policies and procedures to prevent or limit the impact of systems failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, any compromise of the security systems could deter customers from using the Bank’s website and online banking service, both of which involve the transmission of confidential information. Although

Bankshares and the Bank rely on commonly used security and processing systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect the systems from compromises or breaches of security, which would adversely affect Bankshares’ results of operations and financial condition.

In addition, Bankshares outsources certain of its data processing to certain third-party providers. If the third-party providers encounter difficulties, or if Bankshares has difficulty in communicating with them, Bankshares’ ability to adequately process and account for customer transactions could be affected, and Bankshares’ business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failure, interruption or breach of security could damage Bankshares’ reputation and result in a loss of customers and business, could subject it to additional regulatory scrutiny or could expose it to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on Bankshares’ financial condition and results of operations.

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

Our focus on commercial and real estate loans may increase the risk of credit losses, which would negatively affect our financial results.We offer a variety of loans including commercial lines of credit, commercial term loans, real estate, construction, home equity, consumer and other loans. Many of our loans are secured by real estate (both residential and commercial) in the greater Washington, D.C. metropolitan area. A continued downturn in this real estate market, such as further deterioration in the value of this collateral, or in the local or national economy and job markets, could adversely affect our customers’ ability to pay these loans, which in turn could adversely affect us. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.We maintain an allowance for loan losses that we believe is adequate to absorb any potential losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these future losses may exceed our current estimates. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or provide assurance that our allowance will be adequate in the future. Excessive loan losses could have a material adverse impact on our financial performance.

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

If the value of real estate in our market areas was to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our asset quality, capital structure and profitability.As of December 31, 2011, a significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or 1-4 family residential properties. In the majority of these loans, real estate was the primary collateral component. In some cases, and out of an abundance of caution, we take real estate as security for a loan even when it is not the primary component of collateral. The real estate collateral that provides the primary or an alternate source of repayment in the event of default may deteriorate in value during the term of the loan as a result of changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, which we have seen and continue to experience, our earnings and capital could be adversely affected. We are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio should the real estate market in Virginia and our market area maintain its downward turn. Continued weakness of the real estate market in our primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by us. If real estate values decline further, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition and results of operations.

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

The Basel III capital requirements may require us to maintain higher levels of capital, which could reduce our profitability. The adoption of Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support our business risk profile prior to final implementation of the Basel III standards. If Bankshares and the Bank are required to maintain higher levels of capital, Bankshares and the Bank may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to Bankshares and the Bank and adversely impact our financial condition and results of operations.

We have been effective in a specific market niche, which creates an industry concentration.We have made a special effort to obtain deposits from title and mortgage loan closing companies. These are monies held for short periods of time by title and mortgage loan closing companies pending the disbursement of funds in mortgage loan or mortgage loan refinancing transactions. The balances on deposit with us from these depositors tend to fluctuate greatly during any given month, depending on transaction scheduling and overall market conditions. These balances represent a substantial portion of our non-interest bearing deposits, which creates a real estate industry concentration. These deposits are subject to seasonal and cyclical market fluctuations and are particularly sensitive to slower real estate markets. In order to meet the withdrawal needs of these customers, we monitor our liquidity, investment securities and lines of credit on a constant basis. The attractive nature of this deposit base or market niche has generated substantial banking competition for this type of client. Because of this industry concentration in our deposits, we are exposed to liquidity and concentration risks attendant to changes in real estate markets, which could adversely impact our overall performance.

We depend on the services of key personnel, and a loss of any of those personnel could disrupt our operations and result in reduced earnings.We are a customer focused and relationship driven organization. Our growth and success has been in large part driven by the personal customer relationships maintained by our executives. Although we have entered into employment contracts with our executive officers, we cannot offer any assurance that they and other key employees will remain employed by us. The loss of services of key employees or client relationship managers could reduce the number of quality accounts maintained at the Bank, whichcould have a material adverse effect on our operations and possibly result in reduced revenues and earnings.

The success of our future recruiting and employee retention efforts will impact our ability to execute our business strategy. Our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult in a competitive labor market. In light of the presently competitive labor market, we cannot assure you that we will be successful in attracting, hiring, motivating or retaining qualified and high-performing, experienced banking professionals. In addition, we are deploying resources to attract additional staff personnel, but cannot guarantee that this investment of money and management time will be successful. The success of our recruiting efforts may impact our ability to execute our business strategy and our future profitability.

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

Difficult market conditions have adversely affected our industry. Dramatic declines in the housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressures on consumers and lack of confidence in the financial markets have adversely affected our business and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.The Northern Virginia and the greater Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is therefore a highly competitive banking market. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment. We compete for loans, deposits, and investment dollars with numerous large, regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, and private lenders. Many competitors offer products and services we do not offer and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, some competitors may be able to price loans and deposits more aggressively than we do. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered banks, national banks and federal savings institutions. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

The Dodd-Frank Act could increase our regulatory compliance burden and associated costs, place restrictions on certain products and services, and limit our future capital raising strategies.A wide range of regulatory initiatives directed at the financial services industry have been proposed in recent months. One of those initiatives, the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act represents a sweeping overhaul of the financial services industry within the United States and mandates significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company. The Dodd-Frank Act will likely increase our regulatory compliance burden and may have a material adverse effect on us, by increasing the costs associated with our regulatory examinations and compliance measures. The federal regulatory agencies, and particularly bank regulatory agencies, are given significant discretion in drafting the Dodd-Frank Act’s implementing rules and regulations and, consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the final implementing rules and regulations. Accordingly, it remains too early to fully assess the impact of the Dodd-Frank Act and subsequent regulatory rulemaking processes on our business, financial condition or results of operations.

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

Trading in our common stock is not consistent and can be very low at time. As a result, shareholders may not be able to quickly and easily sell their common stock, particularly in large quantities. Although our common stock is listed on the NASDAQ Capital Market and a number of broker- dealers offer to make a market in our common stock on a regular basis, the trading volume of our common stock to date has been limited, averaging approximately 10,980 shares per trading day during the year ended December 31, 2011. There can be no assurance that a continuously active and liquid market for our common stock will develop or, even if such a market did develop, could be maintained. As result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price, which would make it difficult for our shareholders to liquidate their investment in our common stock.

Our deposit insurance premiums could be substantially higher in the future, which could have an adverse impact on our financial condition or results of operations.Market conditions have affected the DIF of the FDIC and reduced the ratio of the insurance reserve to insured deposits. As a result, insured depository institutions may be required to pay significantly higher premiums or additional special assessments. If we are required to pay significantly higher deposit insurance premiums or special assessments, our results of operations and financial condition could be materially adversely impacted.

Under current FDIC regulations, each insured depository institution is subject to a risk-based assessment system and, depending on its assigned risk category, is assessed insurance premiums based on the amount of deposits held. On February 7, 2011, the FDIC adopted final rules that went into effect April 1, 2011 to implement changes to the deposit insurance assessment rules that were required by the Dodd-Frank Act. In particular, the definition of an institution’s deposit insurance assessment base will change from total deposits to total assets less tangible equity, and the new initial base assessment rates range from 5 to 35 basis points depending on risk category. As under the current FDIC regulations, following the effectiveness of the FDIC’s new deposit insurance assessment rules, a depository institution with a higher assigned risk category will be assessed insurance premiums based on a higher base assessment rate, and thus will pay higher deposit insurance premiums, than the rates applicable to and premiums paid by a similarly situated depository institution with a lower assigned risk category. If the risk category of the Bank ever declines, the Bank’s base deposit insurance assessment rate could increase. If the Bank’s base deposit insurance assessment rate increases, the Company could be required to pay increased FDIC deposit insurance premiums that could have an adverse impact on our financial condition or results of operations.

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

Failure to maintain an effective system of internal control over financial reporting may not allow us to be able to report our financial results on a timely basis with the desired degree of accuracy.The requirements of Section 404 of the SOX Act and SEC rules and regulations require an annual management report on our internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to report our financial results with the desired degree of accuracy or to prevent fraud.

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

The following table highlights our facilities:

Address	Type of Facility	Current Base Lease Expiration(1)

14200 Park Meadow Drive Chantilly, Virginia	Corporate Headquarters	July 2016

12735 Shoppes Lane Fairfax, Virginia	Main banking office, Full service branch, ATM	August 2013

11730 Plaza America Drive Reston, Virginia	Full service branch, ATM	August 2012

4501 North Fairfax Drive Arlington, Virginia	Full service branch, ATM	June 2013

8221 Old Courthouse Road Vienna, Virginia	Full service branch, ATM	October 2013

7023 Little River Turnpike Annandale, Virginia	Full service branch, ATM	April 2018

9113 Manassas Drive Manassas Park, Virginia	Full service branch, ATM	April 2019

Cosner’s Corner (2) Fredericksburg, Virginia	Undeveloped leased space Subleasing activities underway	January 2019

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

On August 12, 2011, a lawsuit styled Crispin, Derivatively on behalf of Nominal Defendant Alliance Bankshares Corporation vs. Drohan, et al., Case No. 2011 11825 (the Crispin Lawsuit) was filed in the Circuit Court of Fairfax County (the Court) of the Commonwealth of Virginia against Bankshares, the Bank, Eagle Bancorp, Inc. (Eagle), each of the current directors of Bankshares and Douglas W. McMinn, a former director of Bankshares. The Crispin Lawsuit purported to be brought on behalf of the shareholders of Bankshares, and alleged that the individual defendants breached and/or aided and abetted breaches, and that the Bank and Eagle aided and abetted breaches, of fiduciary duties owed to Bankshares in connection with entry into a merger agreement among Bankshares, the Bank and Eagle. The plaintiffs in the Crispin Lawsuit sought to enjoin the consummation of the merger of Bankshares with and into Eagle or the award of damages and further relief as the Court deemed just and proper.

On November 28, 2011, Bankshares and Alliance mutually agreed to terminate their agreement to merge. An Order of Nonsuit, dated December 5, 2011, was entered by the Court, which order dismissed without prejudice the Crispin Lawsuit in its entirety. Bankshares does not expect the lawsuit to be re-filed given the termination of the merger agreement among it, the Bank, and Eagle.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed for quotation on the NASDAQ Capital Market (formerly called the NASDAQ SmallCap Market) on the NASDAQ Stock Market System under the symbol ABVA. As of April 10, 2012, we had 5,109,969 shares of common stock issued and outstanding, held by approximately 318 registered shareholders of record and the closing price of our common stock was $4.20.

The high and low sales prices per share for our common stock for each quarter for the two years ended December 31, 2011, as reported by the NASDAQ Stock Market, are shown in the table below. During these periods, we did not issue any cash dividends.

	2011		2010
Quarter	High	Low	High	Low
First	$5.87	$4.00	$3.27	$2.36
Second	7.00	4.56	3.38	2.30
Third	5.72	4.35	3.42	2.46
Fourth	5.60	3.31	4.17	2.65

Dividend Policy

Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. As a business strategy, we have elected to retain all earnings to support current and future growth.

Issuer Purchases of Equity Securities

No repurchases of equity securities occurred in 2011 or 2010.

Item 6. Selected Financial Data

	Selected Financial Information Year Ended December 31,
	2011		2010		2009		2008		2007
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$21,706		$26,838		$28,541		$29,077		$38,352
Interest expense	5,633		7,918		12,609		16,721		20,880

Net interest income	16,073		18,920		15,932		12,356		17,472
Provision for loan losses	1,549		1,753		2,995		4,724		5,824
Non-interest income (loss)	690		2,159		2,243		(1,818)		(1,089)
Non-interest expense	16,208		18,277		20,870		20,359		16,130
Income taxes (benefit)	4,964		344		(1,965)		(5,084)		(2,028)

Income (loss) from continuing operations	(5,958)		705		(3,725)		(9,461)		(3,543)
Income (loss) from discontinued operations	—		—		(671)		441		699

Net income (loss)	$(5,958)		$705		$(4,396)		$(9,020)		$(2,844)

Per Share Data and Shares Outstanding Data: (1)
Basic net income (loss)	$(1.17)		$0.14		$(0.86)		$(1.77)		$(0.53)
Fully diluted net income (loss)	(1.17)		0.14		(0.86)		(1.77)		(0.53)
Income (loss) continuing operations per common shares, basic	(1.17)		0.14		(0.73)		(1.85)		(0.69)
Income (loss) continuing operations per common shares, diluted	(1.17)		0.14		(0.73)		(1.85)		(0.69)
Book value at period end	5.50		6.60		6.49		7.28		8.96
Tangible book value at period end	5.50		6.60		6.49		6.12		7.71
Shares outstanding, period end	5,109,969		5,106,819		5,106,819		5,106,819		5,106,819
Average shares outstanding, basic	5,108,757		5,106,819		5,106,819		5,106,819		5,356,187
Average shares outstanding, diluted	5,108,757		5,107,800		5,106,819		5,106,819		5,356,187
Balance Sheet Data:
Total assets	$506,483		$538,511		$576,335		$572,849		$541,262
Total loans, net of unearned discount	306,876		332,310		359,380		367,371		398,224
Allowance for loan loss	5,393		5,281		5,619		5,751		6,411
Total investment securities	123,463		135,852		145,031		67,998		20,338
Total trading securities	596		2,075		7,460		82,584		84,950
Other real estate owned	3,748		4,627		7,875		11,749		4,277
Total non-performing assets	17,969		8,930		13,495		16,644		24,287
Total deposits	380,443		406,943		431,908		428,724		365,264
Shareholders’ equity	28,122		33,685		33,134		37,167		45,733

Performance Ratios:
Return (loss) on average assets	-1.20%		0.13%		nm		nm		nm
Return (loss) on average equity	-17.13%		1.89%		nm		nm		nm
Net interest margin (1)	3.55%		3.79%		2.89%		2.52%		3.22%

Asset Quality Ratios: (2)
Allowance to period-end loans	1.76%		1.59%		1.56%		1.57%		1.61%
Allowance to non-performing assets	.30	X	0.59	X	0.42	X	0.34	X	0.26	X
Non-performing assets to total assets	3.51%		1.75%		2.34%		2.91%		4.48%
Net charge-offs to average loans	0.45%		0.61%		0.87%		1.43%		0.95%

Capital Ratios:
Tier 1 risk-based capital	12.5%		11.6%		10.4%		9.6%		11.7%
Total risk-based capital	13.8%		12.9%		11.6%		10.9%		12.9%
Leverage capital ratio	7.5%		7.5%		7.1%		7.6%		9.0%
Total equity to total assets	5.6%		6.3%		5.8%		6.5%		8.5%

(1)	Net interest income divided by total average earning assets.
(2)	Non-performing assets consist of nonaccrual loans, other impaired loans, TDR’s, loans greater than 90 days and accruing and foreclosed properties.
(3)	NM - Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding and evaluating the financial condition and results of operations of Alliance Bankshares Corporation (Bankshares), Alliance Bank Corporation (Bank), and Alliance Bank Mortgage Division (ABMD) on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed below and elsewhere in this report include forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. Forward-looking statements in this report may include, but are not limited to, profitability, liquidity, Bankshares’ loan portfolio, adequacy of the allowance for loan losses and provisions for loan losses, trends regarding net charge-offs, trends regarding levels of non-performing assets, interest rates and yields, interest rate sensitivity, market risk, regulatory developments, capital requirements, business strategy, the effects of Bankshares’ efforts to reposition its business and other goals or objectives.

You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The forward-looking statements Bankshares makes in this report are subject to significant risks, assumptions and uncertainties, including among other things, the following important factors that could affect the actual outcome of future events:

•

Changes in the strength of the national economy in general and the local economies in Bankshares’ market areas that adversely affect Bankshares’ customers and their ability to transact profitable business with us, including the ability of Bankshares’ borrowers to repay their loans according to their terms or a change in the value of the related collateral;

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

In addition, Bankshares’ business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of Bankshares’ counterparties and by changes in the regulatory and competitive landscape. Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2011.

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

2011 Performance Highlights

•

Total assets were $506.5 million at December 31, 2011, a decrease of $32.0 million from December 31, 2010 total assets of $538.5 million. The decrease in total assets is directly related to the payoff of a number of loan relationships, scheduled principal repayments, reductions in Bankshares’ investment securities portfolio and the valuation allowance on net deferred tax assets offset by an increase in cash and due from banks. The increase in cash and due from banks relates to the cyclical nature of Bankshares’ title and escrow clients.

•

Total loans were $306.9 million at December 31, 2011, a decrease of $25.4 million, or 7.7%, from the December 31, 2010 balance of $332.3 million. The decrease results from the payoffs of a number of loan relationships as well as scheduled principal repayments. While new loan activity has increased in 2011, the volume of originations has not kept pace with repayments. Each loan segment as a percentage of total loans at December 31, 2011 is nearly unchanged from the percentages at December 31, 2010.

•

Deposits were $380.4 million at December 31, 2011, a decrease of $26.5 million from the December 31, 2010 balance of $406.9 million. This decrease is due to the maturity of time deposits that have closed due to interest rate competition.

•	Demand deposits were $112.5 million at December 31, 2011, or 29.6% of total deposits. This compares to the December 31, 2010 level of $124.6 million or 30.6% of total deposits.

•

Bankshares’ ratio of non-performing assets to total assets was 3.53% as of December 31, 2011 compared to 1.75% as of December 31, 2010, an increase of 178 basis points. As of December 31, 2011, the composition of non-performing assets was $13.3 million of non-accrual loans, $3.7 million of OREO, and $956 thousand of troubled debt restructured loans for a total of $18.0 million, compared to total non-performing assets as of December 31, 2010, of $9.4 million. The non-accrual balance increased by $11.4 million at December 31, 2011 compared to December 31, 2010.

•

The investment securities portfolio totaled $123.5 million at December 31, 2011. This compares to $135.9 million of investments as of December 31, 2010, a decrease of $12.4 million, or 9.1%. Targeted efforts by management to strategically restructure the balance sheet as well as opportunistic gains-taking led to the reduction in the investment securities portfolio.

•

Net loss for the year ended December 31, 2011 was $6.0 million compared to net income of $705 thousand for the same period in 2010, a decline of $6.7 million. Earnings per common share, basic and diluted, amounted to $(0.13) for the year ended December 31, 2011, compared to $(1.17) for the year ended December 31, 2010. Earnings were negatively affected by the terminated merger related expenses of $1.2 million, a decreased net margin, OREO write-downs, the fair value adjustment on the FHLB advance of $3.1 million, settlement of a legal action relating to the previous sale of a Bank-owned residential property and deferred tax valuation allowance of $5.3 million. The negative adjustment of $3.1 million on the FHLB advance was due to lower market rates and management electing to use a more advanced model in valuing the advance. These negative events were partially offset by gains on sale of available-for-sale securities in the amount of $3.4 million, as compared to $2.2 million for the same period in 2010.

•

Non-interest expense for 2011 amounted to $16.2 million compared to $18.3 million for the same period in 2010, a decrease of $2.1 million. The key components of the decrease in non-interest expense are salary and benefits expense and other real estate owned expense, offset by the inclusion of $1.2 million in merger expenses.

Executive Overview

Bankshares’ primary long-term goals continue to be maximizing earnings and deploying capital in profit driven initiatives that will enhance shareholder value in a sustainable fashion. In pursuit of these goals, Bankshares’ current emphasis is on optimizing profitability in the near term and strengthening the financial performance of the Company, while also transitioning its operations to focus more closely on traditional banking activities and to reposition Bankshares for the future. Bankshares’ transitional strategies include, among others, continuing the following initiatives:

•

Diversifying the loan portfolio by increasing Bankshares’ focus on commercial loans and loans secured by owner occupied commercial real estate, while continuing to be an active lender in attractive segments of the residential and commercial real estate markets.

•	Reducing the investment securities portfolio and eliminating the trading assets portfolio.

•	Continuing to attentively manage the level of non-performing assets by addressing problem loans on a timely basis.

•	Increasing low cost deposits by local commercial and retail customers, while working to reduce Bankshares’ brokered deposit portfolio.

•	Reducing Bankshares’ operating and funding costs.

Balance Sheet

December 31, 2011 compared to December 31, 2010. Total assets were $506.5 million as of December 31, 2011, a decrease of $32.0 million from the December 31, 2010 level of $538.5 million. As of year-end 2011, total loans were $306.9 million, trading securities were $596 thousand and investment securities were $123.5 million. The remaining balance of the earning assets were overnight federal funds sold of $16.6 million and restricted stocks of $4.8 million. These earning assets amounted to $452.3 million or 89.3% of total assets at year end 2011, as compared to $494.4 million or 91.8% of total assets as of year-end 2010.

The allowance for loan losses was $5.4 million or 1.76% of loans outstanding as of December 31, 2011. This compares to $5.3 million or 1.59% of loans outstanding as of December 31, 2010. Non-performing assets totaled $18.0 million as of December 31, 2011, compared to non-performing assets of $9.4 million as of December 31, 2010. Impaired loans and non-accruals amounted to $13.3 million as of December 31, 2011, and, in addition, the specific allocation of the allowance for loan losses related to these loans was $2.3 million as of December 31, 2011. Impaired and non-accrual loans as of December 31, 2010 were $4.3 million and a specific allocation of $873 thousand of the allowance for loan losses was provided by Bankshares on these loans.

Total deposits amounted to $380.4 million as of December 31, 2011, a decrease of $26.5 million from the December 31, 2010 level of $406.9 million. Total demand deposits were $112.5 million as of December 31, 2011 compared to $124.6 million as of year end 2010. Demand deposits represent 29.6% of total deposits as of December 31, 2010, compared to 30.6% as of December 31, 2010.

We use customer repurchase agreements (repos) and wholesale funding from the Federal Home Loan Bank of Atlanta (FHLB) to support the asset growth of the organization. As of December 31, 2011, there were $40.4 million of customer repos outstanding, which is $2.7 million less than were outstanding at the end of 2010. As of December 31, 2011, the organization had $44.4 million in FHLB long term advances outstanding, compared to $41.2 million as of December 31, 2010. The longer term FHLB advances are used as part of our overall balance sheet management strategy.

In June 2003, we issued $10.0 million in Trust Preferred Capital Notes through a statutory business trust. As of December 31, 2011 and December 31, 2010, the full $10.0 million was considered Tier 1 regulatory capital. The Trust Preferred Capital Notes accrue interest at a rate of 3 month LIBOR plus 315 basis points. Bankshares elected to defer the cash payments due on various quarterly installments due dates throughout 2011 and 2010 in accordance with the terms of the indenture governing the Trust Preferred Capital Notes

Total shareholders’ equity was $28.1 million as of December 31, 2011, compared to $33.7 million as of December 31, 2010. The change from the 2010 level is primarily related to the net loss of $6.0 million. Book value per share decreased to $5.50 as of December 31, 2011 from $6.60 as of December 31, 2010.

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

The allowance for loan losses was $5.3 million or 1.59% of loans outstanding as of December 31, 2010. This compares to $5.6 million or 1.56% of loans outstanding as of December 31, 2009. (The ratios exclude loans held for sale.) Non-performing assets totaled $9.4 million as of December 31, 2010, compared to non-performing assets of $13.5 million as of December 31, 2009. Impaired loans and non-accruals amounted to $4.3 million as of December 31, 2010; in addition the specific allocation of the allowance for loan losses related to these loans was $873 thousand as of December 31, 2010. Impaired and non-accrual loans as of December 31, 2009 were $5.6 million; we provided a specific allocation of $1.5 million of the allowance for loan losses on these loans.

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

In June 2003, we issued $10.0 million in Trust Preferred Capital Notes through a statutory business trust. As of December 31, 2010 and December 31, 2009, the full $10.0 million was considered Tier 1 regulatory capital. The Trust Preferred Capital Notes accrue interest at a rate of 3 month LIBOR plus 315 basis points. Bankshares elected to defer the cash payments due on various quarterly installments due dates throughout 2010 and 2009 in accordance with the terms of the indenture governing the Trust Preferred Capital Notes.

Total shareholders’ equity was $33.7 million as of December 31, 2010 and $33.1 million as of December 31, 2009. The change from the 2009 level is primarily related to the net income of $705 thousand. Book value per share increased to $6.60 as of December 31, 2010 from $6.49 as of December 31, 2009.

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

The general allowance is developed following the accounting principles contained in ASC 450-10-05, Contingencies and represents the largest component of the total allowance. It is determined by aggregating unclassified loans and unimpaired loans by loan type based on common purpose, collateral, repayment source or other credit characteristics and then applying factors which in the judgment of management represent the expected losses inherent in the portfolio. In determining these factors, Bankshares considers the following: (1) delinquencies and overall risk ratings, (2) loss history, (3) trends in volume and terms of loans, (4) effects of changes in lending policy, (5) the experience and depth of the borrowers’ management, (6) national and local economic trends, (7) concentrations of credit by individual credit size and by class of loans, (8) quality of loan review system and (9) the effect of external factors (e.g., competition and regulatory requirements).

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

Share-Based Compensation. ASC 718-10, Stock Compensation, requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and non-vested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the Black-Scholes model to estimate fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Deferred Tax Asset. Bankshares, using a third party agent routinely evaluates the likelihood of the recognition of deferred tax assets. The analysis is used to determine if a valuation allowance for deferred tax assets is necessary. Bankshares reviews and analyzes various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted.

Bankshares considered positive evidence such as recent financial performance, previous earnings patterns, the recent history of loan charge-offs, non-performing assets, OREO expenses, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within a reasonable time horizon. Bankshares considered negative evidence such as operating losses in prior fiscal periods and trends in market values of its real estate collateral. Bankshares also considered several different economic scenarios in evaluating whether the projected income in future periods was sufficient to recover the NOL over a reasonable time horizon. In addition, Bankshares considered tax planning strategies that would impact the timing and extent of taxable income. The projected performance metrics over the period of NOL recognition indicates that, as of December 31, 2011, it is more likely than not that Bankshares will not have sufficient taxable income in the future to recognize all of the deferred tax assets, and a valuation allowance was recognized.

Results of Operations

2011 compared to 2010. For the year ended December 31, 2011, the net loss amounted to $6.0 million thousand compared to net income of $705 thousand for 2010. Basic and diluted net income (loss) per common share was $(1.17) in 2011 and $0.14 in 2010. Return on average equity was -17.13% in 2011 compared to 1.89% in 2010. The net interest margin was 3.55% in 2011 compared to 3.79% in 2010. The key drivers of our net loss were the terminated merger expenses of $1.2 million, a decreased net interest margin, OREO write-downs, the settlement of a legal action relating to the previous sale of a Bank-owned residential property, recognition of a $5.3 million valuation allowance for deferred tax assets, and the fair value adjustment on the FHLB advance of $3.1 million.

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

Interest Income and Expense

Net interest income (on a fully tax equivalent basis) for the year ended December 31, 2011 was $16.2 million compared to $19.4 million for the same period in 2010. Interest income on earning assets was $5.3 million lower for the year ended December 31, 2011, compared to 2010. Of the $5.3 million decrease in interest income, $1.2 million is attributable to the $24.7 million lower average balance in loans. The decrease in yield from 5.94% to 5.65% in the loan portfolio also contributed $1.1 million to the decrease in interest income. The reduction in the average balance in the investment securities portfolio was $22.9 million and contributed $914 thousand to the reduction in interest income. The decrease in yield from 4.49% to 2.92% in the investment securities portfolio also contributed $2.0 million to the decrease in interest income. This was offset by the decrease in interest expense of $2.3 million. The average balance of interest-bearing deposits decreased by $41.6 million and contributed $839 thousand to the reduction in interest expense. The average rate paid on deposits improved to 1.48% from 1.96%, which reduced interest expense by $1.3 million. A lower average balance of borrowed funds offset a higher rate paid on borrowed funds.

The following table illustrates average balances of total interest-earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans (2)	$320,005	$18,073	5.65%	$344,684	$20,476	5.94%	$360,993	$21,106	5.85%
Trading securities	948	67	7.07%	3,296	214	6.49%	39,375	1,485	3.77%
Investment securities	123,764	3,617	2.92%	146,639	6,580	4.49%	125,039	5,894	4.71%
Federal funds sold	10,956	53	0.48%	17,450	64	0.37%	25,164	56	0.22%

Total interest-earning assets	455,673	21,810	4.79%	512,069	27,334	5.34%	550,571	28,541	5.18%

Non-interest earning assets:
Cash and due from banks	25,934			23,986			18,902
Premises and equipment	1,576			1,843			2,010
Other Real Estate Owned (OREO)	4,295			6,732			10,234
Other assets	15,925			19,735			20,474
Less: allowance for loan losses	(5,450)			(5,420)			(5,350)

Total non-interest earning assets	42,280			46,876			46,270

Total Assets	$497,953			$558,945			$596,841

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$42,566	$118	0.28%	$47,600	$207	0.43%	$46,476	$440	0.95%
Money market deposit accounts	24,318	178	0.73%	24,648	270	1.10%	18,780	274	1.46%
Savings accounts	4,176	6	0.14%	3,875	9	0.23%	3,791	14	0.37%
Time deposits(3)	196,638	3,671	1.87%	233,201	5,577	2.39%	286,262	9,713	3.39%

Total interest-bearing deposits	267,698	3,973	1.48%	309,324	6,063	1.96%	355,309	10,441	2.94%
FHLB advances(4)	41,922	1,042	2.49%	54,301	1,134	2.09%	51,054	1,158	2.27%
Other borrowings	58,749	618	1.05%	55,202	721	1.31%	55,446	1,010	1.82%

Total interest-bearing liabilities	368,369	5,633	1.53%	418,827	7,918	1.89%	461,809	12,609	2.73%

Non-interest bearing liabilities:
Demand deposits	92,300			100,365			96,326
Other liabilities	2,506			2,358			2,751

Total Liabilities	463,175			521,550			560,886
Shareholders’ Equity	34,778			37,395			35,955

Total Liabilities and
Shareholders’ Equity:	$497,953			$558,945			$596,841

Interest Spread (5)			3.26%			3.45%			2.45%

Net Interest Margin (6)		$16,177	3.55%		$19,416	3.79%		$15,932	2.89%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.
(2)	The Bank had average non-accruing loans of $11.5 million, $3.6 million, and $5.2 million in 2011, 2010, and 2009 respectively.
The 2011, 2010 and 2009 interest income excluded from the loans above was $801 thousand, $222 thousands and $256 thousand respectively.
(3)	Average fair value of time deposits as of 2011, 2010, and 2009 was $0, $0 and $11.9 million respectively.
(4)	Average fair value of FHLB advances as of 2011, 2010 and 2009 was $26.9, $26.2 million, and $25.8 million respectively.
(5)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(6)	Net interest margin is net interest income, expressed as a percentage of average earning assets.

Our net interest margin was 3.55% for the year ended December 31, 2011, compared to 3.79% for 2010. The net interest income earned, on a fully taxable equivalent basis, was $16.2 million in 2011 compared to $19.4 million in 2010, a decrease of 16.6%. The decrease in net interest margin was due to a substantial increase in loans on non-accrual and the restructuring of the investment portfolio.

Average loan balances were $320.0 million for the year ended December 31, 2011, compared to $344.7 million for 2010. This is a decrease of $24.7 million, or 7.2%. The related interest income from loans was $18.1 million in 2011, a decrease of $2.4 million from the 2010 level of $20.5 million. The average yield on loans decreased to 5.65% in 2011, a decrease of 29 basis points from 5.94% for the same period in 2010.

Trading securities averaged $948 thousand for the year ended December 31, 2011 compared to $3.3 million for the year ended December 31, 2010. As part of our strategic management of the balance sheet, we took proactive steps to reduce the size of the trading portfolio. In 2010, we continued our strategy to liquidate our trading assets when economically feasible or when market conditions improved. As of December 31, 2011, we held only one trading asset position amounting to $596 thousand. Interest income on trading securities for the year ended December 31, 2011 was $67 thousand compared to $214 thousand for the same period in 2010. The average yield on trading securities increased to 7.07% in 2011 an increase of 58 basis points from 6.49% for the same period in 2010.

Investment securities averaged $123.8 million for the year ended December 31, 2011 compared to $146.6 million for the year ended December 31, 2010. Investment securities income was $3.6 million on a fully taxable equivalent basis for the year ended December 31, 2011 and $6.6 million for the year ended December 31, 2010. The average tax equivalent yields on investment securities for the year ended December 31, 2011 and 2010 were 2.92% and 4.49% respectively.

A certain portion of the Bank’s excess liquidity is invested in federal funds sold. For the year ended December 31, 2011, federal funds sold contributed $53 thousand of interest income, compared to $64 thousand for the same period in 2010.

Average interest-bearing liabilities (deposits and purchased funds) were $368.4 million in 2011, which was $50.5 million less than the 2010 level of $418.8 million. Interest expense for all interest-bearing liabilities amounted to $5.6 million for the year ended December 31, 2011, a $2.3 million decrease from the 2010 level of $7.9 million. The average cost of interest-bearing liabilities for the year ended December 31, 2011 was 1.53% or 36 basis points lower than the 2010 level of 1.89%. The declining and low interest environment allowed for market competitive repricing of certain core deposit products in 2011. Additionally, the brokered certificate of deposit portfolio benefited from the lower interest rate environment as well.

Average time deposits for 2011 were $196.6 million, a decrease of $36.6 million over the 2010 level of $233.2 million. Average FHLB advances were $41.9 million in 2011, which is $12.4 million lower than the 2010 average of $54.3 million. Average other borrowings were $58.7 million as of December 31, 2011, an increase of $3.5 million from the 2010 level of $55.2 million. Other borrowings are principally comprised of customer repurchase agreements and federal funds purchased.

Non-interest-bearing demand deposit balances averaged $92.3 million as of the year ended December 31, 2011, or $8.1 million less than the year ended December 31, 2010 balance of $100.4 million. These balances are subject to seasonal changes.

The following table describes the impact on our tax equivalent interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis

	Years Ended December 31, 2011 compared to 2010			Years Ended December 31, 2010 compared to 2009
	Change Due To:			Change Due To:
	Increase / (Decrease)	Volume	Rate	Increase / (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest Earning Assets:
Investment securities	$(2,963)	$(914)	$(2,049)	$686	$940	$(254)
Trading securities	(147)	(168)	21	(1,271)	(5,978)	4,707
Loans	(2,160)	(1,170)	(1,083)	(630)	(955)	325
Federal funds sold	(11)	(55)	44	8	(7)	15

Total increase (decrease) in interest income	(5,281)	(2,307)	(3,067)	(1,207)	(6,000)	4,793

Interest-Bearing Liabilities:
Interest-bearing deposits	(2,090)	(839)	(1,251)	(4,378)	(1,490)	(2,888)
Borrowed funds	(195)	(524)	329	(313)	93	(406)

Total increase (decrease) in interest expense	(2,285)	(1,363)	(922)	(4,691)	(1,397)	(3,294)

Increase (decrease) in net interest income	$(2,996)	$(944)	$(2,145)	$3,484	$(4,603)	$8,087

Loan Portfolio

In its lending activities, Bankshares seeks to develop substantial relationships with clients whose business and individual banking needs will grow with the Bank. Bankshares has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. Bankshares grants credit to commercial business, commercial real estate, real estate construction, residential real estate and consumer borrowers in the normal course of business. The loan portfolio net of discounts and fees was $306.9 million as of December 31, 2011 or $25.4 million lower than the December 31, 2010 level of $332.3 million. The decline in the loan portfolio is attributable to the pay down of loans that more than offset the production of new loans during the year. Loan reductions during 2011 resulted from scheduled loan amortizations of approximately $10 million; scheduled maturities and pay offs of approximately $12 million; strategic reductions in exposure of approximately $10 million (generally due to credit or concentration risk). In addition, approximately $10 million of loans were repaid from borrower asset sales or re-financings.

The following tables summarize the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of the dates indicated:

	Loan Portfolio As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Residential real estate	$101,248	$110,862	$110,449	$92,764	$78,462
Commercial real estate	137,610	146,222	153,314	154,929	151,017
Construction/land	39,176	43,017	50,140	71,771	114,305
Commercial and industrial	26,820	27,517	40,585	44,409	50,736
Consumer - non real estate	2,022	4,692	4,413	3,028	3,704
Other	—	—	479	470	—

Total Loans	$306,876	$332,310	$359,380	$367,371	$398,224

	Ratio of Loans to Total Year-end Loans by Portfolio Segment

	As of December 31,
	2011	2010	2009	2008	2007
Residential Real Estate	33%	34%	31%	25%	20%
Commercial Real Estate	45%	44%	43%	42%	38%
Construction/land	13%	13%	14%	20%	29%
Commercial and industrial	9%	8%	11%	12%	13%
Consumer - non real estate	0%	1%	1%	1%	1%

Total loans	100%	100%	100%	100%	100%

Substantially all loans are initially underwritten based on identifiable cash flows and supported by appropriate advance rates on collateral which is independently valued. Commercial loans are generally secured by accounts receivable, equipment and business assets. Commercial real estate is secured by owner-occupied or income producing commercial properties of all types. Real estate construction loans are supported by projects which generally require an appropriate level of pre-sales or pre-leasing. Generally, all commercial and real estate loans have full recourse to the owners and/or sponsors. Residential real estate is secured by first or second trusts on both owner-occupied and investor-owned residential properties.

As noted in the table above, loans secured by various types of real estate constitute a significant portion of total loans. Commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the Metropolitan Washington, D.C. area with the heaviest concentration in Northern Virginia and Fairfax County in particular. Risk is managed through diversification by sub-market, property type, and loan size. Risk is further managed by seeking investment property loans with multiple tenants and by emphasizing owner-occupied loans. The average loan size in this portfolio is $634 thousand as of December 31, 2011.

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

The bulk of the reduction in the loan portfolio from 2010 to 2011 is concentrated in residential and commercial real estate loan portfolios. While modest growth occurred across the various loan categories in the form of new borrowing clients and new loans to existing borrowers, the impact of that growth was overshadowed by loan balance reductions from planned reduction in exposure to higher risk clients, pay offs from clients following asset sales or other borrower liquidity events, and lower borrowings under commercial revolving credit facilities.

The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2011:

	Loan Maturity Distribution As of December 31, 2011
	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$14,889	$10,131	$1,800	$26,820
Construction/land	27,465	8,784	2,927	39,176

Total	$42,354	$18,915	$4,727	$65,996

Loans with:
Fixed rates	$64,716	$75,067	$68,990	$208,773
Variable rates	42,496	51,403	4,204	98,103

Total	$107,212	$126,470	$73,194	$306,876

Asset Quality

Bankshares segregates loans meeting the criteria for special mention, substandard, doubtful and loss from non-classified, or pass rated, loans. Bankshares reviews the characteristics of each rating at least annually, generally during the first quarter of each year. The characteristics of these ratings are as follows:

Pass and watch rated loans (risk ratings 1 to 6) are to persons or business entities with an acceptable financial condition, appropriate collateral margins, appropriate cash flow to service the existing loans, and an appropriate leverage ratio. The borrower has paid all obligations as agreed and it is expected that the borrower will maintain this type of payment history. Routinely, acceptable personal guarantors support these loans.

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

The table below represents Bankshares’ loan portfolio by risk rating, classification, and loan portfolio segment as of December 31, 2011.

	Credit Quality Asset By Class As of December 31, 2011
	(Dollars in thousands)
Internal Risk Rating Grades	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10
Commercial & industrial	$23,901	$927	$224	$1,768	$—	$—	$26,820
Commercial real estate
Owner occupied	63,192	625	1,742	2,610	—	—	68,169
Non-owner occupied	60,069	1,231	8,141	—	—	—	69,441
Construction/land
Residential	9,356	175	599	3,753	876	—	14,759
Commercial	16,018	—	1,662	5,837	900	—	24,417
Residential real estate
Equity Lines	27,311	430	718	95	552	—	29,106
Single family	56,134	4,876	—	5,347	—	—	66,357
Multifamily	5,785	—	—	—	—	—	5,785
Consumer - non real estate	1,836	—	186	—	—	—	2,022

Totals	$263,602	$8,264	$13,272	$19,410	$2,328	$—	$306,876

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

When payments are 90 days or more in arrears or when Bankshares determines that it is no longer prudent to recognize current interest income on a loan, Bankshares may classify the loan as non-accrual. Three lending relationships are major contributors to the increase in non-accrual levels during 2011. The first relationship, with an aggregate exposure of $4.6 million, continues to make note payments but payments are inconsistent and its ability to sustain payments remains in question. The second relationship, with an aggregate exposure of $2.3 million, was to be curtailed in the fall of 2011 from the sale of collateral property. The proposed sale did not occur as anticipated due to a utility easement issue with the collateral property. The third relationship has an exposure of $2.3 million. The collateral appears adequate at this time while Bankshares works with the client to sell underlying property.

From time to time, a loan may be past due 90 days or more but is in the process of collection and thus warrants remaining on accrual status. Bankshares had no such loans at December 31, 2011.

The following table sets forth the aging and non-accrual loans by class as of December 31, 2011:

	Aging and Non-accrual Loans By Class As of December 31, 2011
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	90-days Past Due and Still Accruing	Non- accrual Loans
Commercial & industrial	$1,228	$367	$—	$1,595	$25,225	$—	$977
Commercial real estate
Owner occupied	121	—	2,610	2,731	65,438	—	2,610
Non-owner occupied	—	992	—	992	68,449	—	—
Construction/land
Residential construction	—	—	540	540	14,219	—	540
Other construction & land	—	1,225	5,988	7,213	17,204	—	7,139
Residential real estate
Equity Lines	304	33	184	521	28,585	—	236
Single Family	74	29	1,733	1,836	64,521	—	1,762
Multifamily	—	—	—	—	5,785	—	—
Consumer-non real estate	186	—	—	186	1,836	—	—

Total loans	$1,913	$2,646	$11,055	$15,614	$291,262	$—	$13,264

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

The allowance for loan losses was $5.4 million at December 31, 2011, or 1.76% of loans outstanding, compared to $5.3 million or 1.59% of loans outstanding, at December 31, 2010. Bankshares has allocated $2.3 million of the allowance at December 31, 2011 compared to $873 thousand at December 31, 2010 for specific non-performing loans. For the year ended December 31, 2011, Bankshares had net charge-offs of $1.4 million compared to net charge-offs of $2.1 million in the same period of 2010.

As part of its routine credit administration process, Bankshares engages an outside consulting firm to review our loan portfolio periodically. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses.

In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by Bankshares, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, non-accruing, and potential problem loans, and the quality of collateral securing loans. Loan losses are charged against the allowance when Bankshares believes that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. After charging off all known losses incurred in the loan portfolio, management considers on a quarterly basis whether the allowance for loan losses remains adequate to cover its estimate of probable future losses, and establishes a provision for loan losses as appropriate. Because the allowance for loan losses is an estimate, as the loan portfolio and allowance for loan losses review process continues to evolve, there may be changes to this estimate and elements of the methodology used that may have an effect on the overall level of allowance maintained.

The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Analysis of the Allowance for Loan Losses As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$5,281	$5,619	$5,751	$6,411	$4,377

Provision for loan losses	1,549	1,753	2,995	4,724	5,824

Chargeoffs:
Commerical and industrial	10	477	390	1,124	1,054
Construction/land	404	173	843	2,247	1,675
Residential real estate	1,044	1,450	1,619	2,372	988
Commercial real estate	173	69	321	209	84
Consumer - non real estate	71	70	121	62	46

Total chargeoffs	1,702	2,239	3,294	6,014	3,847
Recoveries:
Commerical and industrial	116	10	35	219	4
Construction/land	—	18	28	354	—
Residential real estate	134	66	39	48	48
Commercial real estate	9	35	16	2	—
Consumer - non real estate	6	19	49	7	5

Total recoveries	265	148	167	630	57

Net chargeoffs	1,437	2,091	3,127	5,384	3,790

Balance, end of period	$5,393	$5,281	$5,619	$5,751	$6,411

Allowance for loan losses to total loans	1.76%	1.59%	1.56%	1.57%	1.61%
Allowance for loan losses to non-accrual loans	0.41X	2.8X	1.3X	1.7X	0.4X
Non-performing assets to allowance for loan losses	333.19%	177.96%	240.17%	289.41%	378.43%
Non-performing assets to total assets	3.51%	1.75%	2.34%	2.91%	4.48%
Net chargeoffs to average loans	0.45%	0.61%	0.87%	1.43%	0.97%

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

	Allowance for Loan Losses As of December 31, 2011
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
Beginning Balance:	$463	$1,420	$700	$2,613	$85	$5,281
Charge-offs	(10)	(173)	(404)	(1,044)	(71)	(1,702)
Recoveries	116	9	—	134	6	265
Provision	(359)	252	1,512	123	21	1,549

Ending Balance:	$210	$1,508	$1,808	$1,826	$41	$5,393

Individually evaluated for impairment	$—	$135	$1,376	$760	$—	$2,271

Collectively evaluated for impairment	$210	$1,373	$432	$1,066	$41	$3,122

Loans:
Ending Balance:	$26,820	$137,610	$39,176	$101,248	$2,022	$306,876

Individually evaluated for impairment	$977	$2,610	$7,678	$1,999	$—	$13,264

Collectively evaluated for impairment	$25,843	$135,000	$31,498	$99,249	$2,022	$293,612

Non-Performing Assets

Impaired Loans (Loans with a Specific Allowance Allocation). As of December 31, 2011, there were no loans with impairment allocations that were not also in non-accrual status. At December 31, 2010, a $2.4 million loan was carried as impaired which was subsequently placed on non-accrual status in the first quarter of 2011.

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

On December 31, 2011, there were $13.3 million in loans on non-accrual status compared to $1.9 at December 31, 2010. The $13.3 million non-accrual loan balance consists mostly of loans secured by residential and commercial real estate in the Northern Virginia area. The specific allowance for impaired loans as of December 31, 2011 was $2.3 million.

Total Non-Performing Assets. As of December 31, 2011, we had $18.0 million of non-performing assets on the balance sheet compared to $9.4 million as of December 31, 2010, an increase of $8.6 million. This increase is due to the addition of several non-accrual lending relationships and troubled debt restructurings during 2011.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Credit Quality Information
Non-performing assets:
Impaired loans	$—	$2,400	$1,227	$1,428	$2,928
Non-accrual loans	13,264	1,903	4,394	3,467	17,082
Total loans past due 90 days and still accruing	—	256	—	—	—
Troubled debt restructurings (not on non-accrual)	956	212	—	—	—
OREO	3,748	4,627	7,875	11,749	4,277

Total non-performing assets	$17,968	$9,398	$13,496	$16,644	$24,287

Specific reserves associated with impaired loans	$2,271	$873	$1,495	$1,148	$2,163

Non-performing assets to total assets	3.51%	1.75%	2.34%	2.91%	4.48%

Specific Reserves. As of December 31, 2011, we had $2.3 million in specific reserves for non-performing loans, as compared to $873 thousand at December 31, 2010.

Other Real Estate Owned (OREO). As of December 31, 2011, we had $3.7 million classified as OREO on the balance sheet, compared to $4.6 million as of December 31, 2010. The OREO balance includes $1.3 million which relates to residential acreage in the Winchester, Virginia area, $879 thousand which relates to residential building lots in Woodstock, Virginia, and $720 thousand which relates to residential/ farm property in Charles Town, West Virginia. The remainder is made up of five additional properties totaling $900 thousand at December 31, 2011.

In March 2012, two related non-accrual loans were converted to OREO via purchase of the collateral property at foreclosure. As a result, the second trust note in the amount of $348 thousand (previously fully impaired and reserved for in the Allowance for Loan Loss Reserve) was charged off in the first quarter of 2012 and the improved property (residential property in Fairfax County, Virginia) was purchased into OREO for $970 thousand.

The table below reflects the OREO activity in 2011:

	As of December 31
	2011	2010	2009
	(Dollars in thousands)
Beginning balance on January 1	$4,627	$7,875	$11,749
Properties acquired at foreclosure	434	1,973	3,602
Capital improvements on foreclosed properties	—	55	55
Sales on foreclosed properties	(959)	(4,918)	(5,873)
Valuation adjustments	(354)	(358)	(1,658)

Balance, end of year December 31	$3,748	$4,627	$7,875

Loans Held for Sale. As of December 31, 2011 and 2010, there were no loans held for sale. The Bank is not actively marketing mortgage loans for sale at this time or conducting mortgage lending operations through ABMD.

Trading Assets

The trading portfolio amounted to $596 thousand as of December 31, 2011 compared to $2.1 million as of December 31, 2010. Management does not intend on adding securities to the trading asset portfolio. As of December 31, 2011, the portfolio contains one PCMO security with a fair value of $596 thousand. The security was rated AAA by at least one rating service at the time the security was acquired. As of December 31, 2011, the security was rated below investment grade. The security is performing consistent with expectations. If market conditions warrant, the Bank will consider selling this security prior to receiving final principal payment from the routine monthly cashflow. The current effective portfolio yield is 5.44%.

The following table reflects our trading assets and effective yield on the instruments as of the dates indicated:

	Trading Assets December 31,
	2011		2010		2009
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)
U.S. government agency securities	$—	0.00%	$—	0.00%	$3,536	5.08%
PCMOs (1)	596	5.44%	2,075	5.32%	3,924	5.36%

Total Trading Assets	$596	5.44%	$2,075	5.32%	$7,460	5.23%

(1)

As of December 31, 2011, trading assets consisted of one PCMO instrument. This PCMO was rated AAA by at least one ratings agency on the purchase date. Curently the security has a rating below investment grade. This instrument is currently performing as expected.

Beginning in 2009, the size of the trading asset portfolio was significantly reduced as part of an overall strategic direction to minimize the trading asset portfolio. The Company continued to execute the strategy to minimize the trading asset portfolio during 2011 and 2010, eliminating its U.S. government agency trading assets and further reducing its PCMO trading securities.

Investment Securities – Available for Sale

We actively manage our portfolio duration and composition with changing conditions and changes in balance sheet risk management needs. Additionally, securities are pledged as collateral for certain borrowing transactions and repurchase agreements. During 2011, we modified our investment portfolio strategy with the objectives of shortening portfolio duration, reducing price volatility, and being positioned to opportunistically take gains. Declines in longer term interest rates during the second quarter resulted in attractive gains on selected securities sales. During the third quarter, additional gains were realized as we took advantage of unprecedented declines in interest rates coincident with repositioning the investment portfolio in anticipation of the pending merger. These gains also served to offset the negative impact of the increase in the $25 million FHLB Advance which is subject to quarterly valuation under fair value option accounting.

On December 31, 2011, our investment portfolio contained U.S. treasury notes, callable and non-callable U.S. government agency securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, and municipal securities. U. S. treasury notes were 57.6% or $71.1 million as of December 31, 2011. U.S. government agency securities were $9.8 million or 7.9% of the December 31, 2011 investment portfolio. As of December 31, 2011, PCMOs, CMOs and MBS made up 32.1% of the portfolio or $39.6 million. Municipal securities were 2.4% of the portfolio or $3.0 million as of December 31, 2011. We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $123.5 million on December 31, 2011 compared to $135.9 million at December 31, 2010. Targeted efforts to strategically restructure our balance sheet led to shifts in our investment portfolio mix along with periods where the investment portfolio was smaller than the December 31, 2009 level of $145.0 million. The investment securities’ tax-equivalent yield was 1.02% as of December 31, 2011 compared to the December 31, 2010 yield of 4.28%, due to fluctuations in market rates and changes in the portfolio duration and mix.

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

The following table sets forth a summary of the investment securities portfolio as of the dates indicated:

	Investment Securities December 31,
	2011	2010	2009
	(Dollars in thousands)
Available-For-Sale Securities
U.S. government treasuries	$71,115	$—	$—
U.S. government corporations and agencies	9,751	51,763	49,786
U.S. government agency CMOs	31,038	22,576	45,617
U.S. government agency MBS	7,698	14,805	10,462
PCMOs	950	17,621	22,076
Municipal securities	2,911	29,087	17,090

Total Available-For-Sale Securities	$123,463	$135,852	$145,031

The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of December 31, 2011:

	Contractual Maturities of Investment Securities December 31, 2011
	(Dollars in thousands)
	Within One Year		After One Year but Within Five Years		After Five Year but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total (4)	Yield
Available-For-Sale Securities
U.S. government treasuries	$71,119	0.01%	$—	0.00%	$—	0.00%	$—	0.00%	$71,119	0.01%
U.S. government agency securities	—	0.00%	—	0.00%	—	0.00%	9,737	2.63%	9,737	2.63%
U.S. government agency CMOs (1)	—	0.00%	—	0.00%	—	0.00%	30,893	2.16%	30,893	2.16%
U.S. government agency MBS (1)	—	0.00%	—	0.00%	—	0.00%	7,672	2.01%	7,672	2.01%
PCMOs (1)	—	0.00%	—	0.00%	—	0.00%	1,005	2.82%	1,005	2.82%
Municipal securities (2)	—	0.00%	—	0.00%	—	0.00%	2,982	5.06%	2,982	5.06%

Total Available-For-Sale Securities (3)	$71,119	0.01%	$—	0.00%	$—	0.00%	$52,289	2.40%	$123,408	1.02%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.
(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
(3)	We do not hold any held-to-maturity securities as of December 31, 2011.
(4)	Total above is amortized cost and does not include unrealized gain of $55 thousand.
(5)	Total available for sale securities amounted to $123.5 million.

Restricted Securities

Bankshares’ security portfolio contains restricted securities that are required to be held as part of the Company’s banking operations. These include stock of the Federal Reserve Bank, the FHLB and others. The following table summarizes the balances of restricted stock at the dates indicated:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Federal Reserve Bank stock	$1,201	$1,201	$1,201
FHLB stock	3,365	4,948	4,911
Bankers’ Bank stock	206	206	206

Total Restricted Stock	$4,772	$6,355	$6,318

Non-Interest Income

The following table highlights the major components of non-interest income for the periods referenced:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Deposit account service charges	$151	$220	$296	$272	$275
Gain on loan sales	—	—	125	152	1,059
Net gain (loss) on sale of securities	3,372	2,237	1,508	(46)	50
Trading activity and fair value adjustments	(3,132)	(511)	171	(2,328)	(2,672)
Other	299	213	143	132	199

Total	$690	$2,159	$2,243	$(1,818)	$(1,089)

Deposit account service charges consist of routine banking fees such as account maintenance, insufficient funds, online banking, stop payment, and wire transfer fees and amounted to $151 thousand, $220 thousand and $296 thousand, for each of the years ended December 31, 2011, 2010 and 2009, respectively.

The ABMD division did not generate any gains on loan sales in 2011 and 2010; however, there were $125 thousand in gains in 2009.

In the year ended December 31, 2011, we had a net gain of $3.4 million on the sale of investment securities. This represents an increase of $1.1 million from the 2010 net gain of $2.2 million. The net gain on the sale of investment securities for 2009 was $1.5 million. Bankshares views the available for sale investment portfolio as a tool in managing the overall balance sheet and liquidity positions of the organization. From time to time, Bankshares will sell investment securities to achieve certain business objectives. These sales may result in gains or losses depending on the timing and book value of instruments sold.

Fair value adjustments recorded for the year ended December 31, 2011 resulted in a net loss of $3.1 million, compared to a net loss of $511 thousand for the same period in 2010, an increase of $2.6 million. The net loss was primarily driven by the negative adjustment of $3.1 million on the FHLB advance. The negative adjustment of $3.1 million was due to lower market rates and management electing to use a more advanced model in valuing the FHLB advance. The movement of interest spreads had an adverse effect on the FHLB advance’s value. At contractual maturity the FHLB advance will become due at par and any previously recorded loss will be accreted to income as maturity approaches. At December 31, 2011, trading activity and fair value adjustments associated with the trading assets generated a net gain of $10 thousand. Trading security and fair value adjustments for the year ended December 31, 2010 was $64 thousand in net loss.

Our other non-interest income is predominately from ATM fees and investment management fees which amounted to $130 thousand, $213 thousand and $143 thousand, for each of the years ended December 31, 2011, 2010 and 2009, respectively. Bankshares did not generate any non-interest income from investment management fees due to the Company’s decision to phase out investment management operations during the third quarter of 2010.

Non-Interest Expense

During 2011, Bankshares made important progress toward its strategic goal of by decreasing our non-interest expenses.

Non-interest expense for the year ended December 31, 2011, amounted to $16.2 million compared to $18.3 million for the same period in 2010, a decrease of $2.1 million. A key component of non-interest expense is salary and benefits expense. This expense for the year ended December 31, 2011 was $5.4 million, compared to the 2010 level of $6.9 million, a decrease of $1.5 million. Occupancy and equipment expenses were $2.9 million compared to the 2010 level of $3.4 million, a decrease of $494 thousand.

OREO expense was $454 thousand for the year ended December 31, 2011 compared to $841 thousand for the same period in 2010. The OREO balance consists of mostly undeveloped land with little maintenance cost and valuation write-downs. Non-interest expense for the year ended December 31, 2011 also included $1.2 million in terminated merger related expenses and $414 thousand for settlement-related expenses in connection with a legal action relating to the previous sale of a Bank-owned residential property, each with no similar charge in 2010.

Non-interest expense for 2010 amounted to $18.3 million, compared to the 2009 level of $20.9 million. Salary and benefits costs in 2010 and 2009 were $6.9 million and $7.0 million, respectively. Other operating expenses amounted to $11.4 million in 2010 and $13.9 million in 2009. OREO expenses in 2010 were 841 thousand as compared to $2.4 million in 2009.

The components of other operating expenses for the periods referenced were as follows:

	Other Operating Expense Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Business development	$216	$361	$557	$621	$704
Office expense	303	549	624	772	882
Bank operations expense	589	296	339	309	358
Data processing	1,651	1,023	828	796	723
Professional fees	1,598	2,192	1,775	1,832	1,748
FDIC insurance	850	1,369	2,239	605	168
Merger expenses	1,158	—	—	—	—
Other	1,093	1,305	2,514	1,459	1,502

Total	$7,458	$7,095	$8,876	$6,394	$6,085

Data processing expenses increased to $1.7 million at December 31, 2011 compared to $1.0 million at December 31, 2010, an increase of $700 thousand. This increase is due to the conversion of our core operating system in the first quarter of 2011. Professional fees reduced to $1.6 million at December 31, 2011 compared to $2.2 million at December 31, 2010. This reduction is attributable to lesser consulting fees associated with the data processing conversion in 2011 than were paid in 2010. FDIC insurance expense reduced to $850 thousand at December 31, 2011 compared to $1.4 million at December 31, 2010. This decrease is directly related to the FDIC changing the method of calculating the assessment in early 2011.

Fredericksburg Business Initiative. In 2010, the Bank was successful in terminating the leases of two of the Fredericksburg locations. As of December 31, 2011, the Bank is continuing to market the space for a potential branch site in the Cosner’s Corner area in Fredericksburg. Bankshares has recorded a liability of $205 thousand as of December 31, 2011 for the estimated present value of the potential differential between the contractual rental obligations and potential subleasing income.

Income Taxes

We recorded income tax expense of $5.0 million in 2011 compared to income tax expense of $344 thousand in 2010.

Bankshares routinely evaluates the likelihood of the recognition of deferred tax assets. The analysis is used to determine if a valuation allowance for deferred tax assets is necessary. Our analysis reviews various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted.

Bankshares performed an analysis to determine if a valuation allowance for deferred tax assets was necessary. Our analysis reviewed various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted. The three year cumulative loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. We considered positive evidence such as previous earnings patterns, multiyear business projections and the potential realization of net operating loss, (NOL) carry forwards within the prescribed time periods. In addition, we considered tax planning strategies that would impact the timing and extent of taxable income. Based on the analysis and the guidance in the relevant accounting literature, it is not considered more likely than not that Bankshares will be able to realize all its deferred tax assets. A valuation allowance of $5.3 million related to the deferred tax assets has been recorded at December 31, 2011.

Deposits

Bankshares seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including from title and escrow agency customers.

At December 31, 2011, the deposit portfolio was $380.4 million, a decrease of $26.5 million compared to the December 31, 2010 level of $406.9 million. The interest-bearing deposits on average cost the Bank 1.48% for the year ended December 31, 2011 or 48 basis points less than 2010 average cost of 1.96%. As key interest rates declined over the past year, Bankshares repriced deposits at lower levels.

At December 31, 2011, Bankshares’ non-interest bearing demand deposits were $112.5 million compared to $124.6 million at December 31, 2010, a $12.2 million, or 9.8% decrease. Average non-interest bearing demand deposits were $92.3 million for the year ended December 31, 2011 compared to average demand deposits of $100.4 million at December 31, 2010, a decrease of $8.1 million, or 8.0%. The disparity between the December 31, 2011 balance of non-interest bearing deposits of $112.5 million and the average balance for the year 2011 of non-interest bearing deposits of $92.3 million is directly related to seasonal and cyclical changes in the business activities of our title and escrow agency client base. Frequently, our title and escrow agency clients experience strong deposit growth around the end of a month or quarter.

Bankshares currently uses wholesale brokered deposits. Bankshares believes these types of funds offer a reliable stable source of funds for the Bank. Frequently the interest rates associated with wholesale brokered deposits are significantly lower than general customer rates in our markets. As market conditions warrant and balance sheet needs dictate, Bankshares may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, Bankshares has potential risk for non-renewal by the customer and/or broker.

As of December 31, 2011, Bankshares had $122.4 million of wholesale brokered certificates of deposit which is $22.4 million higher than the December 31, 2010 level of $100.0 million. This increase is due to management utilizing these instruments to lengthen the duration of the liabilities on the balance sheet.

The following table shows the maturity distribution and coupon rate of wholesale brokered certificate of deposits at December 31, 2011:

Maturity Distribution of Brokered Deposits by Year
Maturity Year	Amount	Average Coupon Rate
	(Dollars in thousands)
2012	$52,454	1.23%
2013	37,562	1.53%
2014	22,423	1.58%
2015	10,000	1.90%

	$122,439	1.44%

The following table details the average amount of, and the average rate paid on, the following primary deposit categories for the periods indicated:

	Average Deposits and Average Rates Paid Years Ended December 31,
	2011			2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-bearing liabilities:
Interest-bearing demand deposits	$42,566	$118	0.28%	$47,600	$207	0.43%	$46,476	$440	0.95%
Money market deposit accounts	24,318	178	0.73%	24,648	270	1.10%	18,780	274	1.46%
Savings accounts	4,176	6	0.14%	3,875	9	0.23%	3,791	14	0.37%
Time deposits	196,638	3,671	1.87%	233,201	5,577	2.39%	286,262	9,713	3.39%

Total interest-bearing deposits	267,698	$3,973	1.48%	309,324	$6,063	1.96%	355,309	$10,441	2.94%

Non-interest bearing deposits	92,300			100,365			96,326

Total deposits	$359,998			$409,689			$451,635

The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2011:

	Certificates of Deposit Maturity Distribution December 31, 2011
	Three Months or Less	Three Months to Six Months	Six Months to Twelve Months	Over Twelve Months	Total
	(Dollars in thousands)
Certificates of deposit:
Less than $100,000	$33,055	$19,800	$21,208	$80,521	$154,584
Greater than or equal to $100,000	3,755	4,938	14,237	15,634	38,564

Total	$36,810	$24,738	$35,445	$96,155	$193,148

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

Total shareholders’ equity was $28.1 million as of December 31, 2011 compared to the December 31, 2010 level of $33.7 million. The change in equity is primarily attributable to Bankshares’ net loss for 2011 of $6.0 million. Book value per common share was $5.50 as of December 31, 2011, compared to $6.60 as of December 31, 2010. The net unrealized gain on available-for-sale securities amounted to $36 thousand, net of tax, as of December 31, 2011, compared to a net unrealized loss on available-for-sale securities of $288 thousand, net of tax, as of December 31, 2010.

The following table reflects the components of shareholders equity on a book value per share basis.

	December 31,
	2011	2010	2009
Book Value Per Share, beginning of the period	$6.60	$6.49	$7.28

Net income (loss) per common share	(1.17)	0.14	(0.86)
Stock based compensation	—	—	0.09
Effects of Changes in Other Comprehensive Income [1]	0.07	(0.03)	(0.02)

Book Value Per Share, end of the period	$5.50	$6.60	$6.49

[1]	Other Comprehensive Income represents the unrealized gains or losses associated with available-for-sale securities and the related reclassification adjustments.

Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. It is Bankshares’ current policy to retain earnings to support its banking operations and its business risk profile.

On June 30, 2003, the Trust privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The Trust issued $310 thousand in common equity to Bankshares. Simultaneously, the Trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through December 31, 2011, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of December 31, 2011 the total amount of deferred and compounded interest owed under the indenture is $890 thousand. The base interest rate as of December 31, 2011 was 3.70% and as of December 31, 2010 was 3.45%.

All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of shareholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At December 31, 2011 and December 31, 2010, the entire amount was considered Tier 1 capital. Management does not expect the restrictions on Tier 1 capital treatment of trust preferred securities that were enacted by the Dodd-Frank Act to impact the Tier 1 capital status of the Trust Preferred Capital Notes, as the Dodd-Frank Act’s restrictions generally do not apply to trust preferred securities issued prior to enactment by institutions with fewer than $15 billion in assets.

Bankshares is considered “well capitalized” as of December 31, 2011, 2010 and 2009. The following table shows our capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis December 31,
	2011	2010	2009
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$20,440	$20,427	$20,427
Capital surplus	25,915	25,857	25,835
Retained earnings (deficit)	(18,269)	(12,311)	(12,897)
Less: disallowed assets	—	(2,990)	(1,211)
Add: Qualifying Trust Preferred Securities	10,000	10,000	10,000

Total Tier 1 capital	38,086	40,983	42,154

Tier 2 Capital:
Qualifying allowance for loan losses	3,828	4,400	5,071

Total Tier 2 capital	3,828	4,400	5,071

Total Risk Based Capital	$41,914	$45,383	$47,225

Risk weighted assets	$304,676	$352,277	$405,988

Quarterly average assets	$506,050	$547,008	$596,841

	December 31,			Regulatory
	2011	2010	2009	Minimum
Capital Ratios:
Tier 1 risk based capital ratio	12.5%	11.6%	10.4%	4.0%
Total risk based capital ratio	13.8%	12.9%	11.6%	8.0%
Leverage ratio	7.5%	7.5%	7.1%	4.0%
Equity to assets ratio	5.6%	6.3%	5.7%	N/A

The regulatory risk based capital guidelines establish minimum capital levels for the Bank to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0%, tier 1 risk based capital ratio of 6.0% and total risk based capital ratio of 10.0%. As of December 31, 2011, the Company had capital ratios in excess of the regulatory minimums to be “well capitalized.” The Bank and Bankshares continuously monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization.

Purchased Funds and Other Borrowings

Purchased funds and other borrowings include repurchase agreements (repos), which Bankshares offers to commercial customers and affluent individuals, federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up of the following four categories: customer repos, outstanding federal funds purchased, the Trust Preferred Capital Notes and FHLB advances. Customer repos amounted to $40.4 million at December 31, 2011, compared to $43.1 million at December 31, 2010 and $37.7 million at December 31, 2009. FHLB advances amounted to $44.4 million at December 31, 2011, compared to $41.2 million at December 31, 2010 and $50.8 million at December 31, 2009. Other borrowings were $0, $5 thousand and $9.6 million at December 31, 2011, December 31, 2010 and December 31, 2009 respectively. The Trust Preferred Capital Notes were $10.3 million for all periods presented.

An analysis of the purchased funds distribution is presented below for the periods indicated:

	Purchased Funds Distribution Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
At Period End
FHLB long-term advances, at fair value	$29,350	$26,208	$25,761
FHLB long-term advances	15,000	15,000	25,000
Customer repos	40,420	43,148	37,716
Purchased funds and other borrowings	—	5	9,574
Trust Preferred Capital Notes	10,310	10,310	10,310

Total at period end	$95,080	$94,671	$108,361

Average Balances
FHLB long-term advances, at fair value	$26,922	$26,196	$26,054
FHLB long-term advances	15,000	28,105	25,000
Customer repos	36,666	35,759	33,017
Purchased funds and other borrowings	11,773	9,133	12,119
Trust Preferred Capital Notes	10,310	10,310	10,310

Total average balance	$100,671	$109,503	$106,500

Average rate paid on all borrowed funds, end of period	2.00%	1.77%	1.86%

Average rate paid on all borrowed funds, during the period	1.65%	1.69%	2.04%

Maximum outstanding during period	$108,431	$126,156	$117,551

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

At December 31, 2011 and December 31, 2010, the FHLB long-term advance accounted for on a fair value basis had a value of $29.4 million and $26.2 million respectively, and matures in 2021. The increase in fair value of this advance at December 31, 2011 compared to December 31, 2010 is due to lower market interest rates and management electing to use a more advanced model in valuing the FHLB advance. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% for all periods presented. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at December 31, 2011, and December 31, 2010.

At December 31, 2011, there was one FHLB advance accounted for on a cost basis. Bankshares entered into this floating rate advance in the first quarter of 2010 for $15.0 million. The advance matures in 2012 and the interest rate at December 31, 2011 was 0.379%. The weighted average interest rate for both FHLB advances at December 31, 2011 is 3.07%.

Fair Value Liability Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, portions of the investment and debt markets have experienced a period of significant distress and dysfunction, and market values for certain financial instruments may not be readily available. Although certain portions of the investment and debt markets have improved, the fair value of an instrument is not the same as a liquidation value. In evaluating the fair value of funding instruments, Bankshares determined that the typical valuation techniques did not take into account the distressed investment and debt markets. As such, Bankshares considered other factors such as typical spreads for the instruments, conversion swaptions, swap curves, discounted cash flow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of December 31, 2011 and December 31, 2010, the fair value of the long-term FHLB advance accounted for on a fair value basis was $29.4 million and $26.2 million respectively.

Liquidity

Bankshares specifically focuses on liquidity management to meet the demand for funds from its depositors and lending clients as well as expenses that it incurs in the operation of its business. Bankshares has a formal liquidity management policy and a contingency funding policy used to assist management in executing the liquidity strategies necessary for the Bank. Similar to other banking organizations, the Bank monitors the need for funds to support depositor activities and funding of loans. Bankshares’ client base includes a significant number of title and escrow businesses which have more deposit inflows and outflows than a traditional commercial business relationship. The Bank maintains additional liquidity sources to support the needs of this client base. As noted in the risk factors section of this Form 10-K, loss of relationship officers or clients could have a material impact on Bankshares’ liquidity position through a reduction in average deposits.

Bankshares’ Chief Financial Officer and Controller monitor its overall liquidity position daily. Bankshares can and will draw upon federal funds lines with correspondent banks, draw upon reverse repurchase agreement lines with correspondent banks and use FHLB advances as needed. Bankshares’ deposit customers frequently have lower deposit balances in the middle of the month, and balances generally rise toward the end of each month. As such, Bankshares uses wholesale funding techniques to support its balance sheet and asset portfolios, although its longer term plan is to increase deposits from its local retail and commercial deposits and maintain available wholesale funding sources as additional liquidity.

As of December 31, 2011, Bankshares had $45.8 million in cash and due from banks to support the business activities and deposit flows of its clients. The Bank maintains credit lines at the FHLB and other correspondent banks. At December 31, 2011, the Bank had a total credit line of $106.9 million with the FHLB with an unused portion of $66.9 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. At December 31, 2011, the Bank had $30.0 million in secured borrowing capacity and $4.0 million in unsecured borrowing capacity (both reverse repurchase agreements and federal funds purchased) from correspondent banks. As of December 31, 2011, the Bank did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. The Bank is also eligible to borrow from the Federal Reserve Discount Window subject to the collateral requirements and other terms and conditions that may exist. In addition to the borrowing capacity described above, Bankshares and the Bank may sell investment securities, loans and other assets to generate additional liquidity. Bankshares anticipates maintaining sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.

Return on Average Assets and Average Equity

The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Average total assets	$497,953	$558,945	$596,841

Average stockholders’ equity	$34,778	$37,395	$35,955

Net income (loss)	$(5,958)	$705	$(4,396)

Cash dividends declared	$—	$—	$—

Return on average assets	-1.20%	0.13%	-0.74%

Return on average stockholders’ equity	-17.13%	1.89%	-12.23%

Average stockholders’ equity to average total assets	6.98%	6.69%	6.02%

Off-Balance Sheet Activities

Bankshares and the Bank enter into certain off-balance sheet arrangements in the normal course of business to meet the financing needs of customers. These off-balance sheet arrangements include commitments to extend credit, standby letters of credit and financial guarantees which would impact the overall liquidity and capital resources to the extent customers accept and/or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. See Note 19 of the Notes to Consolidated Financial Statements for further discussion of the nature, business purpose and elements of risk involved with these off-balance sheet arrangements. With the exception of these off-balance sheet arrangements, we have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their effect on us, see “Recent Accounting Pronouncements” in Note 2 of the Notes to Consolidated Financial Statements contained herein.

Quarterly Financial Results

The following tables list quarterly financial results for the years ended December 31, 2011 and 2010:

	Quarterly Data 2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Interest income	$4,653	$5,398	$5,746	$5,909
Interest expense	1,313	1,356	1,447	1,517

Net interest income	3,340	4,042	4,299	4,392
Provision for loan losses	344	130	769	306

Net interest income after provision for loan losses	2,996	3,912	3,530	4,086
Non interest income	339	(651)	818	184
Non interest expense	4,654	4,067	3,764	3,723

Income before income taxes	(1,319)	(806)	584	547
Provision (benefit) for income taxes	4,894	(303)	191	182

Net Income (loss)	$(6,213)	$(503)	$393	$365

Net income (loss) per common share, basic	$(1.22)	$(0.10)	$0.08	$0.07

Net income (loss) per common share, diluted	$(1.22)	$(0.10)	$0.08	$0.07

	2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Interest income	$6,441	$6,491	$6,925	$6,981
Interest expense	1,676	1,866	2,070	2,306

Net interest income	4,765	4,625	4,855	4,675
Provision for loan losses	425	378	675	275

Net interest income after provision for loan losses	4,340	4,247	4,180	4,400
Non interest income	1,134	351	413	261
Non interest expense	4,983	4,336	4,411	4,547

Income before income taxes	491	262	182	114
Provision (benefit) for income taxes	333	20	(9)	—

Net Income	$158	$242	$191	$114

Net income per common share, basic	$0.03	$0.05	$0.04	$0.02

Net income per common share, diluted	$0.03	$0.05	$0.04	$0.02

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Since Bankshares actual balance sheet movement is not static (maturing and repayment dollars being rolled back into like instruments for new terms at current market rates), these changes in net interest income are indicative only of the magnitude of interest rate risk in the balance sheet and not necessarily reflective of the income Bankshares would actually receive.

The ALM model results for December 31, 2011 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points and a static balance sheet, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 1.2%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 0.9%.

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

The table below shows, as of December 31, 2011 and 2010, ALM model results under various interest rate shocks:

	December 31, 2011		December 31, 2010
Interest Rate Shocks	NII	EVE	NII	EVE
-200 bp	-3.6%	-6.5%	-6.9%	9.4%
-100 bp	-0.9%	-3.1%	-2.1%	5.3%
+100 bp	1.2%	1.2%	2.3%	-6.6%
+200 bp	2.9%	3.2%	4.7%	-11.8%

All results above are within Bankshares current interest rate risk policy guidelines.

Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative gap position within one year was -$2.3 million, or -0.5% of total assets, at December 31, 2011. While this measurement technique is common in the financial services industry, it has limitations and is not Bankshares’ sole tool for measuring interest rate sensitivity. Bankshares does not believe this model accurately reflects its true short-term and long-term interest rate exposure. As an example, $22.1 million of the investment and trading securities at December 31, 2011 are classified as greater than five years due to the contractual maturity of the instruments. Investment and trading securities are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $22.1 million of investment and trading securities as the “within three month” category, which further suggests a more balanced short-term interest rate position for Bankshares.

The following table reflects our December 31, 2011 “static” interest rate gap position:

	December 31, 2011
	Maturing or Repricing
	Within 3 Months	4 - 12 Months	1 -5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest earning assets:
Investment securities	$80,866	$—	$21,140	$21,457	$123,463
Trading securities	—	—	—	596	596
Loans	45,693	48,254	126,469	73,196	293,612
Interest-bearing deposits	43,874	—	—	—	43,874
Federal funds sold	16,567	—	—	—	16,567

Total interest earning assets	187,000	48,254	147,609	95,249	478,112

Interest-bearing liabilities:
Interest-bearing demand deposits	48,649	—	—	—	48,649
Money market deposit accounts	23,370	—	—	—	23,370
Savings accounts & IRAs	2,826	—	—	—	2,826
Time deposits	36,810	60,183	81,746	14,409	193,148

Total interest-bearing deposits	111,655	60,183	81,746	14,409	267,993

FHLB long term advances, at fair value	—	—	—	29,350	29,350
FHLB long term advances	15,000	—	—	—	15,000
Customer repurchase agreements	40,420	—	—	—	40,420
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	177,385	60,183	81,746	43,759	363,073

Period Gap	$9,615	$(11,929)	$65,863	$51,490	$115,039

Cumulative Gap	$9,615	$(2,314)	$63,549	$115,039	$115,039

Cumulative Gap / Total Assets	1.9%	-0.5%	12.4%	22.5%	22.5%

During the next twelve months $97.0 million of time deposits are due to reprice or mature. Of the $97.0 million, $52.5 is brokered deposits. Current pricing of the brokered deposits reflected an interest rate savings on deposits maturing in the next twelve months. The impact of future repricing on interest expense will depend upon the interest rate environment at that time.

Interest Rate Risk Management Summary. As part of its interest rate risk management, Bankshares typically uses the trading and investment portfolio and its wholesale funding instruments to balance its interest rate exposure. There is no guarantee that the risk management techniques and balance sheet management strategies Bankshares employs will be effective in periods of rapid rate movements or extremely volatile periods. Bankshares believes its strategies are prudent and within its policy guidelines in the base case of its modeling efforts as of December 31, 2011.

Item 8. Financial Statements and Supplementary Data

Alliance Bankshares Corporation

Consolidated Financial Statements

For the Years Ended December 31, 2011 and 2010

With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alliance Bankshares Corporation

Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Alliance Bankshares Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bankshares Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Alliance Bankshares Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Yount Hyde & Barbour, P.C.

Winchester, Virginia

April 17, 2012

Alliance Bankshares Corporation

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in thousands, except per share amounts)

	2011	2010
ASSETS
Cash and due from banks	$45,837	$24,078
Federal funds sold	16,567	17,870
Trading securites, at fair value	596	2,075
Investment securites available-for-sale, at fair value	123,463	135,852
Restricted stock, at cost	4,772	6,355
Loans, net of allowance for loan losses of $5,393 and $5,281	301,483	327,029
Premises and equipment, net	1,415	1,584
Other real estate owned	3,748	4,627
Accrued interest and other assets	8,602	19,041

TOTAL ASSETS	$506,483	$538,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Non-interest bearing deposits	$112,450	$124,639
Savings and NOW deposits	51,475	56,569
Money market deposits	23,370	25,524
Time deposits	193,148	200,211

Total deposits	380,443	406,943
Repurchase agreements	40,420	43,153
Federal Home Loan Bank advances ($29,350 and $26,208 at fair value)	44,350	41,208
Trust Preferred Capital Notes	10,310	10,310
Other liabilities	2,838	3,212
Commitments and contingent liabilities	—	—

Total liabilities	478,361	504,826

SHAREHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,109,969 and 5,106,819 shares issued and outstanding at December 31, 2011 and 2010	20,440	20,427
Capital surplus	25,915	25,857
Retained (deficit)	(18,269)	(12,311)
Accumulated other comprehensive income (loss), net	36	(288)

Total shareholders’ equity	28,122	33,685

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$506,483	$538,511

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

(Dollars in thousands, except per share amounts)

	2011	2010
INTEREST INCOME:
Loans	$18,073	$20,476
Investment securities	3,513	6,084
Trading securities	67	214
Federal funds sold	53	64

Total interest income	21,706	26,838

INTEREST EXPENSE:
Savings and NOW deposits	124	216
Time deposits	3,671	5,577
Money market deposits	178	270
Repurchase agreements	238	354
FHLB advances	1,042	1,134
Trust preferred capital notes	380	367

Total interest expense	5,633	7,918

Net interest income	16,073	18,920
Provision for loan losses	1,549	1,753

Net interest income after provision for loan losses	14,524	17,167

OTHER INCOME:
Deposit account service charges	151	220
Net gain on sale of available-for-sale securities	3,372	2,237
Fair value adjustments	(3,132)	(511)
Other operating income	299	213

Total other income	690	2,159

OTHER EXPENSES:
Salaries and employee benefits	5,355	6,906
Occupancy expense	2,309	2,663
Equipment expense	632	772
Other Real Estate Owned expense	454	841
Merger Expenses	1,158	—
Operating expenses	6,300	7,095

Total other expenses	16,208	18,277

Income (loss) before income taxes	(994)	1,049
Income tax expense	4,964	344

NET INCOME (LOSS)	$(5,958)	$705

Net income (loss) per common share, basic	$(1.17)	$0.14

Net income (loss) per common share, diluted	$(1.17)	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2011 and 2010

(Dollars in thousands)

	Common Stock	Capital Surplus	Retained (Deficit)	Acccumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total Share- holders’ Equity
BALANCE, DECEMBER 31, 2009	$20,427	$25,835	$(13,016)	$(112)		$33,134

Comprehensive income
Net income	—	—	705	—	$705	705
Other comprehensive (loss) net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $670	—	—	—	—	1,300	—
Less: reclassification adjustment, net income taxes of ($761)	—	—	—	—	(1,476)	—

Other comprehensive (loss), net of tax	—	—	—	(176)	$(176)	(176)

Total comprehensive income	—	—	—	—	$529	—

Stock-based compensation expense	—	22	—	—		22

BALANCE, DECEMBER 31, 2010	$20,427	$25,857	$(12,311)	$(288)		$33,685

Comprehensive (loss)
Net loss	—	—	(5,958)	—	$(5,958)	(5,958)
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale, net of tax of $1,314	—	—	—	—	2,550	—
Less: reclassification adjustment, net income taxes of ($1,146)	—	—	—	—	(2,226)	—

Other comprehensive income , net of tax	—	—	—	324	$324	324

Total comprehensive (loss)	—	—	—	—	$(5,634)	—

Exercise of stock options	13	(5)	—	—		8

Stock-based compensation expense	—	63	—	—		63

BALANCE, DECEMBER 31, 2011	$20,440	$25,915	$(18,269)	$36		$28,122

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,958)	$705
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	1,530	1,074
Gain (loss) on disposal of fixed assets	(20)	9
Provision for loan losses	1,549	1,753
Losses and valuation adjustments on Other Real Estate Owned	354	358
Proceeds from sale of loans held for sale	—	1,983
Stock-based compensation expense	63	22
Net (gain) on sale of securities available-for-sale	(3,372)	(2,237)
Fair value adjustments	3,132	511
Deferred tax expense	4,964	344
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	4,783	2,934
Other liabilities	(374)	280

Net cash provided by operating activities	6,651	7,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	1,303	(14,900)
Purchase of securities available-for-sale	(162,134)	(99,880)
Proceeds from sale of securities available-for-sale	166,591	92,953
Paydowns on securities available-for-sale	10,881	17,675
Net change in trading securities	2,012	5,324
Net change in restricted stock	1,583	(37)
Net change in loan portfolio	23,563	23,006
Proceeds from sale of fixed assets	36	—
Proceeds from sale of Other Real Estate Owned	959	4,918
Capital improvements on Other Real Estate Owned	—	(55)
Purchase of premises and equipment	(461)	(231)

Net cash provided by investing activities	44,333	28,773

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash (expended on):
Non-interest bearing deposits	(12,189)	31,793
Savings and NOW deposits	(5,094)	2,952
Money market deposits	(2,154)	3,062
Time deposits	(7,063)	(62,772)
Repurchase agreements	(2,733)	(4,137)
Proceeds from exercise of stock options	8	—
FHLB advances	—	(10,000)

Net cash (used in) financing activities	(29,225)	(39,102)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,759	(2,593)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	24,078	26,671

CASH AND CASH EQUIVALENTS, END OF YEAR	$45,837	$24,078

The accompanying notes are an integral part of these consolidated financial statements.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

1.	NATURE OF BUSINESS

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

Basis of presentation and consolidation – The consolidated financial statements include the accounts of Alliance Bankshares Corporation, Alliance Virginia Capital Trust I and Alliance Bank Corporation. In consolidation all significant inter-company accounts and transactions have been eliminated. The subordinated debt of the trust is reflected as a liability of Bankshares.

Business – The Bank is a state-chartered commercial bank. Our main business line is commercial banking. We provide services and products to clients located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area.

Use of estimates – In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, fair value of financial assets and liabilities, other-than-temporary impairment of securities, valuation of deferred income taxes and proper valuation of other real estate owned.

Cash and cash equivalents – For the purposes of the consolidated Statements of Cash Flows, Bankshares has defined cash and cash equivalents as those amounts included in the balance sheet caption “Cash and due from banks.”

Trading activities – Bankshares previously engaged in trading activities. Securities that are held principally for resale in the near term are recorded in the trading securities account at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income.

Securities – Investments in debt and equity securities with readily determinable fair values are classified as either held to maturity, available for sale, or trading, based on management’s intent. Available for sale securities are carried at estimated fair value with the corresponding unrealized gains and losses excluded from earnings and reported in other comprehensive income. Gains or losses are recognized in earnings on the trade date using the amortized cost of the specific security sold. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

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

Fair Value Accounting – Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Accounting Standards Codification (ASC) 820-10-20, “Fair Value Accounting”, states that valuation techniques consistent with the market approach, income approach and/or cost approach should be used to measure fair value. Unobservable inputs should reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or the liability. As of December 31, 2011, Bankshares utilized a more advanced model to estimate the fair value of the FHLB advance accounted for under fair value accounting. For the year ended December 31, 2011, there was a negative $3.1 million adjustment to the fair value of the FHLB advance, driven by the decrease in interest rates during the period, and the change in accounting estimate.

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

Allowance for loan losses – The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. Loan losses are charged against the allowance when management believes the inability to collect the loan has been confirmed. All classes of loans are typically charged-off no later than 180 days past due unless they are well secured and in the process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Real estate construction loans carry risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral, at any point in time, may be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be a loan customer, may be unable to finish the construction project as planned because of financial pressure unrelated to the project.

Commercial business and commercial real estate loans carry risks associated with the successful operation of a business or a real estate project, in addition to other risks associated with the ownership of real estate, because the repayment of these loans may be dependent upon the profitability and cash flows of the business or project. In addition, there is risk associated with the value of collateral other than real estate which may depreciate over time and cannot be appraised with as much precision.

Consumer loans carry risks associated with the continued credit-worthiness of the borrower and the value of the collateral (e.g., rapidly-depreciating assets such as automobiles), or lack thereof. Consumer loans are more likely than real estate loans to be immediately adversely affected by job loss, divorce, illness or personal bankruptcy.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

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

Substandard loans are considered to have specific and well-defined weaknesses that jeopardize the viability of Bankshares credit extension. The payment history for the loan has been inconsistent and the expected or projected primary repayment source may be inadequate to service the loan. The estimated net liquidation value of the collateral pledged and/or ability of the personal guarantor(s) to pay the loan may not adequately protect Bankshares. There is a distinct possibility that Bankshares will sustain some loss if the deficiencies associated with the loan are not corrected in the near term. A substandard loan would not automatically meet our definition of impaired unless the loan is significantly past due and the borrower’s performance and financial condition provide evidence that it is probable that Bankshares will be unable to collect all amounts due. Substandard non-accrual loans have the same characteristics as substandard loans; however they have a non-accrual classification.

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

A loan is considered impaired when, based on current information and events, it is probable that Bankshares will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management reviews commercial, construction and real estate loans on the internal watch list as well as loans greater than $250,000 for impairment at least quarterly. Consumer and residential real estate loans are not individually reviewed for impairment unless they are 60 days or more past due on principal and/or interest payments. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled payments when due. Management determines the significance of payment delays and payment shortfalls taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment history, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan level basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. These factors are combined to estimate the probability and severity of inherent loss. When impairment is identified, a specific reserve may be established based on Bankshares’ calculation of the loss embedded in the individual loan. If an impaired loan is 90 days or more past due or if the collection of interest or principal is doubtful, the loan will be placed on nonaccrual status. Any payments received from the borrower will be accounted for on a cash basis.

Troubled Debt Restructurings – In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. As of December 31, 2011, there were $1.2 million of loans classified as TDRs of which $257 thousand were classified as non-accrual. There was $212 thousand in loans classified as TDRs as of December 31, 2010.

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

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

Foreclosed assets or Other Real Estate Owned (OREO) – Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the underlying valuation are included in Other Real Estate Owned Expense in the Consolidated Statements of Operations

Income taxes – Bankshares uses the liability (or balance sheet) approach in financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Stock-based compensation – ASC 718-10, “Stock Compensation”, requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, such as stock options and non-vested shares, based on the fair value of those awards at the date of grant. Compensation cost has been measured using the fair value of an award on the grant date and is recognized over the service period, which is usually the vesting period.

Included within salaries and employee benefits expense for the years ended December 31, 2011 and 2010, is $63 thousand and $22 thousand of stock-based compensation, respectively. As of December 31, 2011 and December 31, 2010, there was $82 thousand and $179 thousand, respectively, of total unrecognized compensation expense, related to stock options, which will be recognized over the remaining requisite service period ending December 31, 2014. For the year ended December 31, 2011, the weighted-average remaining contractual life is 4.8 years.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. There were no grants of stock options in 2011.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

Earnings (loss) per share – Basic earnings (loss) per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by Bankshares relate solely to outstanding stock options and are determined using the treasury method.

Off-balance-sheet instruments – In the ordinary course of business, Bankshares, through its banking subsidiary, has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, standby letters of credit and rate lock commitments. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Advertising and marketing expense – Advertising and marketing costs are expensed as incurred. Advertising and marketing costs for the years ended December 31, 2011 and 2010 were $76 and, $77 thousand, respectively.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank – put presumptively beyond reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Reclassifications – there were no reclassifications in the current year.

Recent Accounting Pronouncements – In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and has led to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2010. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures has been required for periods beginning on or after December 15, 2010. Bankshares has included the required disclosures in its consolidated financial statements. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

The Securities Exchange Commission (SEC) issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. generally accepted accounting principles (GAAP) were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. Bankshares has submitted financial statements in extensible business reporting language (XBRL) format with their SEC filings in accordance with the phased-in schedule.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 was March 28, 2011. The adoption of the new guidance did not have a material impact on the Bankshares’ consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings.” The amendments in this ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring was effective for interim and annual periods ending after June 15, 2011. Bankshares has adopted ASU 2011-01 and included the required disclosures in its consolidated financial statements.

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

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The adoption of the new guidance did not have a material impact on Bankshares consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application was not permitted. Bankshares is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption was permitted because compliance with the amendments was already permitted. The amendments do not require transition disclosures. The adoption of the new guidance did not have a material impact on Bankshares consolidated financial statements.

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

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Bankshares is currently assessing the impact that ASU 2011-11 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the new guidance did not have a material impact on Bankshares consolidated financial statements.

3.	DISPOSTION OF AIA

On December 29, 2009, the Bank entered into and closed on a Stock Purchase Agreement (Agreement) between the Bank as the seller and a group of former AIA executives. The Agreement provides for the purchase of all of the issued and outstanding shares (Shares) of AIA, a wholly-owned insurance agency subsidiary of the Bank. Pursuant to the Agreement, AIA sold the Shares for a total purchase price of $5,025,000. At closing, the Bank received $3,750,000 in cash and closing credits, with the remainder of the purchase price payable pursuant to promissory notes that do not bear interest (Notes), as follows: (1) $650,000 pursuant to the terms of one promissory note that was due and payable in full on February 15, 2011, and (2) $625,000 pursuant to the terms of five promissory notes in the original principal amount of $125,000 each, which are due and payable on February 15, 2011, 2012, 2013, 2014 and 2015, respectively. The Notes contain usual and customary conditions and are secured by a pledge of 9,800 of the 10,000 shares sold at closing.

The $650,000 promissory note due and payable on February 15, 2011 was refinanced as a commercial loan in the normal course of business. This note was paid in full. We received a payment of $90,000 and $83,000 in full satisfaction for the promissory notes due on February 15, 2011 and 2012 respectively. The payment of $90,000 was based on certain performance metrics realized in the ordinary course of business. We established an allowance of $140,000 in 2010 against the remaining promissory notes due through February 2015.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

The results of the operations and the loss on the sale were reported as discontinued operations in the 2009 and 2010 financial statements.

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

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

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

FHLB Advances – Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. As of December 31, 2011, Bankshares had one wholesale liability as a fair value instrument: a long-term Federal Home Loan Bank (FHLB) advance. Wholesale instruments are designated as either Level 2 or Level 3 under the ASC 820-10 fair value hierarchy. Level 2 liabilities are based on quoted market prices using independent valuation techniques for similar instruments with like characteristics. This information is deemed to be observable market data. Level 3 liabilities are financial instruments that are difficult to value due to dysfunctional, distressed markets or lack of actual trading volume. Management gathers certain data to value the instrument, including swap curves, conversion swaptions and discounted cash flows. These data points are modeled to reflect the estimate of the fair value of the liability.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011
Descriptions	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Changes in Fair Value Included in YTD Results
	(Dollars in thousands)
Assets:
Trading securities - PCMOs	$596	$—	$596	$—	$10
Available-for-sale securities:
U.S. government treasuries	71,115	71,115	—	—	—
U.S. government corporations and agencies	9,751	—	9,751	—	—
U.S. government CMOs	31,038	—	31,038	—	—
U.S. government agency MBS	7,698	—	7,698	—	—
PCMOs	950	—	950	—	—
Municipal securities	2,911	—	2,911		—
Liabilities:
FHLB advance	29,350	—	—	29,350	(3,142)

					$(3,132)

	Fair Value Measurements at December 31, 2010
Descriptions	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Changes in Fair Value Included in YTD Results
	(Dollars in thousands)
Assets:
Trading securities - PCMOs	$2,075	$—	$—	$2,075	$(87)
Available-for-sale securities:
U.S. government treasuries	—	—	—	—	—
U.S. government corporations and agencies	51,763	—	25,773	25,990	—
U.S. government CMOs	22,576	—	22,576	—	—
U.S. government agency MBS	14,805	—	14,805	—	—
PCMOs	17,621	—	—	17,621	—
Municipal securities	29,087	—	29,087	—	—
Liabilities:
Brokered certificates of deposit	—	—	—	—	23
FHLB advance	26,208	—	—	26,208	(447)

					$(511)

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

The following tables present the activity in Level 3 fair value measurements for the years ended December 31, 2011 and December 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
	Trading Securities	FHLB Advances	AFS Securities
Beginning balance, January 1, 2011	$2,075	$26,208	$43,611
Transfers into (out of) Level 3	(596)	—	(26,940)
Sales, maturities or calls	(1,489)	—	(16,286)
Realized gains (losses) on assets	10	—	170
Realized (gains) losses on liabilities	—	3,142	—
Unrealized gains (losses) on assets	—	—	(555)

Ending balance, December 31, 2011	$—	$29,350	$—

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
	Trading Securities	FHLB Advances	AFS Securities
Beginning balance, January 1, 2010	$7,460	$25,761	$71,862
Transfers into Level 3	—	—	—
Sales, maturities or calls	(5,298)	—	(58,942)
Realized gains (losses) on assets	(87)	—	1,103
Realized (gains) losses on liabilities	—	447	—
Unrealized gains (losses) on assets	—	—	263
Purchases	—	—	29,325

Ending balance, December 31, 2010	$2,075	$26,208	$43,611

For the assets and liabilities selected for fair value accounting where available, management obtained pricing on each instrument from independent third parties who relied upon pricing models using widely available and industry standard yield curves. At December 31, 2011, the securities previously carried at level three were moved to level two due to the fact that the pricing was identical to the normal market price. Management will continue to monitor these instruments. Changes in fair values associated with fluctuations in market values reported above are reported as fair value adjustments on the Consolidated Statements of Operations.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

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

The following describes the valuation techniques used by Bankshares to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans – Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the underlying collateral, if any. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3. Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Other Real Estate Owned (OREO) – OREO is measured at fair value using an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3. Any fair value adjustments are recorded in the period recognized as Other Real Estate Owned expense in the Consolidated Statements of Operations.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

The following tables summarize Bankshares’ assets that were measured at fair value on a non-recurring basis during the period:

	Carrying Value at December 31, 2011
Description	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans, net of valuation allowance	$6,760	$—	$6,760	$—
OREO	$3,748	$—	$2,275	$1,473

	Carrying Value at December 31, 2010
Description	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans, net of valuation allowance	$3,124	$—	$3,124	$—
OREO	$4,627	$—	$4,627	$—

The following describes the valuation techniques used by Bankshares to measure certain financial assets and liabilities not previously described in this note that are not recorded at fair value on a recurring basis in the financial statements:

Cash, Due from Banks and Federal Funds Sold – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Loans Receivable – For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

Restricted Stock – Restricted investments in correspondent banks are carried at cost based on the underlying redemption provisions of the instruments and therefore are not included in the fair value disclosures.

Accrued Interest – The carrying amounts of accrued interest approximate fair value.

Deposit Liabilities – The fair values disclosed for demand deposits (e.g., interest and noninterest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings – The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.

Trust Preferred Capital Notes – The fair value of Bankshares’ Trust Preferred Capital Notes, which are discussed in Note 12, is estimated using discounted cash flow analyses based on Bankshares’ current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance-Sheet Financial Instruments – The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. Fair value of off-balance sheet financial commitments are considered immaterial and are therefore not included in the table below.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

The following table reflects the fair value of financial instruments for the years ended December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$45,837	$45,837	$24,078	$24,078
Federal funds sold	16,567	16,567	17,870	17,870
Trading securities	596	596	2,075	2,075
Available-for-sale securities	123,463	123,463	135,852	135,852
Loans, net	301,483	297,163	327,029	324,164
Accrued interest receivable	1,815	1,815	2,758	2,758

Financial liabilities:
Noninterest-bearing deposits	$112,450	$112,450	$124,639	$124,639
Interest-bearing deposits	267,993	268,691	282,304	264,176
Short-term borrowings	40,420	40,420	43,153	43,148
FHLB advances	15,000	15,000	15,000	15,000
FHLB advances, at fair value	29,350	29,350	26,208	26,208
Trust Preferred Capital Notes	10,310	10,310	10,310	10,310
Accrued interest payable	1,155	1,155	976	976

5.	TRADING SECURITIES

The following table reflects the remaining trading securities accounted for on a fair value basis and the effective yield of the instruments as of the dates indicated:

	December 31, 2011		December 31, 2010
	(Dollars in thousands)
	Fair Value	Yield	Fair Value	Yield
Trading securities:
PCMOs	596	5.44%	2,075	5.32%

Total trading securities	$596	5.44%	$2,075	5.32%

At December 31, 2011 and 2010, none of the trading securities were pledged. Proceeds from sales and calls of trading securities were $1.2 million and $5.3 million for the years ended December 31, 2011 and 2010, respectively.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

6.	INVESTMENT SECURITIES

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2011 are summarized as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(Dollars in thousands)
Available-for-sale securities:
U.S. treasuries	$71,119	$—	$(4)	$71,115
U.S. government corporations and agencies	9,737	35	(21)	9,751
U.S. government agency CMOs	30,893	195	(50)	31,038
U.S. government agency MBS	7,672	26	—	7,698
PCMOs	1,005	—	(55)	950
Municipal securities	2,982	70	(141)	2,911

Total available-for-sale securities	$123,408	$326	$(271)	$123,463

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2010 are summarized as follows:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(Dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$51,684	$657	$(578)	$51,763
U.S. government CMOs	22,185	596	(205)	22,576
U.S. government agency MBS	14,587	218	—	14,805
PCMOs	17,180	468	(27)	17,621
Municipal securities	30,653	201	(1,767)	29,087

Total available-for-sale securities	$136,289	$2,140	$(2,577)	$135,852

There were no held-to-maturity investments as of December 31, 2011 or 2010.

The amortized cost and fair value of available-for-sale securities as of December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without any penalties.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within one year	$71,119	$71,115
Due after ten years	52,289	52,348

Total	$123,408	$123,463

Proceeds from sales and calls of securities available for sale were $166.6 million and $93.0 million for the years ended December 31, 2011 and 2010, respectively. Gross gains of $4.2 million and $2.3 million and gross losses of $784 thousand and $45 thousand were realized on these sales during 2011 and 2010, respectively. The tax provision applicable to the net realized gain amounted to $1.1 million and $761 thousand, respectively.

At December 31, 2011 and 2010, available-for-sale securities with a carrying value of $111.1 million and $119.8 million, respectively, were pledged to secure repurchase agreements, Federal Home Loan Bank advances, and public deposits and for other purposes required or permitted by law.

The following tables present the aggregate amount of unrealized loss in investment securities as of December 31, 2011 and 2010. The aggregate is determined by summation of all the related securities that have a continuous loss at year end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of year-end.

			December 31, 2011 12 months or more
	Less than 12 months				Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(Dollars in thousands)
U.S. treasuries	$71,115	$(4)	$—	$—	$71,115	$(4)
U.S. government corporations and agencies	3,327	(21)	—	—	3,327	(21)
U.S. government agency CMOs	7,401	(50)	—	—	7,401	(50)
PCMOs	—	—	950	(55)	950	(55)
Municipal securities	526	(4)	525	(137)	1,051	(141)

Total temporarily impaired investment securities:	$82,369	$(79)	$1,475	$(192)	$83,844	$(271)

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

			December 31, 2010 12 months or more
	Less than 12 months				Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(Dollars in thousands)
U.S. government corporations and agencies	$25,195	$(578)	$—	$—	$25,195	$(578)
U.S. government agency CMOs	7,252	(205)	—	—	7,252	(205)
PCMOs	4,103	(27)	—	—	4,103	(27)
Municipal securities	19,862	(1,112)	1,966	(655)	21,828	(1,767)

Total temporarily impaired investment securities:	$56,412	$(1,922)	$1,966	$(655)	$58,378	$(2,577)

Bankshares’ investment security portfolio is primarily comprised of U.S. Treasury Notes and fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments, an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if Bankshares does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the write-down would be included in earnings as a realized loss. As of December 31, 2011 and 2010, management does not consider any of the unrealized losses to be other-than-temporarily impaired and no impairment charges have been recorded.

There are a total of 27 investment securities totaling $83.8 million that have an unrealized loss and are considered temporarily impaired as of December 31, 2011. Management believes the unrealized losses noted in the table above are a result of current market conditions and interest rates, and do not reflect on the ability of the issuers to repay the obligations. Approximately $81.8 million or 97.6% of the investment securities with an unrealized loss are backed by U.S. Government Agencies or Corporations and other forms of underlying collateral.

Bankshares’ investment in FHLB stock totaled $3.4 million at December 31, 2011. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Bankshares does not consider this investment to be other than temporarily impaired as of December 31, 2011 and no impairment has been recognized. FHLB stock is included in restricted stock on the Consolidated Balance Sheets.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

7.	LOANS

The following table summarizes the composition of the loan portfolio by dollar amount and percentage as of the dates indicated:

		December 31,
	2011		2010
	Amount	Percentage	Amount	Percentage
		(Dollars in thousands)
Real estate:
Residential real estate	$101,248	33.0%	$110,862	33.4%
Commercial real estate	137,610	44.8%	146,222	44.0%
Construction/land	39,176	12.8%	43,017	12.9%

Total real estate	278,034	90.6%	300,101	90.3%
Commercial and industrial	26,820	8.7%	27,517	8.3%
Consumer	2,022	0.7%	4,692	1.4%

Gross loans	306,876	100.0%	332,310	100.0%

Less: allowance for loan losses	(5,393)		(5,281)

Net loans	$301,483		$327,029

As of December 31, 2011 and 2010, there were $25 thousand and $894 thousand respectively in checking account overdrafts that were reclassified on the Consolidated Balance Sheets as loans.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

The following tables represent the credit quality of assets by class:

	Credit Quality Asset By Class As Of December 31, 2011
	(Dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10

Commercial and industrial	$23,901	$927	$224	$1,768	$—	$—	$26,820
Commercial real estate
Owner occupied	63,192	625	1,742	2,610	—	—	68,169
Non-owner occupied	60,069	1,231	8,141	—	—	—	69,441
Construction/land
Residential construction	9,356	175	599	3,753	876	—	14,759
Other construction & land	16,018	—	1,662	5,837	900	—	24,417
Residential real estate
Equity Lines	27,311	430	718	95	552	—	29,106
Single family	56,134	4,876	—	5,347	—	—	66,357
Multifamily	5,785	—	—	—	—	—	5,785
Consumer—non real estate	1,836	—	186	—	—	—	2,022

Totals	$263,602	$8,264	$13,272	$19,410	$2,328	$—	$306,876

	Credit Quality Asset By Class As Of December 31, 2010 (Dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10

Commercial and industrial	$24,539	$437	$734	$1,807	$—	$—	$27,517
Commercial real estate
Owner occupied	73,834	634	2,074	3,273	—	—	79,815
Non-owner occupied	59,757	2,732	3,918	—	—	—	66,407
Construction/land
Residential	17,483	1,553	—	3,300	872	—	23,208
Commercial	7,723	1,633	1,492	8,961	—	—	19,809
Residential real estate
Equity Lines	43,266	958	348	397	—	—	44,969
Single family	45,520	6,627	3,312	5,846	—	—	61,305
Multifamily	4,588	—	—	—	—	—	4,588
Consumer—non real estate	4,501	—	—	191	—	—	4,692

Totals	$281,211	$14,574	$11,878	$23,775	$872	$—	$332,310

[1]

Internal risk ratings of pass (rating numbers 1 to 5) and watch (rating number 6) are deemed to be unclassified assets. Internal risk ratings of special mention (rating number 7), substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

The following table sets forth the aging and non-accrual loans by class for December 31, 2011:

	Aging and Non-accrual Loans By Class As of December 31, 2011
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	90-days Past Due and Still Accruing	Non-accrual Loans
Commercial and industrial	$1,228	$367	$—	$1,595	$25,225	$—	$977
Commercial real estate
Owner occupied	121	—	2,610	2,731	65,438	—	2,610
Non-owner occupied	—	992	—	992	68,449	—	—
Construction/land
Residential construction	—	—	540	540	14,219	—	540
Other construction & land	—	1,225	5,988	7,213	17,204	—	7,139
Residential real estate
Equity Lines	304	33	184	521	28,585	—	236
Single Family	74	29	1,733	1,836	64,521	—	1,762
Multifamily	—	—	—	—	5,785	—	—
Consumer -non real estate	186	—	—	186	1,836	—	—

Total loans	$1,913	$2,646	$11,055	$15,614	$291,262	$—	$13,264

	Aging and Non-accrual Loans By Class As of December 31, 2010
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	90-days Past Due and Still Accruing	Non-accrual Loans
Commerical and industrial	$718	$—	$—	$718	$26,799	$—	$—
Commercial real estate
Owner occupied	1,992	—	291	2,283	77,532	—	291
Non-owner occupied	328	—	—	328	66,079	—	—
Construction/land
Residential	2,585	—	1,128	3,713	19,495	256	872
Commercial	1,859	1,917	—	3,776	16,033	—	—
Residential real estate
Equity Lines	427	—	—	427	44,541	—	—
Single Family	5,608	—	478	6,086	55,220	—	740
Multifamily	—	—	—	—	4,588	—	—
Consumer -non real estate	—	91	—	91	4,601	—	—

Total loans	$13,517	$2,008	$1,897	$17,422	$314,888	$256	$1,903

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

8.	ALLOWANCE FOR LOAN LOSSES

The following table summarizes activity in the allowance for loan losses for the year ended December 31:

	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$5,281	$5,619
Provision for loan losses	1,549	1,753
Loans charged off	(1,702)	(2,239)
Recoveries of loans charged off	265	148

Net charge-offs	(1,437)	(2,091)

Balance, end of year	$5,393	$5,281

The following table represents the allocation of allowance for loan losses by segment:

	Allowance for Loan Losses As of December 31, 2011
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
Beginning Balance:	$463	$1,420	$700	$2,613	$85	$5,281
Charge-offs	(10)	(173)	(404)	(1,044)	(71)	(1,702)
Recoveries	116	9	—	134	6	265
Provision	(359)	252	1,512	123	21	1,549

Ending Balance:	$210	$1,508	$1,808	$1,826	$41	$5,393

Individually evaluated for impairment	$—	$135	$1,376	$760	$—	$2,271

Collectively evaluated for impairment	$210	$1,373	$432	$1,066	$41	$3,122

Loans:
Ending Balance:	$26,820	$137,610	$39,176	$101,248	$2,022	$306,876

Individually evaluated for impairment	$977	$2,610	$7,678	$1,999	$—	$13,264

Collectively evaluated for impairment	$25,843	$135,000	$31,498	$99,249	$2,022	$293,612

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

	Allowance for Loan Losses As of December 31, 2010
	(Dollars in thousands)
	Commercial & Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
Ending Balance:	$463	$1,420	$700	$2,613	$85	$5,281

Individually evaluated for impairment	$—	$77	$696	$100	$—	$873

Collectively evaluated for impairment	$463	$1,343	$4	$2,513	$85	$4,408

Loans:
Ending Balance:	$27,517	$146,222	$43,017	$110,862	$4,692	$332,310

Individually evaluated for impairment	$—	$291	$3,272	$740	$—	$4,303

Collectively evaluated for impairment	$27,517	$145,931	$39,745	$110,122	$4,692	$328,007

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

The following tables represent specific allocation for impaired loans by class:

	Specific Allocation for Impaired Loans by Class As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance:
Commercial & Industrial	$977	$1,033	$—	$1,037	$15
Commercial Real Estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	—	—	—	—	—
Other construction & land	2,293	2,293	—	2,199	87
Residential real estate
Single family	963	963	—	968	37
With an allowance recorded:
Commercial & Industrial	—	—	—	—	—
Commercial real estate
Owner occupied	2,610	2,669	135	2,311	20
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	540	546	259	546	—
Other construction & land	4,845	5,049	1,118	5,436	53
Residential Real Estate
Single family	1,036	1,039	759	1,041	22

Total:	$13,264	$13,592	$2,271	$13,538	$234

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

	Specific Allocation for Impaired Loans by Class As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance:
Residential real estate:
Single Family	$306	$322	$—	$320	$9
With an allowance recorded:
Commercial real estate
Owner occupied	291	291	77	293	20
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	3,272	3,428	696	3,353	197
Commercial	—	—	—	—	—
Residential real estate
Single family	434	457	100	434	—

Total:	$4,303	$4,498	$873	$4,400	$226

There were no non-accrual loans excluded from impaired loan disclosures as of December 31, 2011 and 2010. No additional funds are committed to be advanced in connection with impaired loans. At December 31, 2011, there were $1.2 million of loans classified as troubled debt restructured loans of which $257 thousand was classified as non-accrual. There were $212 thousand at December 31, 2010. Of the $1.2 million in troubled debt restructured at December 31, 2011, loans totaling $1.2 thousand are in compliance with the terms of the notes and a loan totaling $257 thousand is in nonaccrual status. The following table reflects loan modifications classified as TDR’s for the year ended of December 31, 2011.

	Modifications
	For the Year Ended December 31, 2011
	(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled debt restructurings
Residential Real Estate-Single family	6	$1,213	$1,213

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

TDR payment defaults during the year ended December 31, 2011 were as follows:

	For the Year Ended December 31, 2011
	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Residential Real Estate- Single family	1	$257

Total	1	$257

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either the TDR is placed in nonaccrual status or a charge-off has occurred.

9.	OTHER REAL ESTATE OWNED

The table below reflects changes in Other Real Estate Owned (OREO) for the periods indicated:

	For the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$4,627	$7,875
Properties acquired at foreclosure	434	1,973
Capital improvements on foreclosed properties	—	55
Sales on foreclosed properties	(959)	(4,918)
Valuation adjustments	(354)	(358)

Balance, end of year	$3,748	$4,627

The table below reflects expenses applicable to OREO for the periods indicated:

	For the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Net loss on sales of OREO	$12	$303
Valuation adjustments	354	358
Operating expenses	88	180

Total OREO related expenses	$454	$841

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

10.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31:

	2011	2010
	(Dollars in thousands)
Leasehold improvements	$1,783	$1,742
Furniture, fixtures and equipment	6,003	5,667

	7,786	7,409
Less: accumulated depreciation and amortization	(6,371)	(5,825)

Premises and equipment, net	$1,415	$1,584

Depreciation and amortization charged to operations in 2011 and 2010 totaled $614 thousand and $695 thousand, respectively.

11.	FEDERAL HOME LOAN BANK ADVANCES

Bankshares has two advances from the FHLB: one fixed rate advance and one floating rate advance. At December 31, 2011 and December 31, 2010, the FHLB advance accounted for on a fair value basis had a value of $29.4 and $26.2 million, respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% at December 31, 2011 and December 31, 2010. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at December 31, 2011 and December 31, 2010. The negative adjustment of $3.1 million in 2011, was due to lower market rates and management electing to use a more advanced model in valuing the FHLB advance starting in the third quarter of 2011.

At December 31, 2011 and December 31, 2010, there was one FHLB advance accounted for on a cost basis. Bankshares entered into this floating rate advance in the first quarter of 2010 for $15.0 million. The advance matures in 2012 and the interest rate at December 31, 2011 and December 31, 2010 was 0.379% and 0.184%, respectively. The weighted average interest rate for both FHLB advances outstanding is 3.07%.

12.	TRUST PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the Trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust preferred capital notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through December 31, 2011, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of December 31, 2011, the total amount of deferred and compounded interest owed under the indenture is $953 thousand. The base interest rate as of December 31, 2011 was 3.70% and as of December 31, 2010 was 3.45%.

All or a portion of the Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of shareholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At December 31, 2011 and December 31, 2010, the entire amount was considered Tier 1 capital.

13.	INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2011	2010
	(Dollars in thousands)
Current	$—	$—
Deferred tax	4,964	344

Income tax expense	$4,964	$344

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

	2011	2010
	(Dollars in thousands)
Computed at the expected statutory rate	$(338)	$357
Tax exempt income, net	(56)	(109)
Other	67	96
Change in valuation allowance	5,291	—

Income tax expense	$4,964	$344

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

Deferred Taxes. Bankshares has recorded a deferred tax asset (DTA) as of December 31, 2011 and 2010. In accordance with ASC 740-10, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the tax benefit generated by net operating losses depends upon the existence of sufficient taxable income within the applicable carryback and carry forward periods. Bankshares periodically assesses the need to establish, increase, or decrease a valuation allowance for deferred tax assets.

Bankshares performed an analysis to determine if a valuation allowance for deferred tax assets was necessary. Our analysis reviewed various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted. The three year cumulative loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. We considered positive evidence such as previous earnings patterns, multiyear business projections and the potential realization of net operating loss, (NOL) carry forwards within the prescribed time periods. In addition, we considered tax planning strategies that would impact the timing and extent of taxable income. Based on the analysis and the guidance in the relevant accounting literature, it is not considered more likely than not that Bankshares will be able to realize all its deferred tax assets. A valuation allowance of $5.3 million related to the deferred tax assets has been recorded at December 31, 2011.

Bankshares evaluated the DTA related to the fair value adjustment of an FHLB advance separately from other DTAs. As the future taxable income implicit in the recovery of the book basis of the fair value adjustment offsets any potential future deductions underlying the DTA, Bankshares determined that no valuation allowance was necessary for this DTA. Bankshares has the ability and intent to retain the FHLB advance until such time as it recovers in value, which could be maturity.

The components of the net deferred tax assets and liabilities are as follows:

	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Bad debt expense	$1,833	$1,795
Deferred rent	17	21
Deferred data processing costs	130	77
Unrealized loss on available-for-sales securities	—	149
Other real estate owned	1,164	1,088
Net operating loss carryforward	1,905	2,690
Other	447	72
Fair value adjustment	1,553	689

	7,049	6,581

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	19	—
Deferred loan costs, net	96	107
Depreciation and amortization	66	18
Other	24	34

	205	159

Net deferred tax assets	$6,844	$6,422
Valuation allowance	(5,291)	—

Deferred tax assets	$1,553	$6,422

On November 6, 2009, a new law was enacted that changes the rules and regulations for NOL carrybacks for large corporations (as defined by the Internal Revenue Service (IRS)). The new rules allow for a carryback period of five years. Bankshares filed the appropriate tax forms seeking a refund of $3.9 million.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

In early 2010, Bankshares received approximately $3.4 million of the refund. The remaining amounts due are related to alternative minimum taxes and we anticipate a full refund of the alternative minimum taxes paid.

Bankshares files income tax returns in the U.S. federal jurisdiction and the state of Virginia. With few exceptions, Bankshares is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2008.

14.	OPERATING EXPENSES

The components of other operating expenses for the years ended December 31, were as follows:

	2011	2010
	(Dollars in thousands)
Business development	$216	$361
Office expense	303	549
Bank operations expense	589	296
Data processing	1,651	1,023
Professional fees	1,598	2,192
FDIC insurance	850	1,369
Merger Expenses	1,158	—
Other	1,093	1,305

Total	$7,458	$7,095

15.	RELATED PARTY TRANSACTIONS AND LETTERS OF CREDIT

Bankshares grants loans and letters of credit to its executive officers, directors and their affiliated entities. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk or present other unfavorable features. The aggregate amount of such loans outstanding at December 31, 2011 and 2010 was approximately $1.5 million and $2.3 million, respectively. During 2011, new loans and line of credit advances to such related parties amounted to $19 thousand in the aggregate and payments amounted to $807 thousand in the aggregate.

Bankshares also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2011 and 2010 amounted to $5.5 million and $1.1 million, respectively.

16.	COMMITMENTS AND CONTINGENCIES

As a member of the Federal Reserve System, Bankshares is required to maintain certain average reserve balances. For the final weekly reporting period in the years ended December 31, 2011 and 2010, the aggregate amounts of daily average required balances were $7.9 million and $10.2 million, respectively.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

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

Total rental expense for the occupancy leases for the years ended December 31, 2011 and 2010 was $1.9 million and $2.3 million, respectively. Bankshares also leases office equipment and vehicles pursuant to operating leases with various expiration dates. Total rental expense for office equipment for the years ended December 31, 2011 and 2010 was $52 thousand and $130 thousand, respectively.

Bankshares leases office space for six of its branch locations, corporate headquarters location, and space in Fredericksburg. These non-cancelable agreements, which expire through March 2019, in some instances require payment of certain operating charges. At December 31, 2011, minimum annual rental commitments under these leases are as follows:

Year	Amount
(Dollars in thousands)
2012	$1,791
2013	1,543
2014	1,239
2015	1,274
2016	1,163
Thereafter	760

Total	$7,770

Bankshares made a decision to exit the Fredericksburg, Virginia market place and is actively attempting to sublease a single facility under lease agreement in the Fredericksburg, Virginia market. Bankshares has recorded a liability of $205 thousand as of December 31, 2011 for the estimated present value of the potential differential between the contractual rental obligations and potential subleasing income.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

17.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31:

	2011	2010
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the year	$5,454	$8,714
Income taxes paid during the year	$—	$—
Supplemental Disclosures of Noncash Activities:
Fair value adjustment for securities	$492	$(267)
Transfer of loans to foreclosed assets	$434	$1,973

18.	DEPOSITS

The aggregate amount of time deposits in denominations of $100 thousand or more at December 31, 2011 and 2010 was $38.6 million and $48.8 million, respectively. Brokered deposits totaled $122.4 million and $100.0 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, the scheduled maturities of time deposits are as follows:

Year	Amount
(Dollars in thousands)
2012	$96,993
2013	53,444
2014	28,302
2015	12,976
2016	1,433

Total	$193,148

Bankshares has made a special effort to obtain deposits from title and mortgage loan closing companies. These balances represent a substantial portion of our non-interest bearing deposits, which creates a real estate industry concentration.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

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

At December 31, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	2011	2010
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$49,424	$34,773
Standby letters of credit	2,139	2,274

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

From time to time Bankshares will enter into forward purchase agreements for investment securities. These purchases generally will settle within 90 days of the end of the reporting period. As of December 31, 2011 Bankshares had no forward purchase commitments.

Bankshares maintains cash accounts and federal funds sold in other commercial banks. The amount on deposit with correspondent institutions, including federal funds sold at December 31, 2011, exceeded the insurance limits of the Federal Deposit Insurance Corporation by $14.4 million.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

20.	SIGNIFICANT CONCENTRATIONS

Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. Commercial real estate loans are 44.8% of the total gross loan portfolio as of December 31, 2011 and total real estate loans are 90.6% of the total gross loan portfolio as of December 31, 2011. The impact of this concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.

21.	EMPLOYEE BENEFITS

Bankshares has a 401(k) defined contribution plan covering substantially all full-time employees and provides that an employee becomes eligible to participate immediately on employment provided they are age 21 or older. Under the plan, a participant may contribute up to 15% of his or her covered compensation for the year, subject to certain limitations. In the first quarter of 2010, Bankshares elected to discontinue the 401(k) matching contributions Matching contributions totaled $3 thousand for the year ended December 31, 2010. Bankshares may also make, but is not required to make, a discretionary contribution for each participant. The amount of contribution, if any, is determined on an annual basis by the Board of Directors. No discretionary contributions were made by Bankshares during the years ended December 31, 2011 and 2010

22.	REGULATORY MATTERS

Federal and state banking regulations place certain restrictions on cash dividends paid and loans or advances made by the Bank to Bankshares. The total amount of dividends which may be paid at any date is generally limited to a portion of retained earnings as defined. As of December 31, 2011, no funds were available to be transferred from the banking subsidiary to the Parent Company, without prior regulatory approval. As of December 31, 2011 and 2010, no cash dividends were declared.

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

Quantitative measures established by regulation to ensure capital adequacy require Bankshares and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that Bankshares and the Bank met all capital adequacy requirements to which they are subject.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

As of December 31, 2011, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Bankshares’ and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total Capital (to Risk Weighted Assets)
Consolidated	$41,914	13.8%	$24,374	8.0%	N/A	N/A
Alliance Bank Corporation	$41,670	13.7%	$24,292	8.0%	$30,158	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$38,086	12.5%	$12,187	4.0%	N/A	N/A
Alliance Bank Corporation	$37,855	12.5%	$12,146	4.0%	$18,095	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$38,086	7.5%	$20,242	4.0%	N/A	N/A
Alliance Bank Corporation	$37,855	7.6%	$19,843	4.0%	$24,804	5.0%
As of December 31, 2010:
Total Capital (to Risk Weighted Assets)
Consolidated	$45,383	12.9%	$28,182	8.0%	N/A	N/A
Alliance Bank Corporation	$44,910	12.8%	$28,089	8.0%	$35,111	10.0%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	$40,983	11.6%	$14,091	4.0%	N/A	N/A
Alliance Bank Corporation	$40,510	11.5%	$14,044	4.0%	$21,067	6.0%
Tier 1 Capital (to Average Assets)
Consolidated	$40,983	7.5%	$21,880	4.0%	N/A	N/A
Alliance Bank Corporation	$40,510	7.4%	$21,838	4.0%	$27,298	5.0%

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

23.	STOCK OPTION PLAN

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

The 1999 Plan and the 2007 Plan are summarized in the following tables:

The fair value of each grant is estimated at the grant date using the Black-Scholes Option-Pricing Model with the following weighted average assumptions (no grants were made in 2011):

December 31, 2010

Dividend yield	0.00%
Expected life	7 years
Expected volatility	71.37%
Risk-free interest rate	2.29%

The expected volatility is based on historical volatility. The risk-free interest rates for the periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on Bankshares’ history and expectation of dividend payouts.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

A summary of the status of Bankshares stock option plan is presented below:

		2011		2010
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price
	(Dollars in thousands)
Outstanding at January 1	500,210	$10.26		684,005	$11.27
Granted	—	—		60,000	2.89
Forfeited	(228,864)	12.19		(243,795)	11.27
Exercised	(3,150)	2.41		—	—
Expired	(10,350)	4.25		—	—

Outstanding at December 31	257,846	$8.88		500,210	$10.26

Exercisable at end of year	198,096	$10.73		373,985	$11.80

Weighted-average fair value per option of options granted during the year	$—			$1.82

The status of the options outstanding at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Year of Expiration	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2012	18,803	1 year	$4.72	18,803	$4.72
2013	39,243	2 years	$9.41	39,243	$9.41
2014	28,175	3 years	$16.44	28,175	$16.44
2015	32,775	4 years	$14.01	32,775	$14.01
2017	66,250	6 years	$10.72	66,250	$10.72
2018	1,600	7 years	$2.32	—	$—
2019	11,000	8 years	$2.08	3,850	$2.08
2020	60,000	9 years	$2.89	9,000	$2.89

	257,846	4.8 years	$8.88	198,096	$10.73

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

24.	NET INCOME (LOSS) PER SHARE

The following table shows the weighted average number of shares used in computing net income (loss) per common share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income (loss) available to common shareholders for the periods presented.

	2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount
	(Dollars in thousands)
Basic net income per share	5,108,757	$(1.17)	5,106,819	$0.14

Effect of dilutive securities, stock options	—		981

Diluted net income per share	5,108,757	$(1.17)	5,107,800	$0.14

Net income (loss) utilized in the earnings per share calculations above	$(5,958)		$705

Average potential common shares of 167,306 and 478,210 have been excluded from the earnings (loss) per share calculation for 2011 and 2010, because their effects were anti-dilutive.

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

25.	PARENT ONLY FINANCIAL INFORMATION

ALLIANCE BANKSHARES CORPORATION

(Parent Corporation Only)

Balance Sheets

December 31, 2011 and 2010

( Dollars in thousands)

	2011	2010
Assets
Cash	$192	$299
Investment in subsidiaries	37,994	43,364
Other assets	1,209	905

Total assets	$39,395	$44,568

Liabilities
Trust preferred capital notes	$10,310	$10,310
Other liabilities	963	573

Total liabilities	$11,273	$10,883

Stockholders’ Equity
Common stock	$20,440	$20,427
Capital surplus	25,915	25,857
Retained (deficit)	(18,269)	(12,311)
Accumulated other comprehensive income (loss), net	36	(288)

Total shareholders’ equity	$28,122	$33,685

Total liabilities and shareholders’ equity	$39,395	$44,568

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

ALLIANCE BANKSHARES CORPORATION

(Parent Corporation Only)

Statements of Operations

For the Years Ended December 31, 2011 and 2010

( Dollars in thousands)

	2011	2010
Other income	$110	(6)

Expenses
Interest expense	$380	$367
Professional fees	5	15
Other expense	207	83

Total expense	$592	$465

Loss before income tax (benefit) and undistributed income (loss) of subsidiaries	$(482)	$(471)
Income tax (benefit)	(194)	(160)

Loss before undistributed income (loss) of subsidiaries	$(288)	$(311)

Undistributed income (loss) of subsidiaries	(5,670)	1,016

Net income (loss)	$(5,958)	$705

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

ALLIANCE BANKSHARES CORPORATION

(Parent Corporation Only)

Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$(5,958)	$705
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Undistributed (income) loss of subsidiaries	5,670	(1,016)
Stock-based compensation expense	63	22
Increase (decrease) in other assets	(271)	115
Increase in accrued expenses	381	49

Net cash (used in) operating activities	(115)	(125)

Cash Flows from Financing Activities
Net proceeds from exercise of stock options	$8	$—
Common stock repurchased	—	—

Net cash (used in) financing activities	8	—

Cash and Cash Equivalents
Net (decrease) in Cash and Cash Equivalents	(107)	(125)
Beginning of Year	299	424

End of Year	$192	$299

Alliance Bankshares Corporation

Notes To Consolidated Financial Statements

26.	MERGER TERMINATION

On July 27, 2011, Eagle Bancorp, Inc. (Eagle), Bankshares and the Bank entered into an Agreement of Merger (Merger Agreement), pursuant to which Bankshares was to merge with and into Eagle, with Eagle being the surviving corporation.

On November 28, 2011, Eagle, Bankshares and the Bank mutually agreed to terminate the Merger Agreement.

In connection with the termination of the Merger Agreement, Bankshares, the Bank and Eagle entered into a Merger Termination Agreement, dated November 28, 2011 (the Termination Agreement). The Termination Agreement provided, among other things, that neither party would incur any termination fee or penalty in connection with termination of the Merger Agreement, including in connection with any solicitation or consummation by Bankshares of a transaction with any third party. In addition, the Termination Agreement provided for mutual releases by the parties from any claims of liability to one another relating to the Merger Agreement or the transactions contemplated thereby and that each party shall be solely responsible for its own expenses and costs incurred in connection with the Merger Agreement and the transactions contemplated thereby.

Bankshares total transaction expenses related to the Merger and its subsequent termination totaled approximately $1.2 million.

27.	SUBSEQUENT EVENTS

Bankshares evaluated subsequent events that occurred after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provided evidence about conditions that did not exist at the date of the balance sheet but arose after that date. As of the report date there were no subsequent events that would cause adjustments to or disclosures in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Bankshares has disclosure controls and procedures to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including Bankshares’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Bankshares’ management evaluated, with the participation of Bankshares’ Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Bankshares’ Chief Executive Officer and Chief Financial Officer concluded that Bankshares’ disclosure controls and procedures were not effective as of December 31, 2011 because Bankshares was unable to file this Annual Report on Form 10-K by the original filing deadline as a result of needing additional time to complete certain testing of its internal control over financial reporting and certain audit procedures.

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

Management assessed the effectiveness of Bankshares’ internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management believes that, as of December 31, 2011, Bankshares’ internal control over financial reporting was ineffective based on those criteria. Specifically, management concluded that Bankshares’ internal control over financial reporting was ineffective as of December 31, 2011 due to a material weakness related to electronic access to certain systems applications, including the general ledger. During the conversion of Bankshares’ data processing systems from one software platform to another, certain personnel were granted system access to a number of applications, including the general ledger, for conversion purposes. The conversion was completed in February 2011. On February 23, 2012, we discovered these access rights were not removed and a number of employees had access beyond their normal job function and responsibility. Bankshares promptly modified the authorizations to properly limit access to the applications according to the employees’ job function and responsibility level. Bankshares also promptly reviewed the various applications for the period in question and found no unauthorized access. Given these actions, Bankshares believes this material weakness in its internal control over financial reporting to have been remediated fully as of February 28, 2012.

In addition, management concluded that there was a material weakness relating to certain financial reporting issues at December 31, 2011. Three adjustments were recommended by the independent auditor to the year-end financial statement. These adjustments relate to the FDIC prepaid assessments, stock based compensation and income taxes. Bankshares is in the process of instituting controls to remediate this weakness.

This annual report does not include an attestation report of Bankshares’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Bankshares’ registered public accounting firm pursuant to rules of the SEC that permit Bankshares to provide only management’s report in this annual report.

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in an amendment to this annual report on Form 10-K filed on or before April 30, 2012.

Item 11. Executive Compensation

The information required by this item will be included in an amendment to this annual report on Form 10-K filed on or before April 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in an amendment to this annual report on Form 10-K filed on or before April 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in an amendment to this annual report on Form 10-K filed on or before April 30, 2012.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in an amendment to this annual report on Form 10-K filed on or before April 30, 2012.

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

	10.1*	Alliance Bankshares Corporation Stock Option Plan, as restated effective March 25, 2003, and further amended April 27, 2005 (incorporated by reference to Appendix A to the definitive proxy statement filed May 2, 2005).

	10.1.1*	Form of Stock Option Agreement for Alliance Bankshares Corporation Stock Option Plan (incorporated by reference to Exhibit 10.1.1 to Form 10-K filed March 31, 2006).

	10.3*	Amended and Restated Employment Agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 10, 2007).

	10.3.1*	Amendment to the Employment Agreement between Alliance Bank and Paul M. Harbolick, Jr. dated as of December 30, 2008 (incorporated by reference to Exhibit 10.3.1 to Form 10-K filed April 15, 2009).

	10.4*	Amended and Restated Employment Agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 10, 2007).

	10.4.1*	Amendment to the Employment Agreement between Alliance Bank and Craig W. Sacknoff, dated as of December 30, 2008 (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed April 15, 2009).

	10.7*	Base Salaries of Named Executive Officers.

	10.8*	Non-Employee Director Compensation.

10.11*	Alliance Bankshares Corporation 2007 Incentive Stock Plan, effective as of June 13, 2007 (incorporated by reference to Appendix A to definitive proxy statement filed April 30, 2007).

10.12*	Form of Stock Option Agreement for Alliance Bankshares Corporation 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.12 to Form 8-K filed November 9, 2007).

10.13*	Employment Agreement between Alliance Bankshares Corporation, Alliance Bank Corporation, and William E. Doyle, Jr., dated as of May 4, 2010 (incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 16, 2010).

10.14*	Employment Agreement between Alliance Bank Corporation and George F. Cave, dated as of October 22, 2010 (incorporated by reference to Exhibit 10.14 to Form 10-Q filed November 15, 2010).

10.15*	Employennt Agreement between Alliance Bank Corporation and Jean S. Houpert, dated as of March 23, 2012 (incorporated by reference to Exhibit 10.15 to Form 8-K filed March 29, 2012)

21	Subsidiaries of the Registrant.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	The following materials from Alliance Bankshares Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Management Contracts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION

(Registrant)

April 17, 2012	/s/ William E. Doyle, Jr.
Date	William E. Doyle, Jr.
Director, President & Chief Executive Officer
(principal executive officer)

April 17, 2012	/s/ Jean S. Houpert
Date	Jean S. Houpert
Executive Vice President &
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 17, 2012	/s/ William M. Drohan
Date	William M. Drohan
Director

April 17, 2012	/s/ Donald W. Fisher, PhD
Date	Donald W. Fisher
Chairman of the Board of Directors
Director

April 17, 2012	/s/ Lawrence N. Grant
Date	Lawrence N. Grant
Director

April 17, 2012	/s/ Robert C. Kovarik, Jr.
Date	Robert C. Kovarik, Jr.
Director

April 17, 2012	/s/ D. Mark Lowers
Date	D. Mark Lowers
Director

April 17, 2012	/s/ Serina Moy
Date	Serina Moy
Director

April 17, 2012	/s/ J. Eric Wagoner
Date	J. Eric Wagoner
Director

April 17, 2012	/s/ Robert G. Weyers
Date	Robert G. Weyers
Director

April 17, 2012	/s/ Oliver T. Carr, III
Date	Oliver T. Carr, III
Director

April 17, 2012	/s/ William E. Doyle, Jr.
Date	William E. Doyle, Jr.
Director, President & Chief Executive Officer
(principal executive officer)

April 17, 2012	/s/ Jean S. Houpert
Date	Jean S. Houpert
Executive Vice President &
Chief Financial Officer
(principal financial and accounting officer)