Form 10-K/A
period 2011-12-31
ALLIANCE BANKSHARES CORP
filed 2012-04-19
CIK 1181001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Alliance Bankshares Corporation’s (“Bankshares”) Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2012 (the “Original Filing”). Bankshares is filing the Amendment solely for the purpose of updating (i) the Report of Independent Registered Public Accounting Firm in Item 8, Financial Statements and Supplementary Data, to reflect changes in language provided by Yount Hyde & Barbour, P.C. and (ii) the Exhibit 23 auditor’s consent to correct a typographical error in the file number of one of the registration statements referenced therein. No attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

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

For the Years Ended December 31, 2011 and 2010

With Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Alliance Bankshares Corporation

Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of Alliance Bankshares Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Bankshares Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

	10.1*	Alliance Bankshares Corporation Stock Option Plan, as restated effective March 25, 2003, and further amended April 27, 2005 (incorporated by reference to Appendix A to the definitive proxy statement filed May 2, 2005).

	10.1.1*	Form of Stock Option Agreement for Alliance Bankshares Corporation Stock Option Plan (incorporated by reference to Exhibit 10.1.1 to Form 10-K filed March 31, 2006).

	10.3*	Amended and Restated Employment Agreement between Alliance Bank and Paul M. Harbolick, Jr. dated March 1, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 10, 2007).

	10.3.1*	Amendment to the Employment Agreement between Alliance Bank and Paul M. Harbolick, Jr. dated as of December 30, 2008 (incorporated by reference to Exhibit 10.3.1 to Form 10-K filed April 15, 2009).

	10.4*	Amended and Restated Employment Agreement between Alliance Bank and Craig W. Sacknoff dated March 1, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed May 10, 2007).

	10.4.1*	Amendment to the Employment Agreement between Alliance Bank and Craig W. Sacknoff, dated as of December 30, 2008 (incorporated by reference to Exhibit 10.4.1 to Form 10-K filed April 15, 2009).

	10.7*	Base Salaries of Named Executive Officers (incorporated by reference to Exhibit 10.7 to Form 10-K filed April 17, 2012).

	10.8*	Non-Employee Director Compensation (incorporated by reference to Exhibit 10.8 to Form 10-K filed April 17, 2012).

10.11*	Alliance Bankshares Corporation 2007 Incentive Stock Plan, effective as of June 13, 2007 (incorporated by reference to Appendix A to definitive proxy statement filed April 30, 2007).

10.12*	Form of Stock Option Agreement for Alliance Bankshares Corporation 2007 Incentive Stock Plan (incorporated by reference to Exhibit 10.12 to Form 8-K filed November 9, 2007).

10.13*	Employment Agreement between Alliance Bankshares Corporation, Alliance Bank Corporation, and William E. Doyle, Jr., dated as of May 4, 2010 (incorporated by reference to Exhibit 10.13 to Form 10-Q filed August 16, 2010).

10.14*	Employment Agreement between Alliance Bank Corporation and George F. Cave, dated as of October 22, 2010 (incorporated by reference to Exhibit 10.14 to Form 10-Q filed November 15, 2010).

10.15*	Employennt Agreement between Alliance Bank Corporation and Jean S. Houpert, dated as of March 23, 2012 (incorporated by reference to Exhibit 10.15 to Form 8-K filed March 29, 2012)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Form 10-K filed April 17, 2012).

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	The following materials from Alliance Bankshares Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to Form 10-K filed April 17, 2012).

*	Management Contracts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION

(Registrant)

April 18, 2012		/s/ William E. Doyle, Jr.
Date		William E. Doyle, Jr.
Director, President & Chief Executive Officer
(principal executive officer)

April 18, 2012	`	/s/ Jean S. Houpert
Date		Jean S. Houpert
Executive Vice President &
Chief Financial Officer
(principal financial and accounting officer)