Form 10-K/A
period 2011-12-31
ALLIANCE BANKSHARES CORP
filed 2012-04-30
CIK 1181001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Alliance Bankshares Corporation common stock held by non-affiliates as of December 31, 2011 was $23,855,189 based on the closing sale price of $4.90 per common share.

The number of shares of common stock outstanding as of April 10, 2012 was 5,109,969.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends Alliance Bankshares Corporation’s (“Bankshares”) Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2012 and amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 19, 2012 (as amended, the “Original Filing”). Bankshares is filing the Amendment solely for the purpose of amending and restating Part III (Items 10, 11, 12, 13 and 14) to provide disclosure that was omitted from the Original Filing in reliance on Instruction G(3) of Form 10-K. No attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Amendment under Item 15 of Part IV hereof.

PART III.

For purposes of this Part III, unless the context indicates otherwise, references to “we,” “us”, “our” and “Alliance” refer to Bankshares and Alliance Bank Corporation (“Alliance Bank”) collectively, and references to the “Board of Directors” or “Board” refer to the Board of Directors of Bankshares.

Item 10. Directors, Executive Officers and Corporate Governance

Information about Directors

The table below shows the current members of the Board of Directors of Bankshares, their ages as of April 1, 2012, the year they first became a director and their business experience during the past five years. In addition, the table below also shows the specific experience, qualifications, attributes and skills that led the Board of Directors of Bankshares to conclude that each person should serve as a director of Bankshares.

Name (Age)	Director Since (1)	Principal Occupation During Past Five Years

Oliver T. Carr, III (47)	2007	Mr. Carr has served as President and Chief Executive Officer of Carr Properties, which is the operating group owned by the Commingled Pension Trust Fund of JPMorgan Chase Bank, N.A. since 2007. Carr Properties manages 3.6 million net rental square feet of commercial office properties in the Washington, D.C. metropolitan area. Mr. Carr was also the founder, President and Chief Executive Officer of Columbia Equity Trust, a publicly traded REIT, and served as Chairman of the board of directors from 2005 to 2007. Mr. Carr has a long history of community service in the Washington, D.C. metropolitan area. He holds a masters degree in real estate development from MIT and a bachelor’s degree from Trinity College and resides in Potomac, Maryland. He serves on the nominating and compensation committees. As a result of Mr. Carr’s extensive real estate and business experience, Mr. Carr provides the Board of Directors with invaluable insights on local business and commercial property trends. Mr. Carr also leverages his management experience to enhance the Board of Directors’ decision-making and oversight processes.

William E. Doyle, Jr. (59)	2010	Mr. Doyle became the President and Chief Executive Officer of Bankshares and Alliance Bank in May 2010, after serving as Interim President and Chief Executive Officer of Bankshares and Alliance Bank since January 2010. Mr. Doyle served as President, Chief Executive Officer and an organizing director of Monument Financial Services, LLC from 2008 through 2009, where he led an organizing group in efforts to form a new community bank in the Richmond, Virginia area. Mr. Doyle also served as President, Chief Executive Officer and an

(1)	Dates prior to 2003 refer to the year in which the director was first elected to the board of directors of Alliance Bank (a predecessor corporation to Bankshares).

Name (Age)	Director Since (1)	Principal Occupation During Past Five Years

		organizing director of Frontier Community Bank (In Organization) in Augusta County, Virginia during 2006 and 2007, as Interim President, Chief Executive Officer and as a director of Citizens Bancorp of Virginia, Inc. in 2004 and 2005, and as President, Chief Executive Officer and director of Guaranty Financial Corporation and Guaranty Bank from 2001 to 2004. Prior to 2001, Mr. Doyle served as Senior Vice President of Retail Banking and Mortgage Banking of the Middleburg Bank and as Corporate Senior Vice President and Director of Marketing of the Consumer Finance Group of Crestar Bank. Mr. Doyle presently serves on the board of directors of the Virginia Bankers Association Management Services Corporation. He has previously served on the boards of directors of the Virginia Bankers Association Benefits Corporation and Bankers Insurance LLC. Mr. Doyle holds a Master’s degree in Business Administration from Duke University and earned a Bachelor of Science in Business Administration degree from Old Dominion University. Drawing from his extensive banking and bank organization experience, Mr. Doyle brings comprehensive knowledge of banking operations and the regulation of depositary institutions to the Board of Directors. Mr. Doyle also contributes his significant corporate governance experience which he has developed serving both banking and nonprofit organizations.

William M. Drohan (58)	1997	Mr. Drohan is a resident of Great Falls, Virginia, and is the President of the Drohan Management Group, an association management and consulting firm. Mr. Drohan served as Chairman of the Board of Directors from 2009 to 2011 and currently serves as Vice-Chairman of the Board of Directors. In addition, he serves on the nominating committee. Mr. Drohan formerly served as Executive Director of the National Association of State Credit Union Supervisors. He also serves on the board of directors of the Consultants Section of American Society of Association Executives and formerly served on the Board of Advisors to the George Washington University School of Business. Mr. Drohan holds BS and MBA degrees. Mr. Drohan has an extensive understanding of the financial services industry and provides the Board of Directors key insights for assessing and managing risks and formulating corporate strategy. Mr. Drohan’s consulting experience offers the Board unique and valuable analytical and problem-solving techniques.

Donald W. Fisher, PhD (66)	2009	Dr. Fisher was appointed Chairman of the Board of Directors in February 2011. He has served as the President and Chief Executive Officer of the American Medical Group Association, or “AMGA” since October 1980. Dr. Fisher also serves as Chairman of the board of directors of AMGA’s subsidiary

Name (Age)	Director Since (1)	Principal Occupation During Past Five Years

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

Lawrence N. Grant, CLUR, CPCU (73)	1996	Mr. Grant founded the Independent Insurance Center, Inc., which writes property and casualty, bonding, life and health coverage for commercial and personal clients, specializing in contractors, restaurants, auto services, and high tech companies, with offices in Leesburg and Winchester, Virginia. Mr. Grant is also President of Fire Mark Insurance Associates, Inc. and is the Treasurer of Associated Risk Managers of Virginia, Inc. Mr. Grant resides in Leesburg, Virginia. He serves on the nominating committee. Mr. Grant has developed extensive risk assessment and risk management expertise that contributes a vital perspective to the Board’s oversight and risk management processes. Mr. Grant has served on the Board of Directors for fifteen years and possesses a strong understanding of Alliance’s history, business, organization and challenges in the current economic environment.

Robert C. Kovarik, Jr. (62)	2011	Mr. Kovarik is a resident of Oakton, Virginia and in September 2008 retired as a partner in the National Professional Practice Group of Ernst & Young, LLP, or “E&Y.” As a partner of E&Y from 2002 to 2008, Mr. Kovarik managed engagements for a wide range of companies in the Mid-Atlantic area. Services provided included audits of financial statements, assistance with SEC filings, internal control reviews, due diligence on potential acquisitions, and other transactional advice and operational reviews. Mr. Kovarik also regularly assisted E&Y engagement teams with consultations on complex or highly judgmental accounting and auditing matters.

Name (Age)	Director Since (1)	Principal Occupation During Past Five Years

		Prior to joining E&Y, Mr. Kovarik was a partner in the Washington and Northern Virginia audit practice of Arthur Andersen LLP from 1986 to 2002. Mr. Kovarik also has taught undergraduate advanced accounting courses at the University of Maryland and graduate courses at the University of Virginia. He serves on the nominating and audit committees and has been determined to be one of the Board of Directors’ audit committee financial experts. Mr. Kovarik brings to the Board of Directors significant experience and expertise in accounting and auditing matters, including resolution of complex accounting issues and review of corporate financial statements. Mr. Kovarik is the chairperson of the audit committee where he contributes his substantial knowledge of financial reporting processes and internal controls that he developed during his 22 years as a partner with two international accounting and audit firms.

D. Mark Lowers (53)	2010	Mr. Lowers is a resident of Round Hill, Virginia and, since 2004, has served as President and Chief Executive Officer of Lowers & Associates, LLC, an international risk management, risk mitigation and loss prevention firm that provides services to insurance companies, banks and other financial institutions. Mr. Lowers also is an owner and director of Proforma Screening Services, a company that provides pre-employment background screening services. Mr. Lowers has over 25 years of experience administering risk management functions including risk assessments, risk mitigation techniques, audits and compliance programs. Mr. Lowers is actively involved in the Loudoun County, Virginia community and currently serves on the board of directors of INOVA Health System. Mr. Lowers served as the Chairman of the board of directors of Loudoun Healthcare, Inc. from 1998 through 2009, and as a director of Loudoun Healthcare, Inc. starting in 1994. He chairs the compensation committee and serves on the nominating committee. Mr. Lowers brings significant risk management expertise and substantial information technology, leadership and corporate governance experience to Alliance. These skills will assist the Board of Directors in managing Alliance’s organizational and operational risks.

Serina Moy (57)	1997	Ms. Moy is a resident of Silver Spring, Maryland and is a principal in Moy, Cheung & Company, a local accounting firm. She became an NTPI Master in Taxation in 2002. Ms. Moy serves on the audit and nominating committees. She has been determined to be one of the Board of Directors’ audit committee financial experts. She is a member of an IRS Focus Group working on improving IRS programs and services, a member of the advisory council to the SBA, a member of the AICPA and NAEA Task Force and was an advisor to the

Name (Age)	Director Since (1)	Principal Occupation During Past Five Years

		Federal Government Single website on the internet. Ms. Moy serves as advisory council for a number of Chinese trade and non-profit organizations in the United States. Ms. Moy brings to the Board of Directors broad experience and expertise in accounting and auditing matters. Through her experience with IRS programs, Ms. Moy has also developed specialized tax knowledge that serves a critical role in the Board’s financial decision making process.

J. Eric Wagoner (61)	2010	Mr. Wagoner is a resident of Darien, Connecticut and has served as a Managing Director, and Head of the High-Yield & Distressed Securities division of, Source Capital Group since 1995. Mr. Wagoner has over 35 years of investment securities experience and has developed specialized expertise in high yield and distressed debt instruments. Over the years, Mr. Wagoner has served on a variety of creditor committees for high profile commercial bankruptcies. Mr. Wagoner holds NASD Series 7, 24 and 63 licenses. Mr. Wagoner serves as a member of the board of directors of Argus Research Group, a leading independent equity research firm, and is a member of the Board of Visitors at Wake Forest University. Mr. Wagoner’s strong understanding of financial markets, investment securities and market analytics will assist the Board of Directors in monitoring and managing risks associated with the investments and funding positions of Bankshares and Alliance Bank. Mr. Wagoner serves on the nominating and audit committees.

Robert G. Weyers (76)	1996	Mr. Weyers is the former owner and former President of KBR Corporation, a commercial and industrial renovation company doing business in the Washington, D.C. metropolitan area, which he sold in 2003. He serves on the nominating, compensation and audit committees. Mr. Weyers resides in Fairfax Station, Virginia. Through managing KBR Corporation, Mr. Weyers has developed extensive executive management and entrepreneurial experience that contributes to the Board’s strategic business analysis and decision-making.

Information about Executive Officers

Information regarding Mr. Doyle, President and Chief Executive Officer is presented in the table above. The table below shows the other current executive officers of Bankshares, their ages as of April 1, 2012, and their business experience during the past five years.

George F. Cave (55), is an Executive Vice President and the Chief Lending Officer. He joined Bankshares and Alliance Bank in November 2010 as Head of Commercial Banking. Prior to joining Alliance, Mr. Cave served as Senior Vice President, Credit Advisor, Family Office Credit Solutions for

SunTrust Bank since July 2008 and, prior to that, served as Senior Vice President and Manager, Private Wealth Management Credit Advisory Services from 2002 to 2008. Mr. Cave has over 30 years of commercial banking and lending experience including 25 years in the Washington, D.C. metropolitan area serving in a variety of banking leadership roles for SunTrust Bank from 1986-2010 and prior to that as a Vice President with United Virginia Bank (later Crestar Bank and now SunTrust Bank) from 1982-1985. In addition, he is active in a number of community leadership roles including having served on the boards and executive committees, as well as serving as chairman of the board of directors, of both the Alexandria and Fairfax County Chambers of Commerce. He has also served on the boards for the Alexandria Hospital and the American Heart Association (Greater Washington Regional Board). Mr. Cave is also an Accredited Wealth Management Advisor.

Jean S. Houpert (47), serves as Executive Vice President and Chief Financial Officer. She served as Senior Vice President and Interim Chief Financial Officer of Bankshares and Alliance Bank from July 2011 until March 2012, served as Senior Vice President and Accounting Director of Alliance Bank from December 2009 to July 2011, and joined Alliance Bank as Accounting Director in October 2008. As Accounting Director, Ms. Houpert was responsible for general oversight of the accounting and financial reporting functions, and actively contributes to oversight and management of Alliance Bank’s operations and to Alliance Bank’s planning and budgeting processes. Before serving as Accounting Director for Alliance Bank, Ms. Houpert served as Vice President and Controller of Millennium Bank, N.A. in Sterling, Virginia from 2004 to 2006. As Vice President and Controller at Millennium Bank, Ms. Houpert was responsible for general oversight of the bank’s accounting function, including responsibility for preparing (i) consolidated financial statements for the holding company, bank and subsidiaries, (ii) call reports and other regulatory reports for the bank and (iii) SEC filings for the bank’s holding company. Before joining Millennium Bank, N.A., Ms. Houpert served as Quality Control Officer at 1st Service Bank in McLean, Virginia from 2003 to 2004 and was a member of audit and advisory engagement teams at Grant Thornton LLP from 1997 to 1999 and from 2000 to 2002, with a final position of Supervising Senior Accountant in Grant Thornton’s Vienna, Virginia office. Ms. Houpert earned a bachelor of business administration from Temple University, graduating cum laude.

Craig W. Sacknoff (62) is an Executive Vice President and a Senior Relationship Manager in commercial banking. He has worked for Alliance Bank since July 1998. He became a Senior Vice President of Alliance Bank when it opened in November 1998 and of Bankshares when it was formed in May 2002 and served in that capacity until his promotion in 2007. Mr. Sacknoff served as Vice President/Commercial Lending of Patriot National Bank from 1991 to 1998. Mr. Sacknoff has over 40 years of experience in banking including commercial, real estate, construction, mortgage and retail positions.

Legal Proceedings and Family Relationships

The Board of Directors is not aware of any involvement in legal proceedings that would be material to an evaluation of the ability or integrity of any director or executive officer; nor is the Board of Directors aware of any family relationship between any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers, and any 10% or greater beneficial owners of Bankshares’ common stock to file reports concerning their ownership of and transactions in Bankshares’ common stock. Based on a review of the reports of changes in beneficial ownership of common stock, Bankshares believes that its directors and executive officers complied with all filing requirements under Section 16(a) of the Exchange Act with respect to 2011.

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

Audit Committee

Bankshares has a separately designated standing Audit Committee established in accordance with the rules and regulations promulgated under the Exchange Act. Current members of the Audit Committee are Messrs. Kovarik, Wagoner and Weyers and Ms. Moy. The Board of Directors has determined that all of the members of the Audit Committee satisfy the independence and financial literacy requirements for audit committee members under the NASDAQ Stock Market (“Nasdaq”) listing standards and applicable SEC regulations. In addition, at least one member of the Audit Committee has past employment experience in finance or accounting or comparable experience which results in the individual’s financial sophistication. The Board of Directors has also determined that Mr. Kovarik, chairperson of the Audit Committee, and Ms. Moy qualify as “audit committee financial experts” within the meaning of applicable regulations of the SEC, promulgated pursuant to the Sarbanes-Oxley Act of 2002.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

In this discussion, we give an overview and analysis of our compensation program and policies. Included in this discussion are certain tables containing specific information about the compensation earned or paid in 2010 and 2011 to the following named executive officers: (i) the individual who served as Chief Executive Officer of Bankshares during 2011, (ii) the individuals who served as Chief Financial Officer (including Interim Chief Financial Officer) during 2011, and (iii) the next two most highly compensated executive officers of Bankshares who received total compensation of $100,000 or more during the fiscal year ended December 31, 2011. No other executive officer of Bankshares earned total compensation in excess of $100,000 for the fiscal year ended December 31, 2011.

Compensation Objectives

The primary objective of the Compensation Committee of the Board of Directors with respect to executive compensation is to evaluate and reward senior executives for performance consistent with improving long-term shareholder value. The committee evaluates each executive’s individual performance along with his or her contribution to the overall organization. The Chief Executive Officer provides specific information to the committee relative to the performance of the other members of the senior management team. The committee considers any recommendations by the Chief Executive Officer; however, the committee determines final compensation for all executives. The core compensation philosophy maintained by the committee and the full Board of Directors is a reward system for achievement. Executives that achieve individual goals are eligible for certain financial rewards. Corporate achievement of organizational goals such as profitability, growth and market expansion warrants additional rewards.

Compensation Components and Committee Process

The key components of our executive compensation program consist of base salary, annual cash bonus program, stock option awards, perquisites and employee benefits.

The Compensation Committee recommends the level of compensation for each executive officer of Bankshares and Alliance Bank, the granting of stock options, employment agreements and other remuneration plans for approval by the Board of Directors. The Compensation Committee is supported by members of management (Human Resources Director, Chief Financial Officer and Chief Executive Officer). These executive officers provide supporting information requested by the Compensation Committee. The Chief Executive Officer regularly attends the Compensation Committee meetings as an invited attendee. The Chief Executive Officer is always excused from the Compensation Committee meetings when his compensation or employment is discussed.

Base Salary

The Compensation Committee believes that base salary for senior executive officers should be targeted at market competitive levels. Base salaries are reviewed annually and adjusted from time to time, based on our review of market data and assessment of Bankshares’ and individual senior executive performance. The base salaries of the named executive officers during 2010 were as follows: Mr. Harbolick $190,800 and Mr. Sacknoff $172,963. In connection with his hiring as Interim President and Chief Executive Officer effective January 28, 2010, Mr. Doyle’s monthly salary equated to an annual base salary of $291,500. In connection with his hiring as President and Chief Executive Officer effective May 4, 2010, his annual base salary was established at $299,500.

Effective March 7, 2011, in recognition of their respective contributions and performance, the Compensation Committee increased the base salaries for the named executive officers as follows: Mr. Harbolick $200,340, and Mr. Sacknoff $181,600. The Compensation Committee maintained Mr. Doyle’s base salary for 2011 at $299,500, and Mr. Cave’s base salary for 2011 at $200,000. In connection with Ms. Houpert’s appointment as Interim Chief Financial Officer, Ms. Houpert’s base salary was increased to $165,000 effective May 19, 2011.

In recognition of their respective contributions and performance for 2011, effective March 1, 2012, the Compensation Committee increased the base salaries for the named executive officers as follows: Mr. Doyle $314,475, and Mr. Cave $220,000. In connection with Ms. Houpert’s appointment as Executive Vice President and Chief Financial Officer, Ms. Houpert’s base salary was increased to $185,000 effective March 23, 2012. Mr. Sacknoff’s base salary remains $181,600 for 2012.

Annual Cash Bonus Program

The goal of the annual cash program in 2011 was to align annual cash bonus incentives with organizational performance and repositioning contributions. A second portion of the annual cash bonus program was based on individual performance. The senior executives were measured on achievement of nonfinancial, individual and department goals. In recognition of their respective contributions to the organization, repositioning and achievement of certain nonfinancial goals, Mr. Cave received a cash bonus of $15,000, Ms. Houpert received a cash bonus of $10,000 and Mr. Sacknoff received a cash bonus of $5,000. Each of these bonuses was paid in 2012.

Perquisites

The Compensation Committee and the Board of Directors believe that reasonable perquisites are necessary to attract and retain talented executives. These perquisites include use of a company-provided automobile or a car allowance, grossed-up for income taxes, and reimbursement of certain automobile expenses, dining club dues, country club dues and supplemental insurance as dictated by the employment agreements. In addition, in 2010, in connection with his service as Interim President and Chief Executive Officer, Mr. Doyle was provided with three months of temporary housing reimbursements and reimbursement of mileage for travel between Charlottesville and Bankshares’ headquarters, with housing costs grossed up for taxes, under his interim employment agreement and in connection with his relocation from Charlottesville, Virginia upon becoming President and Chief Executive Officer, Mr. Doyle was provided with six months of temporary housing reimbursements and reimbursement of moving expenses, with housing costs grossed-up for income taxes, under his employment agreement.

General Employee Benefits

Bankshares offers competitive health, dental, disability and life insurance for all employees. The senior executives are eligible to participate in all of the above programs. In addition, the senior executives are eligible to receive matching 401(k) plan contributions on the same basis as other employees.

Summary Compensation Table for 2011 (1)

The following table sets forth the compensation paid to or earned by Bankshares’ named executive officers for 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus(2) ($)	Option Awards(3) ($)	All Other Compensation ($)		Total ($)

William E. Doyle, Jr.	2011	$299,500	$—	$—	$5,342	(4)	$304,842
President and CEO	2010	$275,241	$—	$62,000	$36,720		$373,961

Jean S. Houpert (5)	2011	$150,338	$10,000	$—	$840	(6)	$161,178
Executive Vice President and CFO

George F. Cave (7)	2011	$206,438	$15,000	$—	$9,832	(8)	$231,270
Executive Vice President

Craig W. Sacknoff	2011	$180,202	$5,000	$—	$11,950	(9)	$197,152
Executive Vice President	2010	$176,895	$10,000	$—	$9,723		$196,618

Former Officer

Paul M. Harbolick, Jr. (10)	2011	$80,807	$—	$—	$127,662	(11)	$208,469
Former Executive Vice President and CFO	2010	$190,800	$35,000	$—	$10,885		$236,685

(1)	Bankshares’ named executive officers are not eligible for non-equity incentive compensation, pension plan benefits or deferred compensation. As a result, there is no reported compensation for “non-equity incentive plan compensation” or “nonqualified deferred compensation earnings.”
(2)	Reflects amounts earned under the Annual Cash Bonus Plan. Annual cash bonus awards are paid in the year following the performance year in which they are earned.
(3)	The amount in this column reflects the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of options awarded to Mr. Doyle during 2010 under the 2007 Incentive Stock Plan pursuant to the terms of his employment agreement. Assumptions used in the calculation of this amount are included in Note 23 to the audited financial statements included in this Form 10-K for the fiscal year ended December 31, 2011. No options were granted to any named executive officer during 2011 or 2010, with the exception of the hiring grant made to Mr. Doyle in 2010.
(4)

Represents $48 in reimbursement of utilities related to temporary housing and $5,294 in automobile expenses, (12) representing Mr. Doyle’s 35% use of the automobile for personal rather than business use.

(5)	Ms. Houpert was appointed as Executive Vice President and Chief Financial Officer effective March 23, 2012, and served as Senior Vice President and Interim Chief Financial Officer from July 29, 2011 to March 23, 2012.
(6)	Represents $840 in commuting expenses.
(7)	Mr. Cave was appointed as Executive Vice President – Head of Commercial Banking effective October 29, 2010, but was not a named executive officer for 2010.
(8)	Represents $9,000 in automobile expenses (12) and $832 in tax gross-ups related to the automobile expenses.
(9)	Represents $11,036 in automobile expenses (12) and $914 in tax gross-ups related to the automobile expenses.
(10)	Mr. Harbolick resigned as Executive Vice President and Chief Financial Officer effective May 18, 2011.
(11)	Represents $288 in travel expenses, $2,372 in club dues, and $125,002 in compensation paid under a consulting agreement.
(12)	Automobile expenses are either the amount of the automobile allowance provided to the named executive officer and any reimbursement of automobile expenses or the aggregate incremental cost to Bankshares of providing an automobile to the named executive officer. The aggregate incremental cost to Bankshares of a named executive officer’s use of a company-provided automobile was determined based upon the vehicle’s lease cost or Bankshares’ cost to own (depreciation), as well as Bankshares’ cost to operate the automobile (insurance, taxes, maintenance and fuel).

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

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information with respect to outstanding option awards held by the named executive officers at December 31, 2011. Bankshares has not issued any restricted stock.

Name	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date (1)

William E. Doyle, Jr.(2)	7,500	42,500	$2.84	5/28/2020

Jean S. Houpert (3)	1,800	1,200	$1.85	3/06/2019
	700	1,300	$2.70	12/03/2019

Craig W. Sacknoff	8,625	—	$4.64	6/26/2012
	17,250	—	$9.66	5/28/2013
	2,588	—	$6.48	1/31/2013
	21,275	—	$16.49	1/02/2014
	4,600	—	$14.00	12/30/2015
	7,000	—	$15.38	3/26/2017
	12,500	—	$9.80	9/26/2017

George F. Cave (4)	1,500	8,500	$3.15	11/16/2020

Former Officer

Paul M. Harbolick, Jr. (5)	—	—	—	—

(1)	Each of these options expires ten years after the date of grant. The unexercisable options vest on a four year schedule from the date of grant, 15% vesting after first year, 20% after the second year, 25% after the third year and the remaining 40% after the fourth year.
(2)	Mr. Doyle’s listed unexercisable options as of December 31, 2011 are scheduled to vest and become exercisable as follows: 10,000 on May 28, 2012; 12,500 on May 28, 2013; and 20,000 on May 28, 2014.
(3)	Ms. Houpert’s listed unexercisable options as of December 31, 2011 are scheduled to vest and become exercisable as follows: 750 on March 6, 2012; 500 on December 3, 2012; 1,200 on March 6, 2013; and 800 on December 3, 2013.
(4)	Mr. Cave’s listed unexercisable options as of December 31, 2011 are scheduled to vest and become exercisable as follows: 2,000 on November 17, 2012; 2,500 on November 17, 2013; and 4,000 on November 17, 2014.
(5)	All of Mr. Harbolick’s unvested options terminated on May 18, 2011 and all of his unexercised vested options terminated three months after May 18, 2011.

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

William E. Doyle, Jr., President and Chief Executive Officer of Bankshares and Alliance Bank, was appointed President and Chief Executive Officer of Bankshares and Alliance Bank effective May 4, 2010, after serving as Interim President and Chief Executive Officer of Bankshares and Alliance Bank beginning January 28, 2010. Mr. Doyle is employed under an agreement with Bankshares and Alliance Bank, dated as of May 4, 2010. The agreement provides for Mr. Doyle’s employment as President and Chief Executive Officer of Bankshares and Alliance Bank for an initial term through May 4, 2012. On May 4, 2012, and on each May 4 thereafter, the agreement will automatically renew for an additional one year term, unless a party provides at least 90 days’ prior notice of nonrenewal. The agreement provides for an initial annual base salary of $299,500 with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Doyle’s current annual base salary is $314,475. Mr. Doyle is eligible to participate in any employee benefit plans maintained by the company for the benefit of its senior executives and for which he is or will become eligible, such as medical, dental and optical insurance, group term life insurance, long term and short term disability insurance, and the 401(k) retirement plan. Mr. Doyle is also provided with a company-owned automobile for business and reasonable personal use during his employment. Under the agreement, Mr. Doyle received a signing grant of 50,000 stock options pursuant to the terms of the 2007 Incentive Stock Plan. In recognition that Mr. Doyle needed to relocate his personal residence from Charlottesville, Virginia to Bankshares’ geographic location, the company agreed to reimburse Mr. Doyle for the reasonable rent and utilities incurred while living in temporary housing in the vicinity of the company for up to six months, limited to a maximum of $2,300 per month, grossed up for taxes. The company also agreed to reimburse Mr. Doyle for necessary and reasonable moving costs, subject to approval by Bankshares’ Board of Directors. If Mr. Doyle’s employment is terminated for any reason, he is entitled to payment of any vested but not yet paid benefits provided under the agreement. If Mr. Doyle’s employment is terminated by the company other than for cause (as defined in the agreement), or if Mr. Doyle resigns for good reason (as defined in the agreement), Mr. Doyle will continue to receive his then current monthly base salary for twelve months following termination, subject to reduction in the event Mr. Doyle receives other income during that period. If Mr. Doyle’s employment is terminated by the company other than for cause or if he resigns for good reason within one year after a change of control (as defined in the agreement), he will receive 2.99 times his average taxable income from the company for the five calendar years immediately preceding the calendar year of the change of control (with compensation for any partial year of employment annualized) (the 5-year average taxable compensation), payable in equal monthly installments over twelve months following the date of termination, but limited to the maximum payment which could be made without any payment being considered an excess parachute payment under Section 280G of the Internal Revenue Code. The agreement includes noncompetition and non-solicitation provisions that are in effect during the term of the agreement and for a period of twelve months following the termination of Mr. Doyle’s employment. The agreement also provides for confidentiality obligations during and following Mr. Doyle’s employment. If Mr. Doyle dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement.

Jean S. Houpert, Executive Vice President and Chief Financial Officer of Bankshares and Alliance Bank, is employed under an employment agreement with Alliance Bank effective as of March 23, 2012 for a one-year term until March 22, 2013. The agreement provides for an automatic one-year renewal each March 22 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary of $185,000 with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Ms. Houpert is eligible for the usual and customary employee benefits from the company including life and disability insurance as provided to executive-level employees. If Ms. Houpert’ s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Ms. Houpert for good reason (as defined in the agreement), Ms. Houpert will be entitled to continue receiving her then current monthly base salary for twelve months. If within one year after a change of control (as defined in the agreement), Ms. Houpert’ s employment is terminated by the company other than for cause or is terminated by Ms. Houpert for good reason, Ms. Houpert will receive $185,000 payable in equal monthly installments over twelve months. Additionally, Ms. Houpert is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation requirements for a period of twelve months following termination of her employment. If Ms. Houpert dies while employed, the company will pay her estate within 60 days of her death all salary and accrued bonus through the end of the month during which her death occurs. No other termination events result in termination payments under the agreement. Prior to March 23, 2012, Ms. Houpert did not have an employment agreement with Bankshares or Alliance Bank.

George F. Cave, Executive Vice President of Alliance Bank, is employed under a one-year employment agreement, with an original term commencing November 8, 2010, and currently in effect until November 8, 2012. The agreement provides for an automatic one-year renewal each November 8 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Cave’s current annual base salary is $220,000. Mr. Cave is eligible for the usual and customary employee benefits from the company including life and disability insurance as provided to executive-level employees. In addition, the agreement provides that the company will pay to Mr. Cave a monthly automobile allowance of $750 per month, net of applicable taxes. Under the agreement, Mr. Cave received a signing bonus of $15,000, which is subject to repayment if Mr. Cave’s employment terminates for any reason prior to November 8, 2011, and a signing grant of 10,000 stock options pursuant to the terms of the 2007 Incentive Stock Plan. If Mr. Cave’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Cave for good reason (as defined in the agreement), Mr. Cave will be entitled to continue receiving his then current monthly base salary for twelve months. If within one year after a change of control (as defined in the agreement), Mr. Cave’s employment is terminated by the company other than for cause or is terminated by Mr. Cave for good reason, Mr. Cave will receive 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over twelve months. Additionally, Mr. Cave is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. If Mr. Cave dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus, if any, through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement.

Craig W. Sacknoff, Executive Vice President of Alliance Bank, is employed under an amended and restated employment agreement, originally effective March 1, 2003, and currently in effect until March 1, 2013. The agreement provides for an automatic one-year renewal each March 1 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provides for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. Mr. Sacknoff’s current annual base salary is $181,600. Mr. Sacknoff is eligible for the usual and customary employee benefits from the company including life and disability insurance as provided to executive-level employees. In addition, the agreement provides that the company will lease a car for Mr. Sacknoff with a lease payment of up to $734.05 per month (as subsequently increased by the Board) and will pay or reimburse Mr. Sacknoff for all maintenance, insurance, fuel and taxes on such car. If, before or after a change of control, Mr. Sacknoff’s employment is terminated by the company other than for cause (as defined in the agreement) or is terminated by Mr. Sacknoff for good reason (as defined in the agreement), Mr. Sacknoff will be entitled to continue receiving his then current monthly base salary for twelve months. If within one year after a change of control (as defined in the agreement), Mr. Sacknoff’s employment is terminated by the company other than for cause or is terminated by Mr. Sacknoff for good reason, Mr. Sacknoff will receive an additional amount equal to the excess of 1.5 times his 5-year average taxable compensation over one year’s base salary, payable in equal monthly installments over eighteen months. Additionally, Mr. Sacknoff is subject to non-disclosure commitments and to non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. If Mr. Sacknoff dies while employed, the company will pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurs. No other termination events result in termination payments under the agreement.

Paul M. Harbolick, Jr., Former Executive Vice President and Chief Financial Officer of Bankshares and Alliance Bank, was employed under an amended and restated employment agreement with Alliance Bank, originally effective March 1, 2003. The agreement terminated on May 18, 2011 upon Mr. Harbolick’s resignation from his positions with Bankshares and Alliance Bank. The agreement provided for an automatic one-year renewal each March 1 subject to a requirement of 60 days’ prior notice in the event of nonrenewal by either party. The agreement provided for an initial annual base salary with an opportunity for base salary increases and bonuses at the discretion of the Board of Directors. During 2011 through May 18, 2011, Mr. Harbolick’s annual base salary was $200,340. Mr. Harbolick was eligible for the usual and customary employee benefits from the company including life and disability insurance as provided to executive-level employees. In addition, the agreement provided that the company would provide a country club allowance of up to $457 per month (as subsequently increased by the Board), and an automobile allowance of $350 per month. If Mr. Harbolick’s employment were terminated by the company other than for cause (as defined in the agreement) or were terminated by Mr. Harbolick for good reason (as defined in the agreement), Mr. Harbolick would have been entitled to continue receiving his then current monthly base salary for the greater of the remainder of his contract term or twelve months. If within one year after a change of control (as defined in the agreement), Mr. Harbolick’s employment were terminated by the company other than for cause or were terminated by Mr. Harbolick for good reason, Mr. Harbolick would have been entitled to receive an amount equal to two years’ compensation (defined as annual base salary plus the average of his last three years’ bonuses) payable in equal monthly installments over twenty-four months. Additionally, Mr. Harbolick’s agreement contained non-disclosure commitments and non-compete commitments within a defined geographic area and non-solicitation commitments for a period of twelve months following termination of his employment. The agreement also provided that if Mr. Harbolick died while employed, the company would pay his estate within 60 days of his death all salary and accrued bonus through the end of the month during which his death occurred. No other termination events would have resulted in termination payments under the agreement.

Following his resignation from Bankshares and Alliance Bank, Mr. Harbolick was engaged as an independent contractor under a consulting agreement, which was effective as of May 19, 2011 for a term of up to six months, to provide certain financial accounting and other advisory and consulting services to Bankshares and Alliance Bank. The agreement provided for Mr. Harbolick to receive $125,000 for consulting services, with half to be paid in a lump sum on May 19, 2011 (subject to repayment if consulting services were not provided as requested) and the remaining half to be paid in monthly installments as consulting services were provided. The agreement also provided for Mr. Harbolick to be reimbursed for reasonable travel and business expenses incurred in connection with providing such consulting services.

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

Potential Payments upon Termination or Change of Control

Pursuant to the terms of their employment agreements and the terms of their outstanding stock options under Bankshares’ stock option plans, as applicable, the named executive officers are (or were) entitled to certain payments or benefits upon a change of control or in connection with certain termination events.

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

Compensation to Be Paid upon Disability or Termination without Cause or for Good Reason

Under certain circumstances, either the executive or the company may desire to end his employment for a reason which is not set forth above. Among other events in this category, the company may terminate the executive’s employment even if he has done nothing wrong, the executive may resign from the company based on a “good reason,” or the company may determine that an executive is unable to continue working for the company due to disability. Under the employment agreements, if the executive is disabled (as defined in the agreement), the company will terminate his employment 90 days after notice of termination is provided to the executive. No additional compensation is payable under the agreements in the case of termination due to disability. Under the employment agreements, termination of an executive for any reason other than for cause, for disability or as a result of the executive’s death will entitle the executive to receive termination compensation from the company. If the executive decides to terminate his employment, then he is only entitled to receive termination compensation payments if he does so for “good reason,” which means the company has changed certain aspects of his employment in a significant way that is not acceptable to him or otherwise fails to fulfill a commitment the company had made to him. In each of these circumstances, for twelve months following the date of termination, the company will pay to the executive an amount equal to one-twelfth of the annual salary which he was earning immediately before the termination. In the event that the executive breaches the confidentiality, non-disclosure or non-competition commitments which he made to the company in his employment agreement, then the company will no longer be required to make these payments. These commitments generally last for twelve months after termination of employment.

Compensation to Be Paid upon Change of Control

Under the employment agreements, a change of control is a significant change of the company’s business or management that fits into one of these categories: (1) another party becomes the owner of enough of the company’s securities to control at least 50% of the voting power under certain circumstances; or (2) as a result of certain transactions, and within two years of the occurrence of such transactions, the people who formerly constituted a majority of the Board no longer constitute a majority of the Board. The executive’s employment agreements provide that any successor to the company, including an entity that becomes a successor as a result of a change of control, must assume and agree to perform the company’s obligations to the executives under the individual employment agreements. If a successor does not assume and agree to perform the company’s obligations under the individual employment agreements, then the executives will be entitled to terminate their employment for good reason and to receive the termination compensation described above. In the case of Mr. Doyle’s employment agreement, if within one year after a change of control (as defined in the agreement) his employment is terminated by the company other than for cause or he resigns for good reason, Mr. Doyle will be entitled to receive up to 2.99 times his 5-year average taxable compensation, payable in equal monthly installments over twelve months, limited to the maximum payment which could be made without any payment being considered an excess parachute payment under Section 280G of the Internal Revenue Code. In the case of Ms. Houpert, if within one year after a change of control, her employment is terminated without cause or she resigns for good reason, she will be entitled to $185,000, payable in equal monthly installments over twelve months. In the case of Mr. Cave, if within one year after a change of control, his employment is terminated without cause or he resigns for good reason, he will be entitled to an amount equal to 1.5 times his 5-year average taxable compensation, payable in equal monthly installments over twelve months. In the case of Mr. Sacknoff, if within one year after a change of control, his employment is terminated without cause or he resigns for good reason, he will be entitled to one year’s base salary payable in equal monthly installments over twelve months, and an additional amount equal to the excess of 1.5 times his 5-year average taxable compensation over one year’s base salary, payable in equal monthly installments over eighteen months. In the case of Mr. Harbolick’s former employment agreement, if within one year after a change of control his employment had been terminated by the company without cause or he resigned for good reason, he would have been entitled to an amount equal to two times his “compensation” (defined in the agreement as current base salary plus the average of the last three years’ bonus payments), payable in equal monthly installments over twenty-four months.

Stock Options

The 1999 Stock Option Plan provides for the grant of stock options to our directors, consultants and key employees. The 2007 Incentive Stock Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and stock awards to our key employees, non-employee directors and non-employee service providers. As of April 1, 2012, only stock options have been granted under the 2007 Incentive Stock Plan.

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

Except in the case of Mr. Harbolick, the table below reflects potential payments to each of our named executive officers in the event of a termination of the named executive officer’s employment with us, whether due to retirement, death, disability, termination for cause, termination with good reason, or termination in connection with a change of control. The amounts shown assume in each case that the change of control or termination occurred on December 31, 2011, and that the relevant stock price was $3.48, which was the closing price of Bankshares’ common stock on December 30, 2011, the last trading day of 2011. Because Mr. Harbolick was no longer serving as an executive officer of the company on December 31, 2011, the information provided in the table below for him reflects the actual payments he received in connection with his departure.

Name	Benefit	Involuntary Termination Without Cause or Voluntary Termination for Good Reason		Involuntary Termination Without Cause or Voluntary Termination for Good Reason after Change of Control		Normal Retirement	Involuntary Termination for Cause or Voluntary Termination without Good Reason	Death		Disability

William E. Doyle, Jr.	Severance Payments	$299,500	(1)	$868,985	(2)	$—	$—	$—	(3)	$—
	Stock Option Vesting-	$—		$27,200	(4)(2)	$—	$—	$—		$—
	Total Value	$299,500		$896,185	(2)	$—	$—	$—		$—

Jean S. Houpert	Severance Payments (5)	$—		$—		$—	$—	$—	(3)	$—
	Stock Option Vesting-	$—		$4,193	(4)	$—	$—	$—		$—
	Total Value	$—		$4,193		$—	$—	$—		$—

George F. Cave	Severance Payments	$210,000	(1)	$302,332		$—	$—	$—	(3)	$—
	Stock Option Vesting-	$—		$2,805	(4)	$—	$—	$—		$—
	Total Value	$210,000		$305,137		$—	$—	$—		$—

Craig W. Sacknoff	Severance Payments	$181,600	(1)	$245,458		$—	$—	$—	(3)	$—
	Stock Option Vesting-	$—		$—	(6)	$—	$—	$—		$—
	Total Value	$181,600		$245,458		$—	$—	$—		$—

Former Officer

Paul M. Harbolick, Jr. (7)	Severance Payments	$—		$—		$—	$—	$—		$—
	Stock Option Vesting	$—		$—		$—	$—	$—		$—
	Total Value	$—		$—		$—	$—	$—		$—

(1)	The continuation of monthly salary payments for twelve months is reflected as a lump sum payment.
(2)	This amount may be reduced in order to avoid excess parachute payments under Section 280G of the Internal Revenue Code, in accordance with the named executive officer’s employment agreement.
(3)	Because the table assumes termination as of December 31, 2011, no amounts are reflected for payment of base salary earned through the end of the month in which death occurs.
(4)	Amounts reflect the difference between exercise price and the closing price on December 30, 2011, the last trading day of 2011.
(5)	As of December 31, 2011, Ms. Houpert did not have an employment agreement or any other agreement that provided severance payments with Bankshares or Alliance Bank. Ms. Houpert entered into her current employment agreement on March 23, 2012.
(6)	No amount is reflected related to the accelerated vesting of unvested stock options because all unvested stock options were “out of the money” as of December 31, 2011.
(7)	Mr. Harbolick resigned as Executive Vice President and Chief Financial Officer of Bankshares and Alliance Bank effective May 18, 2011. Mr. Harbolick received no severance in connection with his departure. Please see separate narrative discussion of payments made to Mr. Harbolick pursuant to his post-resignation consulting agreement with Bankshares and Alliance Bank.

The above table does not include benefits to which all salaried employees are entitled (such as life insurance) or the company’s 401(k) plan benefits that would be paid to a named executive officer, except to the extent that the named executive officer is entitled to an additional or accelerated benefit as a result of the termination or change of control. In addition, the table does not include the value of vested but unexercised stock options as of December 31, 2011. The footnotes to the table describe the assumptions used in estimating the amounts set forth in the table. Because the payments to be made to a named executive officer depend on several factors, the actual amounts to be paid out upon a named executive officer’s termination of employment can only be determined at the time of the executive’s separation from Bankshares.

DIRECTOR COMPENSATION

The Compensation Committee annually recommends to the full Board of Directors the compensation to be paid to Bankshares’ non-employee directors. Employee directors do not receive additional compensation for their board service.

During 2011, each non-employee director received an annual retainer of $7,650, with the Chairman of the Board receiving an additional annual retainer of $7,650 and the Chairman of each of the Audit Committee, Loan Committee, and Compensation Committee receiving an additional annual retainer of $2,975. The annual retainer fees are paid on an annual basis in January of the year to which the fee is applicable. Each non-employee director also received a monthly fee of $850. Directors received the same level of annual retainer and monthly compensation for 2011 as they received in 2010.

Each non-employee director is also eligible to receive non-qualified stock option awards pursuant to the Alliance Bankshares Corporation 2007 Incentive Stock Plan in the discretion of the Compensation Committee. No stock options were granted to the non-employee directors during 2011.

Director Compensation Table for 2011 (1)

The following table provides compensation information for 2011, for each member of the Board of Directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Oliver T. Carr, III	$17,850	$—	$—	$17,850
William M. Drohan	$17,850	$—	$—	$17,850
Donald W. Fisher, PhD	$25,500	$—	$—	$25,500
Lawrence N. Grant	$20,825	$—	$—	$20,825
Robert C. Kovarik, Jr.	$17,850	$—	$—	$17,850
D. Mark Lowers	$17,850	$—	$—	$17,850
Douglas W. McMinn (3)	$12,750	$—	$—	$12,750
Serina Moy	$20,825	$—	$—	$20,825
J. Eric Wagoner	$17,850	$—	$—	$17,850
Robert G. Weyers	$17,850	$—	$—	$17,850
William E. Doyle, Jr. Employee Director	Not eligible for compensation as a director.

(1)	Bankshares’ non-employee directors are not eligible for non-equity incentive compensation, pension plan benefits or deferred compensation. As a result there is no reported compensation for “non-equity incentive plan compensation” or “nonqualified deferred compensation earnings.”
(2)	No options were granted to any of the non-employee directors during 2011. As of December 31, 2011, the non-employee directors held the following options to purchase shares of common stock:

Mr. Carr: 12,500, of which 12,500 were vested; Mr. Drohan: 18,541, of which 18,541 were vested; Dr. Fisher: none; Mr. Grant: 18,541, of which 18,541 were vested; Mr. Kovarik: none; Mr. Lowers: none; Mr. McMinn: none; Ms. Moy: 18,541, of which 18,541 were vested; Mr. Wagoner: none; and Mr. Weyers: 18,541, of which 18,541 were vested.
(3)	Mr. McMinn resigned as a director of Bankshares effective June 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows as of April 1, 2012, the beneficial ownership of Bankshares’ common stock of the shareholders known to Bankshares to be the beneficial owners of more than 5% of Bankshares’ common stock and who are not also directors or executive officers of Bankshares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Brown Bear Capital Partners (Cayman), LP (2)	271,400	(2)	5.31%
Grace & White, Inc.(3)	389,236	(3)	7.62%
Sandy Spring Bancorp, Inc.(4)	263,150	(4)	5.15%
Wellington Management Company, LLP (5)	492,287	(5)	9.63%

(1)	Based on 5,109,969 shares of common stock outstanding as of April 1, 2012. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days.
(2)	Based on Schedule 13G filed with the SEC on December 2, 2011 by Brown Bear Capital Partners (Cayman), LP (“BBCP”), Brown Bear Capital Associates, LLC (“BBCA”), Brown Bear Capital Management, LLC (“BBCM”), and Mr. Andrew Brownfield. According to this Schedule 13G, BBCP beneficially owns 271,400 shares of common stock and has shared voting power and shared investment power with respect to all 271,400 of these shares. BBCM is the investment manager for BBCP, BBCA is the general partner of BBCP, and Mr. Brownfield is the majority managing member of BBCA and BBCM. As a result of these relationships, each of BBCA, BBCM and Mr. Brownfield may be deemed to beneficially own the shares of common stock that are beneficially owned by BBCP. Each of BBCP, BBCA, BBCM and Mr. Brownfield have disclaimed beneficial ownership over any shares of Bankshares’ common stock except to the extent of their respective pecuniary interests therein. The business address of each of BBCP, BBCA, BBCM and Mr. Brownfield is 12 Tallwood Road, Woodbridge, Connecticut 06525.
(3)	Based on Schedule 13G/A filed with the SEC on February 6, 2012 by Grace & White, Inc. According to this Schedule 13G/A, as of December 31, 2011, in its capacity as investment advisor, Grace & White, Inc. has sole voting power with respect to 39,603 of these shares, has no shared voting power with respect to any of these shares, and has sole investment power with respect to all 389,236 of these shares. The business address of Grace & White, Inc. is 515 Madison Ave. Suite 1700, New York, New York 10022.

(4)	Based on Schedule 13G filed with the SEC on February 8, 2012 by Sandy Spring Bancorp, Inc. (“SSBI”), Sandy Spring Bank (“SSB”) and West Financial Services, Inc. (“WFSI”) According to this Schedule 13G, each of SSBI, SSB and WFSI have sole voting power with respect to 237,275 of these shares, shared voting power with respect to 25,875 of these shares, sole investment power with respect to 237,275 of these shares, and shared investment power with respect to 25,875 of these shares. The business address of each of SSBI, SSB and WFSI is 17801 Georgia Avenue, Olney, Maryland 20832.
(5)	Based on Schedule 13G/A filed with the SEC on February 14, 2012 by Wellington Management Company, LLP, or “Wellington.” According to this Schedule 13G/A, as of December 31, 2011, in its capacity as investment advisor, Wellington has shared voting power with respect to 450,997 of these shares and shared investment power with respect to all 492,287 of these shares. The business address of Wellington is 280 Congress Street, Boston, Massachusetts 02210.

The following table shows as of April 1, 2012 the beneficial ownership of Bankshares’ common stock of each director, each named executive officer and of all directors and executive officers of Bankshares as a group.

Name of Beneficial Owner	Shares (1)	Options Exercisable by May 31, 2012	Percent of Class (2)
Oliver T. Carr, III	550	12,500	0.25%
George F. Cave	10,000	1,500	0.22%
William E. Doyle, Jr.	2,300	17,500	0.39%
William M. Drohan (3)	25,993	18,541	0.87%
Donald W. Fisher, PhD	1,000	—	0.02%
Lawrence N. Grant (4)	49,268	18,541	1.32%
Paul M. Harbolick, Jr. (5)	—	—	—
Jean S. Houpert	—	2,500	0.05%
Robert C. Kovarik, Jr.	1,000	—	0.02%
D. Mark Lowers	1,000	—	0.02%
Serina Moy (6)	71,277	18,541	1.75%
Craig W. Sacknoff (7)	22,724	73,838	1.86%
J. Eric Wagoner (8)	11,400	—	0.22%
Robert G. Weyers (9)	69,000	18,541	1.71%

All directors and executive officers as a group (13 persons)	265,512	182,002	8.46%

(1)

For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within sixty days. Beneficial ownership also includes any shares held in the name of an individual’s spouse, minor children or other relatives living in the individual’s home. Except as otherwise indicated, each director, director nominee or executive officer has sole voting and investment power with respect to the shares shown.

(2)

The ownership percentage of each individual is calculated based on the total of 5,109,969 shares of common stock that were outstanding as of April 9, 2012, plus the number of shares that can be issued to the individual within sixty days of April 9, 2012 upon the exercise of stock options held by the individual, whether or not such options are “in the money.” Shares of common stock that are subject to exercisable stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by any person or group but are not deemed outstanding for the purpose of computing the percentage of common stock owned by any other person or group.

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

(5)

Based on information provided by Mr. Harbolick. Effective May 18, 2011, Mr. Harbolick resigned as Executive Vice President and Chief Financial Officer of Bankshares and Alliance Bank. All of Mr. Harbolick’s unexercised options terminated three months after May 18, 2011.

(6)	Includes 11,954 shares Ms. Moy holds jointly with her spouse, 1,800 shares held by Ms. Moy’s spouse and 1,187 shares held as custodian on behalf of or by Ms. Moy’s children.
(7)	Includes 1,150 shares Mr. Sacknoff holds jointly with his spouse, 58 shares held jointly with Mr. Sacknoff’s children and 29 shares held as custodian for Mr. Sacknoff’s son.
(8)	Includes 8,000 shares held by Compass Point Partners, L.P. with respect to which Mr. Wagoner has shared voting and investment power.
(9)	Includes 65,000 shares held by the Weyers Family Revocable Trust with respect to which Mr. Weyers has shared voting and investment power.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 about the shares that may be issued under all of our existing equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	500,210	$10.26	520,756
Equity compensation plans not approved by security holders	—	—	—
Total	500,210	$10.26	520,756

(1)	All shares relate to the 1999 Stock Option Plan and the 2007 Incentive Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors is comprised of a majority of “independent” directors, as defined by the Nasdaq listing standards as currently in effect and applicable to Bankshares. Independent directors do not receive consulting, legal or other fees from Bankshares or Alliance Bank, other than Board and committee compensation. Although companies affiliated with certain of these directors provide goods and services to Bankshares and Alliance Bank, the Board of Directors has determined in accordance with the Nasdaq listing standards that these independent directors have no relationships with Bankshares or Alliance Bank that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director. The Board has determined that all current directors are independent with the exception of Mr. Doyle. In determining each director’s independence, the Board considered the fact that Carr Properties, of which Mr. Carr serves as President and CEO, leases the corporate headquarters to Bankshares under a lease that expires in July 2016, but determined that this relationship does not interfere with Mr. Carr’s ability to exercise independent judgment as a director of Bankshares, and also considered the fact that Lowers & Associates, LLC, of which Mr. Lowers serves as President and CEO, and Proforma Screening Services, of which Mr. Lowers is an owner and director, periodically provide information technology risk management and pre-employment background screening services, respectively, to Alliance Bank, but determined that these relationships will not interfere with Mr. Lowers’s ability to exercise independent judgment as a director of Bankshares.

Interest of Management in Certain Transactions

Alliance Bank grants loans and letters of credit to its executive officers, directors and their affiliated entities. These loans are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated persons, and, in the opinion of management, do not involve more than normal risk of collectability or present other unfavorable features. The aggregate amount of such loans outstanding at December 31, 2011 and 2010 was approximately $1.5 million and $2.3 million, respectively. During 2011, new loans and line of credit advances to such related parties amounted to $19 thousand in the aggregate and payments amounted to $807 thousand in the aggregate.

Alliance Bank also maintains deposit accounts with some of its executive officers, directors and their affiliated entities. The aggregate amount of these deposit accounts at December 31, 2011 and 2010 amounted to $5.5 million and $1.1 million, respectively.

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

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table presents the fees for professional audit services rendered by Yount, Hyde & Barbour, P.C. for the audit of Bankshares’ consolidated financial statements for the fiscal years ended December 31, 2011 and 2010, and fees billed for other services rendered by Yount, Hyde & Barbour, P.C. during those periods. All services reflected in the following table for 2011 and 2010 were pre-approved in accordance with the policy of the Audit Committee of the Board of Directors.

Year Ended December 31,	2011	2010
Audit Fees (1)	$121,325	$121,500
Audit-Related Fees (2)	54,700	9,470
Tax Fees (3)	14,475	9,700
All Other Fees	—	—

Total	$190,500	$140,670

(1)	Audit fees consist of audit and review services and review of documents filed with the SEC.
(2)	Audit-related fees consist of pre-approved consultation concerning financial accounting and reporting standards, public funds agreed upon procedures and agreed upon procedures for ACH compliance, and in 2011 assistance related to a proposed merger transaction.
(3)	Tax fees consist of preparation of federal and state income tax returns, statutory trust return, and consultation regarding tax compliance issues.

The Audit Committee has determined that the provision by Yount, Hyde & Barbour, P.C. of the non-audit services referred to above is compatible with the maintenance of that firm’s independence.

Pre-Approval Policies

Pursuant to the terms of its charter, the Audit Committee is responsible for the appointment, compensation and oversight of the work performed by Bankshares’ independent accountants. The Audit Committee, or a designated member of the Audit Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent accountants in order to ensure that the provisions of such services does not impair the accountants’ independence. The Audit Committee has delegated interim pre-approval authority to Mr. Bob Kovarik, chairperson of the Audit Committee. Any interim pre-approval of permitted non-audit services is required to be reported to the Audit Committee at its next scheduled meeting. In addition, pre-approved research and consultation fees requested by management may be performed throughout the engagement year not to exceed $5,000.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits

	31.1	Certification of CEO pursuant to Rule 13a-14(a).

	31.2	Certification of CFO pursuant to Rule 13a-14(a).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION

(Registrant)

April 30, 2012	/s/ William E. Doyle, Jr.
Date	William E. Doyle, Jr.
Director, President & Chief Executive Officer
(principal executive officer)

April 30, 2012	/s/ Jean S. Houpert
Date	Jean S. Houpert
Executive Vice President &
Chief Financial Officer
(principal financial and accounting officer)