Form 10-Q
period 2012-03-31
ALLIANCE BANKSHARES CORP
filed 2012-05-15
CIK 1181001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012 the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 5,109,969.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance Bankshares Corporation

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(Dollars in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$66,589	$45,837
Federal funds sold	25,307	16,567
Trading security, at fair value	454	596
Investment securities available-for-sale, at fair value	105,744	123,463
Restricted stock, at cost	4,772	4,772
Loans, net of allowance for loan losses of $5,070 and $5,393	292,015	301,483
Premises and equipment, net	1,297	1,415
Other real estate owned, net	4,683	3,748
Deferred tax assets, net of allowance $5,291 and $5,291	1,378	1,553
Accrued interest and other assets	6,425	7,049

TOTAL ASSETS	$508,664	$506,483

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$118,067	$112,450
Savings and NOW deposits	57,415	51,475
Money market deposits	15,885	23,370
Time deposits	189,106	193,148

Total deposits	380,473	380,443
Repurchase agreements	43,842	40,420
Federal Home Loan Bank advances ($28,887 and $29,350 at fair value)	43,887	44,350
Trust Preferred Capital Notes	10,310	10,310
Other liabilities	2,421	2,838
Commitments and contingent liabilities	—	—

Total liabilities	480,933	478,361

SHAREHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,109,969 shares issued and outstanding at March 31, 2012 and December 31, 2011	20,440	20,440
Capital surplus	25,924	25,915
Retained (deficit)	(18,702)	(18,269)
Accumulated other comprehensive income, net	69	36

Total shareholders’ equity	27,731	28,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$508,664	$506,483

See Notes to Consolidated Financial Statements (Unaudited).

Alliance Bankshares Corporation

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except share and per share amounts)

	2012	2011
INTEREST INCOME:
Loans	$4,183	$4,545
Investment securities	323	1,321
Trading security	10	33
Federal funds sold	15	10

Total interest income	4,531	5,909

INTEREST EXPENSE:
Savings and NOW deposits	29	32
Time deposits	747	997
Money market deposits	30	49
Repurchase agreements	57	88
FHLB advances	268	259
Trust preferred capital notes	103	92

Total interest expense	1,234	1,517

Net interest income	3,297	4,392
Provision for loan losses	450	306

Net interest income after provision for loan losses	2,847	4,086

OTHER INCOME:
Deposit account service charges	34	37
Net gain on sale of available-for-sale securities	3	79
Gain (loss) and fair value adjustments on trading securities	(71)	(127)
Fair value adjustments on FHLB advances	463	151
Other operating income	40	44

Total other income	469	184

OTHER EXPENSES:
Salaries and employee benefits	1,164	1,392
Occupancy expense	591	561
Equipment expense	134	168
Other real estate owned expense	41	35
FDIC assessments	222	350
Operating expenses	1,439	1,217

Total other expenses	3,591	3,723

Income (loss) before income taxes	(275)	547
Income tax expense	158	182

NET INCOME (LOSS)	$(433)	$365

Net income (loss) per common share, basic	$(0.08)	$0.07

Net income (loss) per common share, diluted	$(0.08)	$0.07

See Notes to Consolidated Financial Statements (Unaudited).

Alliance Bankshares Corporation

Consolidated Statements of Comprehensive Income

(Unaudited)

For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
NET INCOME (LOSS)	$(433)	$365
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities net of taxes of $19 in 2012 and ($125) in 2011	35	(244)
Reclassification adjustment, net of taxes of ($1) in 2012 and ($27) in 2011	(2)	(52)

Total other comprehensive income (loss)	33	(296)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(400)	$69

See Notes to Consolidated Financial Statements (Unaudited).

Alliance Bankshares Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders’ Equity
BALANCE, DECEMBER 31, 2010	20,427	$25,857	$(12,311)	$(288)	$33,685

Net income	—	—	365	—	365
Other comprehensive (loss), net of tax	—	—	—	(296)	(296)
Exercise of stock options	6	(2)	—	—	4

BALANCE, March 31, 2011	$20,433	$25,855	$(11,946)	$(584)	$33,758

BALANCE, DECEMBER 31, 2011	$20,440	$25,915	$(18,269)	$36	$28,122

Net (loss)	—	—	(433)	—	(433)
Other comprehensive income, net of tax	—	—	—	33	33
Stock-based compensation expense	—	9	—	—	9

BALANCE, March 31, 2012	$20,440	$25,924	$(18,702)	$69	$27,731

See Notes to Consolidated Financial Statements (Unaudited).

Alliance Bankshares Corporation

Consolidated Statements of Cash Flows

(Unaudited)

For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(433)	$365
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	719	371
Loss on disposal of fixed assets	—	15
Provision for loan losses	450	306
Losses and valuation adjustments on other real estate owned	28	12
Stock-based compensation expense	9	—
Net (gain) on sale of securities available-for-sale	(3)	(79)
Fair value adjustments	(392)	(24)
Deferred tax expense	158	—
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	622	833
Other liabilities	(417)	(160)

Net cash provided by operating activities	741	1,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(8,740)	9,598
Purchase of securities available-for-sale	(59,582)	(9,756)
Proceeds from sale of securities available-for-sale	71,020	15,264
Paydowns on securities available-for-sale	5,755	4,293
Net change in trading securities	71	1,867
Net change in restricted stock	—	(19)
Net change in loan portfolio	8,055	12,517
Proceeds from sale of other real estate owned	—	292
Purchase of premises and equipment	(20)	(168)

Net cash provided by investing activities	16,559	33,888

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash provided by (expended on):
Non-interest bearing deposits	5,617	(3,952)
Savings and NOW deposits	5,940	(3,336)
Money market deposits	(7,485)	(853)
Time deposits	(4,042)	7,328
Repurchase agreements	3,422	(9,161)
Proceeds from exercise of stock options	—	4

Net cash provided by (used in) financing activities	3,452	(9,970)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,752	25,557
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45,837	24,078

CASH AND CASH EQUIVALENTS, END OF YEAR	$66,589	$49,635

See Notes to Consolidated Financial Statements (Unaudited).

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

On May 3, 2012, WashingtonFirst Bankshares, Inc. (WFBI), Bankshares and the Bank entered into an Agreement and Plan of Reorganization (Merger Agreement), pursuant to which Bankshares will merge with and into WFBI, with WFBI being the surviving corporation (Merger). Each share of Bankshares’ outstanding common stock will be converted into and become the right to receive, subject to proration in accordance with the terms of the Merger Agreement and at the election of each shareholder of Bankshares, either 0.4435 shares of common stock of WFBI or cash in the amount of $5.30, subject in either case to adjustment in certain circumstances, provided that no more than 20% of the common shares of Bankshares may elect to receive cash. Completion of the Merger is subject to (i) approval of the Merger by the shareholders of each of Bankshares and WFBI, (ii) applicable regulatory approvals, including the Federal Reserve Board and the Virginia State Corporation Commission, and (iii) other customary closing conditions.

Under the Merger Agreement, Bankshares agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from, among other things, redeeming, purchasing or otherwise acquiring any shares of its capital stock, amending its articles of incorporation or bylaws, soliciting any third party acquisition proposals and entering into any new line of business, without the consent of WFBI.

The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications of a normal and recurring nature considered necessary to present fairly Bankshares’ financial position as of March 31, 2012, and December 31, 2011, results of operations and comprehensive income for the three month period ended March 31, 2012 and 2011, and cash flows and changes in shareholders’ equity for the three month period ended March 31, 2012 and 2011. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the SEC).

Operating results for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of full year financial results.

2. Stock Option Plan

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

As of March 31, 2012, there was $73 thousand of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period which is estimated to be three years or less.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. There were no grants of stock options for the first three months of 2012.

Stock option activity for the three months ended March 31, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at January 1, 2012	257,846	$8.88
Granted	—	—
Exercised	—	—
Forfeited	(15,700)	11.29
Expired	(4,750)	11.72

Outstanding at March 31, 2012	237,396	$8.67	4.5	$91

Exercisable at March 31, 2012	181,246	$10.48	4.5	$22

(1) Intrinsic value is the difference between the underlying stock’s price and the strike price. If the difference is negative, the intrinsic value is given as zero.

3. Fair Value Measurements

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

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 – Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect Bankshares’ own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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

FHLB Advances – Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. As of March 31, 2012, Bankshares had one wholesale liability as a fair value instrument: a long-term Federal Home Loan Bank (FHLB) advance.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements at March 31, 2012
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value
	(Dollars in thousands)
Assets:
Trading security – PCMO	$454	$—	$454	$—	$454
Available-for-sale securities:
U.S. treasuries	—	—	—	—	—
U.S. corporations and agencies	18,692	—	18,692	—	18,692
U.S. government CMOs	55,964	—	55,964	—	55,964
U.S. government agency MBS	21,533	—	21,533	—	21,533
PCMOs	967	—	967	—	967
Municipal securities	8,588	—	8,588		8,588

Total assets	$106,198	$—	$106,198	$—	$106,198

Liabilities:
FHLB advance	$28,887	$—	$—	$28,887	$28,887

Total liabilities	$28,887	$—	$—	$28,887	$28,887

	Fair Value Measurements at December 31, 2011
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value
	(Dollars in thousands)
Assets:
Trading security – PCMO	$596	$—	$596	$—	$596
Available-for-sale securities:
U.S. treasuries	71,115	71,115	—	—	71,115
U.S. corporations and agencies	9,751	—	9,751	—	9,751
U.S. government CMOs	31,038	—	31,038	—	31,038
U.S. government agency MBS	7,698	—	7,698	—	7,698
PCMOs	950	—	950	—	950
Municipal securities	2,911	—	2,911		2,911

Total assets	$124,059	$71,115	$52,944	$—	$124,059

Liabilities:
FHLB advance	$29,350	$—	$—	$29,350	$29,350

Total liabilities	$29,350	$—	$—	$29,350	$29,350

The following tables present the activity in Level 3 fair value measurements for the three months ended March 31, 2012 and the year ended December 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
( Dollars in thousands)
	Other Real Estate Owned	FHLB Advances
Beginning balance, January 1, 2012	$1,473	$29,350
Transfers into (out of) Level 3	(1,473)	—
Realized (gains) losses on liabilities	—	(463)

Ending balance, March 31, 2012	$—	$28,887

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
( Dollars in thousands)
	Other Real Estate Owned	FHLB Advances	AFS Securities	Trading Securities
Beginning balance, January 1, 2011	$—	$26,208	$43,611	$2,075
Transfers into (out of) Level 3	1,473	—	(26,940)	(596)
Sales, maturities or calls	—	—	(16,286)	(1,489)
Realized gains (losses) on assets	—	—	170	10
Realized (gains) losses on liabilities	—	3,142
Unrealized gains (losses) on assets	—	—	(555)

Ending balance, December 31, 2011	$1,473	$29,350	$—	$—

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

The following table displays quantitative information about level 3 fair value measurements for March 31, 2012 (Dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

FHLB advance	$28,887	Pricing model	Yield curves	2.27% - 2.52% (2.50%)

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

Other Real Estate Owned (OREO). OREO is measured at fair value using an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser using observable market data (Level 2). However, if an appraisal of the real estate property is over two years old, then the fair value is considered to be Level 3. Any fair value adjustments are recorded in the period recognized as OREO expense in the Consolidated Statements of Operations.

The following tables summarize Bankshares’ assets that were measured at fair value on a nonrecurring basis as of the dates indicated:

	Carrying Value at March 31, 2012
Description	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans, net of valuation allowance	$5,813	$—	$5,813	$—
OREO	$4,683	$—	$4,683	$—

	Carrying Value at December 31, 2011
Description	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans, net of valuation allowance	$6,760	$—	$6,760	$—
OREO	$3,748	$—	$2,275	$1,473

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

The following table reflects the fair value of financial instruments as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements at March 31, 2012, Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$66,589	$66,589	$—	$—	$66,589
Federal funds sold	25,307	25,307	—	—	25,307
Trading securities	454	—	454	—	454
Available-for-sale securities	105,744	—	105,744	—	105,744
Loans, net	292,015	—	288,217	—	288,217
Accrued interest receivable	1,613	—	1,613	—	1,613

Financial liabilities:
Non-interest-bearing deposits	$118,067	—	$118,067	$—	$118,067
Interest-bearing deposits	262,406	—	263,730	—	263,730
Short-term borrowings	43,842	—	43,842	—	43,842
FHLB advances	15,000	—	15,000	—	15,000
FHLB advances, at fair value	28,887	—	—	28,887	28,887
Trust Preferred Capital Notes	10,310	—	10,310	—	10,310
Accrued interest payable	1,243	—	1,243	—	1,243

	Fair Value Measurements at December 31, 2011, Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$45,837	$45,837	$—	$—	$45,837
Federal funds sold	16,567	16,567	—	—	16,567
Trading security	596	—	596	—	596
Available-for-sale securities	123,463	—	123,463	—	123,463
Loans, net	301,483	—	297,163	—	297,163
Accrued interest receivable	1,815	—	1,815	—	1,815
Financial liabilities:
Non-interest-bearing deposits	$112,450	—	$112,450	$—	$112,450
Interest-bearing deposits	267,993	—	268,691	—	268,691
Short-term borrowings	40,420	—	40,420	—	40,420
FHLB advances	15,000	—	15,000	—	15,000
FHLB advances, at fair value	29,350	—	—	29,350	29,350
Trust Preferred Capital Notes	10,310	—	10,310	—	10,310
Accrued interest payable	1,155	—	1,155	—	1,155

4. Trading Security

The following table reflects the single trading security accounted for on a fair value basis and the effective yield of the instruments as of the dates indicated:

	March 31, 2012		December 31, 2011
	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)
Trading security:
PCMO(1)	$454	5.40%	$596	5.44%

Total trading security	$454	5.40%	$596	5.44%

(1)

As of March 31, 2012, trading assets consisted of one PCMO instrument. This PCMO was rated AAA by at least one ratings agency on the purchase date. Currently the security has a rating below investment grade.

This instrument is currently performing as expected

At March 31, 2012 and December 31, 2011, the trading security was not pledged.

5. Investment Securities

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at March 31, 2012 are summarized as follows:

	March 31, 2012
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	$18,702	$29	$(39)	$18,692
U.S. government agency CMOs	55,774	315	(125)	55,964
U.S. government agency MBS	21,458	79	(4)	21,533
PCMOs	970	—	(3)	967
Municipal securities	8,733	67	(212)	8,588

Total available-for-sale securities	$105,637	$490	$(383)	$105,744

The amortized cost, unrealized holding gains and losses, and the fair value of investment securities at December 31, 2011 are summarized as follows:

	December 31, 2011
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. treasuries	$71,119	$—	$(4)	$71,115
U.S. government corporations and agencies	9,737	35	(21)	9,751
U.S. government agency CMOs	30,893	195	(50)	31,038
U.S. government agency MBS	7,672	26	—	7,698
PCMOs	1,005	—	(55)	950
Municipal securities	2,982	70	(141)	2,911

Total available-for-sale securities	$123,408	$326	$(271)	$123,463

There were no held-to-maturity investments at March 31, 2012 or December 31, 2011.

The following tables present the aggregate amount of unrealized loss in investment securities as of March 31, 2012 and December 31, 2011. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	March 31, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. government corporations and agencies	$3,990	$(39)	$—	$—	3,990	$(39)
U.S. government agency CMOs	17,701	(125)	—	—	17,701	(125)
U.S. government agency MBS	5,298	(4)	—	—	5,298	(4)
PCMOs	967	(3)	—	—	967	(3)
Municipal securities	6,183	(91)	548	(121)	6,731	(212)

Total temporarily impaired investment securities	$34,139	$(262)	$548	$(121)	$34,687	$(383)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. treasuries	$71,115	$(4)	$—	$—	$71,115	$(4)
U.S. government corporations and agencies	3,327	(21)	—	—	3,327	(21)
U.S. government agency CMOs	7,401	(50)	—	—	7,401	(50)
U.S. government agency MBS	—	—	—	—
PCMOs	—	—	950	(55)	950	(55)
Municipal securities	526	(4)	525	(137)	1,051	(141)

Total temporarily impaired investment securities	$82,369	$(79)	$1,475	$(192)	$83,844	$(271)

Bankshares’ investment security portfolio is primarily comprised of U.S. government and fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments, an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if Bankshares does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the write-down would be included in earnings as a realized loss. As of March 31, 2012 and December 31, 2011, management does not consider any of the unrealized losses to be other-than-temporarily impaired and no impairment charges have been recorded.

There are a total of 22 investment securities totaling $34.7 million that have an unrealized loss and are considered temporarily impaired as of March 31, 2012. Management believes the unrealized losses noted in the table above are a result of current market conditions and interest rates, and do not reflect on the ability of the issuers to repay the obligations. Approximately $27.0 million or 77.8% of the investment securities with an unrealized loss are backed by U.S. Government Agencies or Corporations and other forms of underlying collateral.

Bankshares’ investment in Federal Home Loan Bank (FHLB) stock totaled $3.4 million at March 31, 2012. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Bankshares does not consider this investment to be other than temporarily impaired as of March 31, 2012 and no impairment has been recognized. FHLB stock is included in restricted stock on the Consolidated Balance Sheets.

6. Loans

The following table summarizes the composition of the loan portfolio by dollar amount and percentage as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Real estate:
Residential real estate	$94,921	32.0%	$101,248	33.0%
Commercial real estate	133,332	44.9%	137,610	44.8%
Construction/land	41,172	13.9%	39,176	12.8%

Total real estate	269,425	90.7%	278,034	90.6%
Commercial and industrial	26,018	8.8%	26,820	8.7%
Consumer	1,642	0.5%	2,022	0.7%

Gross loans	297,085	100.0%	306,876	100.0%

Less: allowance for loan losses	(5,070)		(5,393)

Net loans	$292,015		$301,483

As of March 31, 2012 and December 31, 2011, there were $9 thousand and $25 thousand, respectively, in checking account overdrafts that were reclassified on the Consolidated Balance Sheets as loans.

The following tables represent the credit quality of loans by class for March 31, 2012 and 2011:

	Credit Quality Loans By Class As of March 31, 2012 (Dollars in thousands)

INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number	1 to 5	6	7	8	9	10

Commercial and industrial	$22,849	$914	$477	$1,778	$—	$—	$26,018
Commercial real estate
Owner occupied	62,843	1,155	2,005	3,538	—	—	69,541
Non-owner occupied	52,335	5,033	4,607	1,816	—	—	63,791
Construction/land
Residential construction	15,456	800	—	—	544	—	16,800
Other construction & land	14,442	47	1,831	6,816	1,236	—	24,372
Residential real estate
Equity lines	28,155	59	100	—	—	—	28,314
Single family	52,679	3,417	2,132	2,922	—	—	61,150
Multifamily	5,457	—	—	—	—	—	5,457
Consumer – non real estate	1,458	—	184	—	—	—	1,642

Totals	$255,674	$11,425	$11,336	$16,870	$1,780	$—	$297,085

	Credit Quality Loans By Class As of December 31, 2011 (Dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10

Commercial and industrial	$23,901	$927	$224	$1,768	$—	$—	$26,820
Commercial real estate
Owner occupied	63,192	625	1,742	2,610	—	—	68,169
Non-owner occupied	60,069	1,231	8,141	—	—	—	69,441
Construction/land
Residential construction	9,356	175	599	3,753	876	—	14,759
Other construction & land	16,018	—	1,662	5,837	900	—	24,417
Residential real estate
Equity lines	27,311	430	718	95	552	—	29,106
Single family	56,134	4,876	—	5,347	—	—	66,357
Multifamily	5,785	—	—	—	—	—	5,785
Consumer – non real estate	1,836	—	186	—	—	—	2,022

Totals	$263,602	$8,264	$13,272	$19,410	$2,328	$—	$306,876

1 Internal risk ratings of pass (rating numbers 1 to 5) and watch (rating number 6) are deemed to be unclassified assets. Internal risk ratings of special mention (rating number 7), substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.

The following tables set forth aging and non-accrual loans by class:

	Aging and Non-accrual Loans by Class As of March 31, 2012
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	90-days Past Due and Still Accruing	Non-accrual Loans
Commercial & industrial	$1,002	$18	$370	$1,390	$24,628	$370	$955
Commercial real estate
Owner occupied	109	—	2,560	2,669	66,872	—	2,560
Non-owner occupied	5,490	—	—	5,490	58,301	—	—
Construction/land
Residential construction	—	—	544	544	16,256	—	544
Other construction & land	1,071	1,029	5,933	8,033	16,339	—	6,961
Residential real estate
Equity lines	498	—	—	498	27,816	—	—
Single family	695	—	163	858	60,292	—	163
Multifamily	—	—	—	—	5,457	—	—
Consumer-non real estate	—	—	—	—	1,642	—	—

Total loans	$8,865	$1,047	$9,570	$19,482	$277,603	$370	$11,183

	Aging and Non-accrual Loans By Class As of December 31, 2011
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	90-days Past Due and Still Accruing	Non-accrual Loans
Commercial and industrial	$1,228	$367	$—	$1,595	$25,225	$—	$977
Commercial real estate
Owner occupied	121	—	2,610	2,731	65,438	—	2,610
Non-owner occupied	—	992	—	992	68,449	—	—
Construction/land
Residential construction	—	—	540	540	14,219	—	540
Other construction & land	—	1,225	5,988	7,213	17,204	—	7,139
Residential real estate
Equity lines	304	33	184	521	28,585	—	236
Single family	74	29	1,733	1,836	64,521	—	1,762
Multifamily	—	—	—	—	5,785	—	—
Consumer -non real estate	186	—	—	186	1,836	—	—

Total loans	$1,913	$2,646	$11,055	$15,614	$291,262	$—	$13,264

7. Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods presented:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in thousands)
Balance, beginning of year	$5,393	$5,281	$5,281
Provision for loan losses	450	1,549	306
Loans charged off	(782)	(1,702)	(206)
Recoveries of loans charged off	9	265	230

Net charge-offs	(773)	(1,437)	24

Balance, end of year	$5,070	$5,393	$5,611

The following tables represent the allocation of allowance for loan losses by segment:

	Allowance for Loan Losses As of March 31, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
Beginning Balance:	$210	$1,508	$1,808	$1,826	$41	$5,393
Charge-offs	—	—	—	(782)	—	(782)
Recoveries	—	—	—	9	—	9
Provision	(56)	(53)	515	57	(13)	450

Ending Balance:	$154	$1,455	$2,323	$1,110	$28	$5,070

Individually evaluated for impairment	$—	$84	$1,982	$55	$—	$2,121

Collectively evaluated for impairment	$210	$1,424	$276	$998	$41	$2,949

Loans:
Ending Balance:	$26,018	$133,332	$41,172	$94,921	$1,642	$297,085

Individually evaluated for impairment	$955	$2,560	$7,505	$163	$—	$11,183

Collectively evaluated for impairment	$25,063	$130,772	$33,667	$94,758	$1,642	$285,902

	Allowance for Loan Losses As of December 31, 2011
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
Beginning Balance:	$463	$1,420	$700	$2,613	$85	$5,281
Charge-offs	(10)	(173)	(404)	(1,044)	(71)	(1,702)
Recoveries	116	9	—	134	6	265
Provision	(359)	252	1,512	123	21	1,549

Ending Balance:	$210	$1,508	$1,808	$1,826	$41	$5,393

Individually evaluated for impairment	$—	$135	$1,376	$760	$—	$2,271

Collectively evaluated for impairment	$210	$1,373	$432	$1,066	$41	$3,122

Loans:
Ending Balance:	$26,820	$137,610	$39,176	$101,248	$2,022	$306,876

Individually evaluated for impairment	$977	$2,610	$7,678	$1,999	$—	$13,264

Collectively evaluated for impairment	$25,843	$135,000	$31,498	$99,249	$2,022	$293,612

Impaired loans and non-accrual loans are summarized as follows as of the dates indicated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Impaired loans without a valuation allowance	$3,249	$4,233
Impaired loans with a valuation allowance	7,934	9,031

Total impaired loans	$11,183	$13,264
Valuation allowance related to impaired loans	$2,121	$2,271

Total loans past due 90 days and still accruing	$370	$—

Average investment in impaired loans	$11,587	$13,538

Interest income recognized on impaired loans	$—	$234

Interest income recognized on a cash basis on impaired loans	$—	$234

The following tables represent specific allocation for impaired loans by class:

	Specific Allocation for Impaired Loans by Class As of March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance:
Commercial & Industrial	$955	$1,025	$—	$1,027	$—
Commercial Real Estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	—	—	—	—	—
Other construction & land	2,294	2,294	—	2,294	—
Residential real estate
Single family	—	—	—	—	—
With an allowance recorded:
Commercial & Industrial	—	—	—	—	—
Commercial real estate
Owner occupied	2,560	2,656	84	2,658	—
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	544	550	259	550	—
Other construction & land	4,667	4,891	1,723	4,892	—
Residential Real Estate
Single family	163	166	55	166	—

Total:	$11,183	$11,582	$2,121	$11,587	$—

	Specific Allocation for Impaired Loans by Class As of December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance:
Commercial & Industrial	$977	$1,033	$—	$1,037	$15
Commercial Real Estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	—	—	—	—	—
Other construction & land	2,293	2,293	—	2,199	87
Residential real estate
Single family	963	963	—	968	37
With an allowance recorded:
Commercial & Industrial	—	—	—	—	—
Commercial real estate
Owner occupied	2,610	2,669	135	2,311	20
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	540	546	259	546	—
Other construction & land	4,845	5,049	1,118	5,436	53
Residential Real Estate
Single family	1,036	1,039	759	1,041	22

Total:	$13,264	$13,592	$2,271	$13,538	$234

There were no non-accrual loans excluded from impaired loan disclosures as of March 31, 2012 and December 31, 2011. No additional funds are committed to be advanced in connection with impaired loans.

At March 31, 2012, there were $904 thousand in troubled debt restructured loans. At December 31, 2011, there were $956 thousand in troubled debt restructured loans. The following table reflects loan modifications classified as TDR’s during the period ended of March 31, 2012.

Modifications
For the Three Months Ended March 31, 2012
(Dollars in thousands)
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled debt restructurings
Residential Real Estate-Single family	—	$—	$—

There were no troubled debt restructurings modified within the previous 12 months that defaulted during the three months ended March 31, 2012.

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either the TDR is placed in non-accrual status or a charge-off has occurred.

8. Other Real Estate Owned (OREO)

The table below reflects changes in other real estate owned (OREO) for the periods indicated:

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$3,748	$4,627
Properties acquired at foreclosure	963	434
Sales of foreclosed properties	—	(959)
Valuation adjustments	(28)	(354)

Balance, end of period	$4,683	$3,748

The table below reflects expenses applicable to OREO for the periods indicated:

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)
Net loss on sales of OREO	$—	$12
Valuation adjustments	28	354
Operating expenses	13	88

Total OREO related expense	$41	$454

9. Federal Home Loan Bank Advances

Bankshares has two advances from the FHLB: one fixed rate advance and one floating rate advance.

At March 31, 2012 and December 31, 2011, the FHLB advance accounted for on a fair value basis had a value of $28.9 million and $29.4 million, respectively, and matures in 2021. The weighted average interest rate on this long-term FHLB advance was 3.985% at March 31, 2012 and December 31, 2011. The par value of this FHLB advance was $25.0 million at March 31, 2012 and December 31, 2011.

At March 31, 2012 and December 31, 2011, there was one FHLB advance accounted for on a cost basis. Bankshares renewed this floating rate advance in the first quarter of 2012 for $15.0 million. The advance matures in 2013 and the interest rate at March 31, 2012 was 0.32% and 0.379% at December 31, 2011. The weighted average interest rate for both FHLB advances outstanding is 2.61%.

10. Trust Preferred Capital Notes of Subsidiary Trust

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the Trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through March 31, 2012, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of March 31, 2012 the total amount of deferred and compounded interest owed under the indenture is $1.1 million. The base interest rate as of March 31, 2012 was 3.62% and as of December 31, 2011 was 3.70%.

All or a portion of the Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of shareholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At March 31, 2012 and December 31, 2011, $9.2 million and $9.4 million was considered Tier 1 capital.

11. Net Income (Loss) per Share

The following table shows the weighted average number of shares used in computing net income (loss) per common share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income (loss) available to common shareholders for the periods presented.

Three Months Ended March 31,	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
	(Dollars in thousands)
Basic net income per share	5,109,969	$(0.08)	5,108,048	$0.07

Effect of dilutive securities, stock options	—		14,981

Diluted net income per share	5,109,969	$(0.08)	5,123,029	$0.07

Net income (loss) utilized in the earnings per share calculations above	$(433)		$365

Average shares of 160,909 and 310,341 have been excluded from the calculation for the three months ended March 31, 2012 and March 31, 2011, respectively, because their effects were anti-dilutive.

12. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the three months	$1,146	$1,435
Income taxes paid during the three months	$—	$—
Supplemental Disclosures of Noncash Activities:
Fair value adjustment for securities	$51	$(448)
Transfer of loans to foreclosed assets	$963	$210

13. Mergers and Acquisitions

On May 3, 2012, WFBI, Bankshares and the Bank entered into the Merger Agreement with respect to the Merger and a related bank merger agreement by and between the Bank and WashingtonFirst Bank (WF Bank), WFBI’s wholly owned subsidiary bank (Bank Merger). The consummation of the Merger and the Bank Merger are conditioned upon, among other things, approvals of applicable regulatory agencies and the shareholders of each of Bankshares and WFBI.

The consideration to be received by the shareholders of Bankshares in the Merger is a combination of stock and cash. Pursuant to the Merger Agreement, each share of Bankshares’ outstanding common stock will be converted into and become the right to receive, subject to proration in accordance with the terms of the Merger Agreement and at the election of each shareholder of Bankshares, either 0.4435 shares of common stock of WFBI or cash in the amount of $5.30, subject in either case to adjustment in certain circumstances, provided that no more than 20% of the common shares of Bankshares may elect to receive cash.

The Merger is expected to close in the fourth quarter of 2012, pending approval of the shareholders of each of Bankshares and WFBI and the receipt of all required regulatory approvals, as well as other customary conditions as described in the Current Report on Form 8-K previously filed on May 8, 2012.

14. Subsequent Events

Bankshares evaluated subsequent events that occurred after the balance sheet date, but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements, and (2) nonrecognized, or those that provided evidence about conditions that did not exist at the date of the balance sheet but arose after that date. As of the report date there were no subsequent events that would cause adjustments to or disclosures in the financial statements other than the Merger as described in Note 13.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist readers in understanding and evaluating the financial condition and results of operations of Bankshares and the Bank on a consolidated basis. This discussion and analysis should be read in conjunction with Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2011, and the unaudited consolidated financial statements and accompanying notes included elsewhere in this report.

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

Forward-Looking Statements

Some of the matters discussed below and elsewhere in this report include forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. Forward-looking statements in this report may include, but are not limited to, statements regarding the proposed merger (the Merger) of Bankshares and WashingtonFirst Bankshares, Inc., profitability, liquidity, Bankshares’ loan portfolio, adequacy of the allowance for loan losses and provisions for loan losses, trends regarding net charge-offs, trends regarding levels of non-performing assets, interest rates and yields, interest rate sensitivity, market risk, regulatory developments, capital requirements, business strategy, the effects of Bankshares’ efforts to reposition its business and other goals or objectives.

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

In addition, Bankshares’ business and financial performance could be impacted as the financial industry restructures in the current environment, both by changes in the creditworthiness and performance of Bankshares’ counterparties and by changes in the regulatory and competitive landscape. Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A of Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2011.

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

Critical Accounting Policies

Bankshares’ financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Bankshares uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that Bankshares uses in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of Bankshares’ transactions would be the same, the timing of events that would impact its financial statements could change.

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

Deferred Tax Asset. Bankshares, using a third party consultant routinely evaluates the likelihood of the recognition of deferred tax assets. The analysis is used to determine if a valuation allowance for deferred tax assets is necessary. Bankshares reviews and analyzes various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted.

At December 31, 2011, Bankshares performed an analysis to determine if a valuation allowance for deferred tax assets was necessary. Its analysis reviewed various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted. The three year cumulative loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. Bankshares considered positive evidence such as previous earnings patterns, multiyear business projections and the potential realization of net operating loss, (NOL) carry forwards within the prescribed time periods. In addition, Bankshares considered tax planning strategies that would impact the timing and extent of taxable income. Based on the analysis and the guidance in the relevant accounting literature, it was not considered more likely than not, that Bankshares will not be able to realize all its deferred tax assets. A valuation allowance of $5.3 million related to the deferred tax asset was recorded at December 31, 2011and March 31, 2012.

Overview

On May 3, 2012, WashingtonFirst Bankshares, Inc. (WFBI), Bankshares and the Bank entered into an Agreement and Plan of Reorganization (Merger Agreement), pursuant to which Bankshares will merge with and into WFBI, with WFBI being the surviving corporation (the Merger). Under the Merger Agreement, Bankshares agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from specific actions without the consent of WFBI. Completion of the Merger is subject to approval by the shareholders of each of Bankshares and WFBI, applicable regulatory approval and customary closing conditions.

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

Performance Highlights

•

Net loss for the quarter ended March 31, 2012 was $433 thousand compared to net income of $365 for the same period in 2011, a decrease of $798 thousand. Earnings per common share, basic and diluted, amounted to $(0.08) at March 31, 2012, compared to $0.07 at March 31, 2011.

•

Total assets were $508.7 million at March 31, 2012, an increase of $2.2 million from December 31, 2011 total assets of $506.5 million. The increase in total assets is directly related to the increase of $20.8 million in cash and due from banks, with such increase being offset by a $9.5 million decrease in net loans and a $17.7 million decrease in the investment portfolio.

•

Total loans were $297.1 million at March 31, 2012, a decrease of $9.8 million, or 3.19%, from the December 31, 2011 balance of $306.9 million. This decrease in total loans was primarily attributable to several payoffs in residential and commercial real estate loans, offset by an increase in construction loans.

•

Our ratio of non-performing assets to total assets was 3.37% as of March 31, 2012 compared to 3.55% as of December 31, 2011, or a decrease of 18 basis points. This decrease is due to management electing to foreclose on one loan of $963 thousand and charge off another loan in the amount of $347 thousand. Both loans were to the same borrower.

•

As of March 31, 2012, the composition of non-performing assets was $11.2 million of non-accrual loans, $4.7 million of OREO, $370 thousand of loans past due 90 days and still accruing, and $904 thousand of troubled debt restructured loans for a total of $17.1 million, compared to total non-performing assets as of December 31, 2011, of $18.0 million. The non-accrual balance decreased by $2.1 million at March 31, 2012, as compared to December 31, 2011. This decrease is primarily attributable to foreclosure on a $963 thousand loan and charge off of $347 thousand. Both loans were to the same borrower.

•

The investment securities portfolio totaled $105.7 million at March 31, 2012. This compares to $123.5 million of investments as of December 31, 2011, a decrease of $17.8 million. This decrease is attributable to the maturation of certain investments.

•

The net interest margin for the quarter ended March 31, 2012 was 3.10% compared to 3.78% for the same period in 2011, a decrease of 68 basis points. This decrease was due to an increase in average non-accrual loans during the quarter to $12.1 million from $5.4 million in the same quarter in 2011.

•	Deposits were $380.5 million at March 31, 2012, a minimal increase from the December 31, 2011 balance of $380.4 million.

•	Non-interest bearing deposits were $118.1 million at March 31, 2012, or 31.0% of total deposits. This compares to the December 31, 2011 level of $112.5 million or 29.6% of total deposits.

Financial Performance Measures. Bankshares’ net loss for the three month period ended March 31, 2012 was $433 thousand, a decrease of $798 thousand over the first quarter of 2011 net income of $365 thousand. The net loss of $433 thousand includes net interest income of $3.3 million compared to $4.4 million for the same period last year, a decrease of $1.1 million. The decrease is due primarily to a decrease in interest income in the amount of $1.4 million, which was primarily driven by the change in the investment portfolio mix in anticipation of the merger in 2011. This increase was partially offset by a decrease of $283 thousand in the cost of funds. For the three months ended March 31, 2012, total interest expense was $1.2 million compared to $1.5 million for the three months ended March 31, 2011. These results led to $(0.08) basic and diluted earnings per share for the quarter ended March 31, 2012, compared to $0.07 basic and diluted earnings per share for the quarter ended March 31, 2011. Weighted average basic shares outstanding were 5,109.969 for the three months ended March 31, 2012 and 5,108,048 for the three months ended March 31, 2011. Weighted average diluted shares outstanding were 5,270,878 for the three months ended March 31, 2012 and 5,123,029 for the three months ended March 31, 2011.

Net interest margin decreased to 3.10% for the three months ended March 31, 2012 compared to 3.78% for the three months ended March 31, 2011, a decrease of 68 basis points. A key contributing factor to the lower net interest margin was higher average non-accrual loans and lower yields on investment securities during 2012 was primarily driven by the change in the investment portfolio mix in anticipation of the planned merger in 2011. Total interest income reversed for the first quarter ended March 31, 2012 was $190 thousand compared to $193 thousand for the first quarter ended March 31, 2011.

Results of Operations

Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended March 31, 2012 was $3.3 million compared to $4.4 million for the same period in 2011. Interest income on earning assets was $1.4 million lower for the three months ended March 31, 2012, compared to the first quarter of 2011. Of the $1.4 million decrease in interest income, $297 thousand is attributable to the $300 thousand lower average balance in loans and $6.7 million higher average non-accrual loans. The reduction in the average balance in the investment securities portfolio was $22.2 million and contributed $185 thousand to the reduction in interest income. The decrease in yield from 3.89% to 1.14% in the investment securities portfolio also contributed to $810 thousand to the decrease in interest income. This decrease was primarily driven by the change in the investment portfolio mix in anticipation of the merger in 2011. The average balance of interest-bearing deposits decreased by $18.8 million and contributed $58 thousand to the decrease in interest expense. The average rate paid on deposits improved to 1.29% from 1.62%, which reduced interest expense by $272 thousand.

The following table illustrates average balances of total assets and total interest-bearing liabilities for the three month periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

	Three Months Ended March 31,
	2012			2011
	Average Balance	Income/ Expense	Yield/ Rate[1]	Average Balance	Income/ Expense	Yield/ Rate[1]
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(2)	$301,600	$4,183	5.58%	$325,151	$4,545	5.67%
Trading securities	567	10	7.09%	1,828	33	7.32%
Investment securities	118,587	336	1.14%	140,745	1,350	3.89%
Federal funds sold	8,842	15	0.68%	6,567	10	0.62%

Total interest earning assets	429,596	4,544	4.25%	474,291	5,938	5.08%

Non-interest earning assets:
Cash and due from banks	25,532			19,296
Premises and equipment	1,373			1,603
Other real estate owned (OREO)	3,865			4,501
Other assets	8,254			18,578
Less: allowance for loan losses	(5,069)			(5,479)

Total non-interest earning assets	33,955			38,499

Total Assets	$463,551			$512,790

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$41,084	$28	0.27%	$41,879	$25	0.24%
Money market deposit accounts	15,747	30	0.77%	25,533	49	0.78%
Savings accounts	3,963	1	0.10%	3,819	7	0.74%
Time deposits	189,721	747	1.58%	198,045	997	2.04%

Total interest-bearing deposits	250,515	806	1.29%	269,276	1,078	1.62%
FHLB advances(3)	46,543	268	2.32%	41,206	259	2.55%
Other borrowings	48,627	160	1.32%	78,448	180	0.93%

Total interest-bearing liabilities	345,685	1,234	1.44%	388,930	1,517	1.58%

Non-interest bearing liabilities:
Demand deposits	87,197			87,960
Other liabilities	2,576			2,281

Total liabilities	435,458			479,171
Shareholders’ Equity	28,093			33,619

Total Liabilities and Shareholders’ Equity	$463,551			$512,790

Interest Spread(4)			2.81%			3.51%

Net Interest Margin(5)		$3,310	3.10%		$4,421	3.78%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.
(2)

The Bank had average non-accrual loans of $12.1 million and $5.4 million in the first quarter of 2012 and 2011, respectively. The 2012 and 2011 interest income on non-accrual loans excluded from the loans above was $190 thousand and $193 thousand, respectively.

(3)	Average fair value of FHLB advances for the first quarter of 2012 and 2011 was $29.3 million and $26.1 million, respectively.
(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Average loan balances were $301.6 million for the three months ended March 31, 2012 compared to $325.2 million for the same period in 2011. The decrease in average loans is primarily due to several large payoffs. Bankshares longer-term strategy is to grow small business commercial loans and owner occupied commercial real estate. The related interest income from loans was $4.2 million in the three months ended March 31, 2012 compared to $4.5 million in the same period in 2011. The average yield on loans of 5.58% during the three months ended March 31, 2012 was 9 basis points lower than the yield of 5.67% in the first quarter of 2011. Interest rates are established for classes of loans that include variable rates based on Wall Street Journal Prime or other identifiable bases while others carry fixed rates with terms out to 15 years. Most new variable rate originations include minimum start rates and/or floors.

At the three months ended March 31, 2012, we held one security in our trading portfolio with an average balance of $567 thousand, compared to $1.8 million for the three months ended March 31, 2011. The trading security interest income for the three months ended March 31, 2012 was $10 thousand compared to $33 thousand for the three months ended March 31, 2011. The reduction in average trading securities reflects management’s business strategy to eliminate the trading securities portfolio as we reposition the balance sheet and led to the reduction in associated interest income. At March 31, 2012, the carrying value of the security was $454 thousand.

Investment securities averaged $118.6 million for the quarter ended March 31, 2012 compared to $140.7 million for the same quarter in 2011. Investment securities income was $336 thousand for the three months ended March 31, 2012 compared to $1.4 million for the three months ended March 31, 2011. The average tax equivalent yields on investment securities for the three months ended March 31, 2012 and 2011 were 1.14% and 3.89% respectively. The reduction in average investment securities from the sale of securities reflects management’s business strategy to reduce the investment securities portfolio.

Short-term investments in federal funds sold contributed $15 thousand to interest income in the three month period ended March 31, 2012, compared to $10 thousand for the same period in 2011. The average balance for the three months ended March 31, 2012 was $8.8 million, a $2.2 million increase from the prior year average balance of $6.6 million.

The average balance of cash and due from banks was $25.5 million and $19.3 million for the three months ended March 31, 2012 and 2011, respectively.

Total average interest-earning assets yielded 4.25% for the three months ended March 31, 2012 compared to the yield of 5.08% for the same period in 2011. Total interest income on a fully tax equivalent basis was $4.5 million for the three months ended March 31, 2012 compared to $5.9 million for the three months ended March 31, 2011. As discussed above, interest income decreased from the first quarter of 2011 to the first quarter of 2012 due to smaller average loans and securities balances, which are a product of our strategy to reposition our balance sheet.

Total average interest-bearing deposits were $345.7 million in the first quarter of 2012, or $43.2 million lower than the first quarter of 2011 level of $388.9 million. A key driver of the decrease is the decline in average time deposits and money market accounts. The average balance for time deposits for the first quarter of 2012 was $189.7 million compared to $198.0 million for the same period in 2011, a decrease of $8.3 million. Interest expense for all interest-bearing liabilities amounted to $1.2 million for the three months ended March 31, 2012 compared to $1.5 million for the three months ended March 31, 2011, a savings of $283 thousand. The average cost of interest-bearing liabilities for the first quarter of 2012 was 1.44% or 14 basis points lower than the first quarter of 2011 level of 1.58%. The lower interest rate environment allowed for competitive repricing of interest-bearing demand accounts, money market accounts, savings accounts and client based time deposits. The benefits of the repricing are seen in the lower time deposit cost of 1.58% during the first quarter of 2012 compared to 2.04% during the same period of 2011.

As of March 31, 2012, the brokered certificate of deposit portfolio carried an average coupon rate of 1.27% compared to an average coupon rate of 1.72% at March 31, 2011.

Non-interest bearing demand deposits averaged $87.2 million for the first three months of 2012, or $763 thousand less than the first quarter of 2011 level of $88.0 million. These balances are subject to seasonal changes.

The following table describes the impact on our tax equivalent interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis Three Months Ended March 31 2012 compared to 2011
	Change Due To:
	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$(362)	$(297)	$(65)
Trading securities	(23)	(22)	(1)
Investment securities	(1,014)	(188)	(826)
Federal funds sold	5	4	1

Total (decrease) in interest income	(1,394)	(503)	(891)

Interest-Bearing Liabilities:
Interest-bearing deposits	(272)	(58)	(214)
Borrowed funds	(11)	224	(235)

Total (decrease) in interest expense	(283)	166	(449)

(Decrease) in net interest income	$(1,111)	$(669)	$(442)

Non-Interest Income

Non-interest income amounted to $469 thousand during the three months ended March 31, 2012, an increase of $285 thousand from $184 thousand for the same period of 2011.

Bankshares recorded a net gain of $3 thousand on the sale of investment securities in the three months ended March 31, 2012, compared to a net gain of $79 thousand in the three months ended March 31, 2011.

Fair value adjustments on the FHLB advance and the PCMO security recorded for the three months ended March 31, 2012 resulted in a net gain of $392 thousand, compared to a net gain of $24 thousand for the same period in 2011, an increase of $368 thousand. The net gain of $392 thousand for the three months ended March 31, 2012 is primarily driven by a positive fair value adjustment of $463 thousand on the FHLB advance.

Non-Interest Expense

During the three months ended March 31, 2012, Bankshares made important progress toward its strategic goal of decreasing its non-interest expenses.

Non-interest expense for the three months ended March 31, 2012, amounted to $3.6 million compared to $3.7 million for the same period in 2011, a decrease of $132 thousand. A key component of non-interest expenses are salary and employee benefits expense. Salary and employee benefits expenses for the quarter ended March 31, 2012 were $1.2 million, compared to the first quarter of 2011 level of $1.4 million, a decrease of $228 thousand. Occupancy expenses and equipment expenses collectively totaled $725 thousand for the quarter ended March 31, 2012 compared to the 2011 level of $729 thousand, a decrease of $4 thousand.

OREO expense was $41 thousand for the first quarter ended March 31, 2012 compared to $35 thousand for the same period in 2011. A valuation adjustment on a property contributed to the increase in the OREO expenses for the quarter.

Income Taxes

Bankshares recorded income tax expense of $158 thousand in the first quarter of 2012, compared to $182 thousand for the same period in 2011.

At December 31, 2011, Bankshares performed an analysis to determine if a valuation allowance for deferred tax assets was necessary. Its analysis reviewed various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted. The three year cumulative loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. Bankshares considered positive evidence such as previous earnings patterns, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. In addition, Bankshares considered tax planning strategies that would impact the timing and extent of taxable income. Based on the analysis and the guidance in the relevant accounting literature, it was not considered more likely than not, that Bankshares will not be able to realize all its deferred tax assets. A valuation allowance of $5.3 million related to the deferred tax assets was recorded at December 31, 2011. and March 31, 2012.

The income tax provision at March 31, 2012, is directly related to the fair value gain on the Federal Home Loan Bank (FHLB) advance.

Analysis of Financial Condition

Trading Security. At March 31, 2012 and December 31, 2011, the trading portfolio consisted of one PCMO security with a fair value of $454 thousand and $596 thousand respectively. The current effective portfolio yield is 5.40%.

The following table reflects our trading asset and effective yield on the instrument as of the dates indicated:

	Trading Security
	March 31,		December 31,
	2012		2011
	Fair		Fair
	Value	Yield	Value	Yield
	(Dollars in thousands)
PCMO (1)	$454	5.40%	$596	5.44%

Totals	$454	5.40%	$596	5.44%

Investment Securities – Available for Sale

We actively manage our portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $105.7 million at March 31, 2012 compared to $123.5 million at December 31, 2011. Targeted efforts to strategically restructure our balance sheet in anticipation of the merger during 2011 led to shifts in our investment portfolio mix and reduced the investment securities portfolio’s balance at March 31, 2012.

On March 31, 2012, our investment portfolio contained callable and non-callable U.S. government corporation and agencies securities, U.S. government agency collateralized mortgage obligations (CMOs), U.S. government agency mortgage backed securities (MBS), PCMOs, and municipal securities.

On March 31, 2012, U.S. government agency securities were $18.7 million or 17.7% of the portfolio, PCMOs, CMOs and MBS were $78.5 million, or 74.3%, and municipal securities were $8.6, million or 8.1%, of the portfolio.

The yield on the investment securities portfolio as of March 31, 2012 was 2.54%. During the first quarter of 2012, the Bank earned $336 thousand on the investment securities portfolio or an effective tax equivalent yield of 1.14%. The investment securities portfolio contains mortgage oriented products (CMO, PCMO, and MBS) and SBA securities. When prepayments on these instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. During the first quarter of 2012, the Bank experienced greater than expected prepayments on a variety of investment securities. The U. S. treasuries matured during the first quarter and were re-invested in higher yielding securities.

	Investment Securities – Available-for-Sale
	March 31, 2012			December 31, 2011
	Fair Value	Yield	% of Total	Fair Value	Yield	% of Total
	(Dollars in thousands)
U.S. treasuries	$—		0.00%	$71,115	0.01%	57.6%
U.S. government corporations and agencies	18,692	2.51%	17.7%	9,751	2.63%	7.9%
U.S. government agency CMOs	55,964	2.44%	53.0%	31,038	2.16%	25.1%
U.S. government agency MBS	21,533	2.16%	20.4%	7,698	2.01%	6.2%
PCMOs	967	2.82%	0.9%	950	2.82%	0.8%
Municipal securities	8,588	4.14%	8.1%	2,911	5.06%	2.4%

Total Investment Securities
Available-for-Sale	$105,744	2.54%	100.0%	$123,463	1.02%	100.0%

The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of March 31, 2012:

	Contractual Maturities of Investment Securities March 31, 2012
	(Dollars in thousands)
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total(4,5)	Yield
Available-For-Sale Securities
U.S. government corporations and agencies	$—	0.00%	$—	0.00%	$—	0.00%	$18,702	2.51%	$18,702	2.51%
U.S. government agency CMOs(1)	—	0.00%	—	0.00%	2,905	2.25%	52,869	2.45%	55,774	2.44%
U.S. government agency MBS(1)	—	0.00%	—	0.00%	—	0.00%	21,458	2.16%	21,458	2.16%
PCMOs(1)	—	0.00%	—	0.00%	—	0.00%	970	2.82%	970	2.82%
Municipal securities(2)	—	0.00%	—	0.00%	1,269	3.60%	7,464	4.24%	8,733	4.15%

Total Available-For-Sale Securities(3)	$—	0.00%	$—	0.00%	$4,174	2.66%	$101,463	2.53%	$105,637	2.54%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.
(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
(3)	Bankshares did not have any held-to-maturity securities as of March 31, 2012.
(4)	Total above is amortized cost and does not include unrealized loss of $108 thousand.
(5)	Total available for sale securities amounted to $105.7 million. The fair value of the contractual maturities listed in the total above amounts to $105.7 million.

Restricted Securities

Bankshares’ securities portfolio contains restricted securities that are required to be held as part of the Company’s banking operations. These include stock of the Federal Reserve Bank, the FHLB and others. The following table summarizes the balances of restricted stock at the dates indicated:

	Restricted Stocks
	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Federal Reserve Bank Stock	$1,201	$1,201
FHLB stock	3,365	3,365
Bankers’ Bank stock	206	206

Total Restricted Stock	$4,772	$4,772

Loan Portfolio

In its lending activities, Bankshares seeks to develop substantial relationships with clients whose business and individual banking needs will grow with the Bank. Bankshares has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. Bankshares grants credit to commercial business, commercial real estate, real estate construction, and residential real estate and consumer borrowers in the normal course of business. The loan portfolio net of discounts and fees was $297.1 million as of March 31, 2012 or $9.8 million lower than the December 31, 2011 levels of $306.9 million.

The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of the dates indicated:

	Loan Portfolio
	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$94,921	32%	$101,248	33%
Commercial real estate	133,332	45%	137,610	45%
Construction/land	41,172	14%	39,176	13%
Commercial and industrial	26,018	9%	26,820	9%
Consumer – non real estate	1,642	1%	2,022	0%
Other	—	0%	—	0%

Total Loans	$297,085	100%	$306,876	100%

Substantially all loans are initially underwritten based on identifiable cash flows and supported by appropriate advance rates on collateral, which is independently valued. Commercial loans are generally secured by accounts receivable, equipment and business assets. Commercial real estate is secured by owner-occupied or non-owner occupied commercial properties of all types. Real estate construction loans are supported by projects which generally require an appropriate level of pre-sales or pre-leasing. Generally, all commercial and real estate loans have full recourse to the owners and/or sponsors. Residential real estate is secured by first or second trusts on both owner-occupied and investor-owned residential properties.

As noted in the table above, loans secured by various types of real estate constitute a significant portion of total loans. Commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the Metropolitan Washington, D.C. area with the heaviest concentration in Northern Virginia and Fairfax County in particular. Risk is managed through diversification by sub-market, property type, and loan size. Risk is further managed by seeking investment property loans with multiple tenants and by emphasizing owner-occupied loans. The average loan size in this portfolio is $620 thousand as of March 31, 2012.

The table also shows a modest increase in the construction / land portion of the portfolio, which represented 14% of the portfolio at March 31, 2012 compared to 13% at December 31, 2011. The current levels of construction/land loans are a product of management’s efforts to de-emphasize this type of lending in recent years. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which appear to be the strongest in the region. Legacy loans, particularly in the land portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. Bankshares expects to see further reductions in its land exposure offset by potential increases in certain residential construction activities, as market conditions improve.

Loans secured by residential real estate have remained relatively constant since December 31, 2011, as a percent of the portfolio, with growth in our 1-4 family first trust loans partially offset by the reductions in our 1-4 family subordinate trust loans (HELOCs and closed-end 2nd mortgages). All loans in both categories represent loans underwritten by Bankshares (Bankshares does not purchase loans for this portfolio) to customers with whom Bankshares has direct contact in the local communities it serves. Bankshares believes that its underwriting criteria reflect current market conditions. The portfolio of first mortgage loans had an average size per housing unit of $287 thousand as of March 31, 2012. Bankshares’ subordinate trust loans averaged $115 thousand per property as of March 31, 2012. While Bankshares recognizes that the Metropolitan Washington, D.C. residential real estate market is in a nascent recovery, Bankshares believes its current underwriting standards, an emphasis on serving the sub-markets Bankshares knows, the granularity of its portfolio, and its continued reduction of the subordinate trust portfolio represent appropriate risk management strategies for this portfolio.

The following table presents the maturities or repricing periods of selected loans outstanding at March 31, 2012:

	Loan Maturity Distribution As of March 31, 2012
	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$14,308	$10,430	$1,280	$26,018
Construction/land	32,074	6,011	3,087	41,172

Total	$46,382	$16,441	$4,367	$67,190

Loans with:
Fixed rates	$60,304	$76,370	$64,553	$201,227
Variable rates	42,759	48,936	4,163	95,858

Total	$103,063	$125,306	$68,716	$297,085

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

The table below represents the Company’s loan portfolio by risk rating, classification, and loan portfolio segment as of March 31, 2012.

	Credit Quality Asset By Class As of March 31, 2012 (Dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10
Commercial and industrial	$22,849	$914	$477	$1,778	$—	$—	$26,018
Commercial real estate
Owner occupied	62,843	1,155	2,005	3,538	—	—	69,541
Non-owner occupied	52,335	5,033	4,607	1,816	—	—	63,791
Construction/land
Residential construction	15,456	800	—	—	544	—	16,800
Other construction & land	14,442	47	1,831	6,816	1,236	—	24,372
Residential real estate
Equity lines	28,155	59	100	—	—	—	28,314
Single family	52,679	3,417	2,132	2,922	—	—	61,150
Multifamily	5,457	—	—	—	—	—	5,457
Consumer – non real estate	1,458	—	184	—	—	—	1,642

Totals	$255,674	$11,425	$11,336	$16,870	$1,780	$—	$297,085

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

When payments are 90 days or more in arrears or when Bankshares determines that it is no longer prudent to recognize current interest income on a loan, Bankshares may classify the loan as non-accrual. Three lending relationships are major contributors to the increase in non-accrual levels during 2011. The first relationship, with an aggregate exposure of $4.6 million, continues to make note payments but payments are inconsistent and its ability to sustain payments remains in question. The second relationship, with an aggregate exposure of $2.3 million, was to be curtailed in the fall of 2011 from the sale of collateral property. The proposed sale did not occur as anticipated due to a utility easement issue with the collateral property. The third relationship has an exposure of $2.3 million. The collateral appears adequate at this time while Bankshares works with the client to sell underlying property. The decrease in the amount of loans on non-accrual from $13.3 million at December 31, 2011, to $11.2 million at March 31, 2012, was primarily due to the foreclosure and purchase into OREO of an improved residential property in Fairfax County, Virginia, that was a loan of $1.3 million as of December 31, 2011.

From time to time, a loan may be past due 90 days or more but is in the process of collection and thus warrants remaining on accrual status. Bankshares had one such loan in the amount of $370 thousand at March 31, 2012, that is past due and still accruing.

The following table sets forth the aging and non-accrual loans by class as of March 31, 2012:

	Aging and Non-accrual Loans By Class As of March 31, 2012
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current[1]	90-days Past Due and Still Accruing	Non-accrual Loans
Commerical and industrial	$1,002	$18	$370	$1,390	$24,628	$370	$955
Commercial real estate
Owner occupied	109	—	2,560	2,669	66,872	—	2,560
Non-owner occupied	5,490	—	—	5,490	58,301	—	—
Construction/land
Residential construction	—	—	544	544	16,256	—	544
Other construction & land	1,071	1,029	5,933	8,033	16,339	—	6,961
Residential real estate
Equity lines	498	—	—	498	27,816	—	—
Single family	695	—	163	858	60,292	—	163
Multifamily	—	—	—	—	5,457	—	—
Consumer – non real estate	—	—	—	—	1,642	—	—

Total loans	$8,865	$1,047	$9,570	$19,482	$277,603	$370	$11,183

[1]	For the purposes of this table only, loans 1-29 days past due are included in the balance of current loans

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

The allowance for loan losses was $5.1 million at March 31, 2012, or 1.71% of loans outstanding, compared to $5.4 million or 1.76% of loans outstanding, at December 31, 2011. Bankshares has allocated $2.1 million at March 31, 2012, compared to $2.3 million at December 31, 2011 for specific loans. For the first quarter of 2012, Bankshares had net charge offs of $773 thousand compared to net recoveries of $24 thousand in the same period of 2011. All but one loan of $49 thousand were fully impaired and accounted for in the allowance for loan losses as of December 31, 2011.

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

The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Ended March 31, 2012	December 31, 2011	Ended March 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$5,393	$5,281	$5,281
Provision for loan losses	450	1,549	306
Charge offs:
Commerical and industrial	—	(10)	(10)
Construction/land	—	(404)	—
Residential real estate	(782)	(1,044)	(116)
Commercial real estate	0	(173)	(80)
Consumer – non real estate	—	(71)	—

Total charge offs	(782)	(1,702)	(206)
Recoveries:
Commerical and industrial	—	116	116
Construction/land	—	—	—
Residential real estate	9	134	109
Commercial real estate	—	9	4
Consumer – non real estate	—	6	1

Total recoveries	9	265	230

Net (charge offs) recoveries	(773)	(1,437)	24

Balance, end of period	$5,070	$5,393	$5,611

Allowance for loan losses to total loans	1.71%	1.76%	1.76%
Allowance for loan losses to non-accrual loans	0.45X	.41X	0.48X
Allowance for loan losses to non-performing assets	29.58%	30.01%	33.10%
Non-performing assets to total assets	3.37%	3.55%	3.21%
Net charge offs to average loans	0.26%	0.45%	0.01%
	.

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

	Allowance for Loan Losses As of March 31, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
Allowance for Loan Losses
Beginning Balance	$210	$1,508	$1,808	$1,826	$41	$5,393
Charge-offs	—	—	—	(782)	—	(782)
Recoveries	—	—	—	9	—	9
Provision	(56)	(53)	515	57	(13)	450

Ending Balance:	$154	$1,455	$2,323	$1,110	$28	$5,070

Individually evaluated for impairment	$—	$84	$1,982	$55	$—	$2,121

Collectively evaluated for impairment	$210	$1,424	$276	$998	$41	$2,949

Ending Balance:
Loans	$26,018	$133,332	$41,172	$94,921	$1,642	$297,085

Individually evaluated for impairment	$955	$2,560	$7,505	$163	$—	$11,183

Collectively evaluated for impairment	$25,063	$130,772	$33,667	$94,758	$1,642	$285,902

Non-Performing Assets

Impaired Loans (Loans with a Specific Allowance Allocation). As of March 31, 2012, there were no loans with impairment allocations that were not also in non-accrual status.

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

On March 31, 2012, there was $11.2 million in loans on non-accrual status compared to $13.3 million at December 31, 2011. The $11.2 million loan balance consists mostly of loans secured by residential and commercial real estate in the Northern Virginia area. The specific allowance for impaired loans as of March 31, 2012 is $2.1 million.

The decrease in non-accruals during the first quarter of 2012 is partially attributable to two loans to one borrower. One of the loans, which was in the amount of $963 thousand, was foreclosed upon by the Bank and the other loan, which was for $347 thousand, has been charged off.

Total Non-Performing Assets. As of March 31, 2012, we had $17.1 million of non-performing assets on the balance sheet compared to $18.0 million as of December 31, 2011, a decrease of $828 thousand. This decrease is due to the charge off of several lending relationships during the quarter, but is partially offset by an increase in OREO. The ratio of non-performing assets to total assets decreased to 3.37% as of March 31, 2012 from 3.55% as of December 31, 2011, an 18 basis point decrease.

The following table reflects the Credit Quality for periods presented:

	March 31, 2012	December 31, 2011
Credit Quality Information	(Dollars in thousands)
Non-performing assets:
Non-accrual loans	11,183	13,264
OREO	4,683	3,748
Loans past due 90 days and still accruing	370	—
Troubled debt restructurings (not on non-accrual)	904	956

Total non-performing assets	$17,140	$17,968

Specific reserves associated with impaired loans	$2,121	$2,271

Non-performing assets to total assets	3.37%	3.55%

Specific Reserves. As of March 31, 2012, Bankshares had $2.1 million in specific reserves for non-performing loans, compared to $2.3 million at December 31, 2011.

Other Real Estate Owned (OREO). As of March 31, 2012, Bankshares had $4.7 million classified as OREO on the balance sheet, compared to $3.7 million as of December 31, 2011. The OREO balance includes $1.3 million which relates to residential acreage in the Winchester, Virginia area, $879 thousand which relates to residential building lots in Woodstock, Virginia, $720 thousand which relates to residential/farm property in Charles Town, West Virginia and $963 thousand which relates to residential property in Annandale, Virginia. The remainder is made up of five additional properties totaling $753 thousand at March 31, 2012.

The table below reflects the OREO activity in the periods presented:

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$3,748	$4,627
Properties acquired at foreclosure	963	434
Capital improvements on foreclosed properties	—	—
Sales of foreclosed properties	—	(959)
Valuation adjustments	(28)	(354)

Balance, end of year	$4,683	$3,748

Deposits. Bankshares seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including from title and escrow agency customers.

At March 31, 2012, the deposit portfolio was $380.5 million, a minimal increase compared to the December 31, 2011 level of $380.4 million. The average cost of interest-bearing deposits was 1.44 % for the quarter ended March 31, 2012. As key interest rates declined over the past year, deposits were repriced at lower levels.

At March 31, 2012, Bankshares’ savings and NOW deposits were $57.4 million compared to $51.5 million at December 31, 2011, a $5.9 million increase. Average interest-bearing demand deposits were $41.1 million for the quarter ended March 31, 2012. The disparity between the March 31, 2012 balance of savings and NOW deposits of $57.4 million and the first quarter of 2012 average balance of interest-bearing demand deposits of $41.1 million is directly related to seasonal and cyclical changes in the business activities of Bankshares’ title and escrow agency client base. Frequently, Bankshares’ title and escrow agency clients experience strong deposit growth around the end of a month or quarter.

Bankshares currently uses wholesale brokered deposits. Bankshares believes these types of funds offer a reliable, stable source of funds for the Bank. Frequently the interest rates associated with wholesale brokered deposits are significantly lower than general customer rates in our markets. As market conditions warrant and balance sheet needs dictate, Bankshares may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, Bankshares has potential risk for non-renewal by the customer and/or broker.

As of March 31, 2012, Bankshares had $122.6 million of wholesale brokered certificates of deposit, which is $202 thousand higher than the December 31, 2011 level of $122.4 million.

The following table shows the maturity distribution and coupon rate of wholesale brokered certificate of deposits at March 31, 2012:

Maturity Distribution of Brokered Deposits by Year

Maturity Year	Amount	Average Coupon Rate
	(Dollars in thousands)
2012	$24,954	1.28%
2013	65,264	1.06%
2014	22,423	1.58%
2015	10,000	1.90%

	$122,641	1.27%

Purchased Funds and Other Borrowings. Purchased funds and other borrowings include repurchase agreements (repos), which Bankshares offers to commercial customers and affluent individuals, federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up of the following four categories: customer repos, outstanding federal funds purchased, the Trust Preferred Capital Notes and FHLB advances. Customer repos amounted to $43.8 million at March 31, 2012, compared to $40.4 million at December 31, 2011. There were no other borrowings at March 31, 2012 and December 31, 2011. The Trust Preferred Capital Notes were $10.3 million for all periods presented.

	Purchased Funds Distribution

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)
At Period End
FHLB long-term advances, at fair value	$28,887	$29,350
FHLB long-term advances	15,000	15,000
Customer repos	43,842	40,420
Purchased funds and other borrowings	—	—
Trust Preferred Capital Notes	10,310	10,310

Total at period end	$98,039	$95,080

Average Balances
FHLB long-term advances, at fair value	$29,345	$26,922
FHLB advances	17,198	15,000
Customer repos	34,778	36,666
Purchased funds and other borrowings	3,539	11,773
Trust Preferred Capital Notes	10,310	10,310

Total average balance	$95,170	$100,671

Average rate paid on all borrowed funds, end of period	1.80%	2.00%

Average rate paid on all borrowed funds, during the period	2.22%	1.65%

Maximum outstanding during period	$98,029	$108,431

Customer repurchase agreements are standard commercial banking transactions that involve a Bank customer instead of a wholesale bank or broker. Bankshares offers this product as an accommodation to larger retail and commercial customers and affluent individuals that request safety for their funds beyond the FDIC deposit insurance limits. Bankshares believes this product offers Bankshares a stable source of financing at a reasonable market rate of interest. Bankshares does not use or have any open repurchase agreements with any broker-dealers.

The FHLB is a key source of funding for the Bank. During the periods presented, Bankshares has used overnight advances (daily rate credit) to support its short-term liquidity as needed. On a longer term basis, Bankshares augments its funding portfolio with its two FHLB advances, one of which is accounted for on a fair value basis, and one of which is accounted for on a cost basis.

At March 31, 2012 and December 31, 2011, the FHLB long-term advance accounted for on a fair value basis had a value of $28.9 million and $29.4 million respectively, and matures in 2021. The weighted average interest rate on this long-term FHLB advance was 3.985% for all periods presented. The par value of this FHLB advance was $25.0 million at March 31, 2012 and December 31 2011.

At March 31, 2012, there was one FHLB advance accounted for on a cost basis. Bankshares renewed this floating rate advance in the first quarter of 2012 for $15.0 million. The advance matures in 2013 and the interest rate at March 31, 2012 was 0.32%. The weighted average interest rate for both FHLB advances at March 31, 2012 is 2.611%.

Fair Value of Liability Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, portions of the investment and debt markets have experienced a period of significant distress and dysfunction, and market values for certain financial instruments may not be readily available. Although certain portions of the investment and debt markets have improved, the fair value of an instrument is not the same as a liquidation value. In evaluating the fair value of funding instruments, Bankshares determined that the typical valuation techniques did not take into account the distressed investment and debt markets. As such, Bankshares considered other factors such as typical spreads for the instruments, conversion swaptions, swap curves, discounted cash flow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of March 31, 2012 and December 31, 2011, the fair value of the long-term FHLB advance accounted for on a fair value basis was $28.9 million and $29.4 million respectively.

The following table reflects the fair value of liabilities accounted for under ASC 820-10 as of the dates indicated:

	March 31, 2012			December 31, 2011
	Par Value	Fair Value	Yield	Par Value	Fair Value	Yield
	(Dollars in thousands)
FHLB long-term advances	$25,000	$28,887	3.99%	$25,000	$29,350	3.99%

Liquidity. Bankshares specifically focuses on liquidity management to meet the demand for funds from its depositors and lending clients as well as expenses that it incurs in the operation of its business. Bankshares has a formal liquidity management policy and a contingency funding policy used to assist management in executing the liquidity strategies necessary for the Bank. Similar to other banking organizations, the Bank monitors the need for funds to support depositor activities and funding of loans. Bankshares’ client base includes a significant number of title and escrow businesses which have more deposit inflows and outflows than a traditional commercial business relationship. The Bank maintains additional liquidity sources to support the needs of this client base. As noted in the risk factors section of Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2011 and the forward-looking statement section of this Quarterly Report on Form 10-Q, loss of relationship officers or clients could have a material impact on Bankshares’ liquidity position through a reduction in average deposits.

Bankshares’ Chief Financial Officer monitors its overall liquidity position daily. Bankshares can and will draw upon federal funds lines with correspondent banks, draw upon reverse repurchase agreement lines with correspondent banks and use FHLB advances as needed. Bankshares’ deposit customers frequently have lower deposit balances in the middle of the month, and balances generally rise toward the end of each month. As such, Bankshares uses wholesale funding techniques to support its balance sheet and asset portfolios, although its longer term plan is to increase deposits from its local retail and commercial deposits and maintain available wholesale funding sources as additional liquidity.

As of March 31, 2012, Bankshares had $66.6 million in cash and due from banks to support the business activities and deposit flows of our clients. The Bank maintains credit lines at the FHLB and other correspondent banks. At March 31, 2012, the Bank had a total credit line of $102.6 million with the FHLB with an unused portion of $62.6 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. At March 31, 2012, the Bank had $30.0 million in secured borrowing capacity and $4.0 million in unsecured borrowing capacity (both reverse repurchase agreements and federal funds purchased) from correspondent banks. As of March 31, 2012, the Bank did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. The Bank is also eligible to borrow from the Federal Reserve Discount Window subject to the collateral requirements and other terms and conditions that may exist. In addition to the borrowing capacity described above, Bankshares and the Bank may sell investment securities, loans and other assets to generate additional liquidity. Bankshares anticipates maintaining sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.

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

Total shareholders’ equity was $27.7 million as of March 31, 2012 compared to the December 31, 2011 level of $28.1 million. The change in equity is primarily attributable to Bankshares’ net loss for the first quarter of 2012, of $433 thousand. Book value per common share was $5.43 as of March 31, 2012, compared to $5.50 as of December 31, 2011. The net unrealized gain on available-for-sale securities amounted to $69 thousand, net of tax, as of March 31, 2012, compared to a net unrealized gain on available-for-sale securities of $36 thousand, net of tax, as of December 31, 2011.

The following table reflects the components of shareholders’ equity on a book value per share basis.

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011	Three Months Ended March 31, 2011
	(Dollars in Thousands)
Book Value Per Share, beginning of the period	$5.50	$6.60	$6.60
Net income per common share	(0.08)	(1.17)	0.07
Effects of changes in Other Comprehensive
Income (Loss)[1]	0.01	0.07	(0.06)

Book Value Per Share, end of the period	$5.43	$5.50	$6.61

[1]	Other Comprehensive Income represents the unrealized gains or losses associated with available-for-sale secutities and related reclassification adjustments.

Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. It is Bankshares’ current policy to retain earnings to support its banking operations and its business risk profile. In addition, the terms of the Merger Agreement restrict Bankshares from declaring, setting aside or paying any dividends of other distributions on any class of its capital stock with the consent of WFBI while the Merger is pending.

On June 30, 2003, Bankshares’ wholly-owned statutory business trust (the Trust) privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The Trust issued $310 thousand in common equity to Bankshares. Simultaneously, the Trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through March 31, 2012, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of March 31, 2012 the total amount of deferred and compounded interest owed under the indenture is $1.1 million. The base interest rate as of March 31, 2012 was 3.70% and as of December 31, 2011 was 3.70%.

All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of shareholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At March 31, 2012 and December 31, 2011, the entire amount was considered Tier 1 capital. Management does not expect the restrictions on Tier 1 capital treatment of trust preferred securities that were enacted by the Dodd-Frank Act to impact the Tier 1 capital status of the Trust Preferred Capital Notes, as the Dodd-Frank Act’s restrictions generally do not apply to trust preferred securities issued prior to enactment by institutions with fewer than $15 billion in assets.

Bankshares is considered “well capitalized” as of March 31, 2012 and December 31, 2011. The following table shows Bankshares’ capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$20,440	$20,440
Capital surplus	25,924	25,915
Retained (deficit)	(18,702)	(18,269)
Less: disallowed assets	—	—
Add: Qualifying Trust Preferred Securities	9,211	9,353

Total Tier 1 capital	36,873	37,439
Tier 2 Capital:
Qualifying allowance for loan losses	3,820	3,828

Total Tier 2 capital	4,609	4,475

Total Risk Based Capital	$41,482	$41,914

Risk weighted assets	$305,600	$304,676

Quarterly average assets	$453,262	$506,050

Capital Ratios:	March 31, 2012	December 31, 2011	Regulatory Minimum
Tier 1 risk based capital ratio	12.1%	12.3%	4.0%
Total risk based capital ratio	13.6%	13.8%	8.0%
Leverage ratio	8.1%	7.4%	4.0%

The regulatory risk based capital guidelines establish minimum capital levels for the Bank to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0%, tier 1 risk based capital ratio of 6.0% and total risk based capital ratio of 10.0%. As of March 31, 2012, the Company had capital ratios in excess of the regulatory minimums to be “well capitalized.” The Bank and Bankshares continuously monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization.

The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

Return on Average Assets and Return on Average Equity

	Three Months Ended March 31, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)
Average total assets	$463,551	$497,953

Average shareholders’ equity	$28,093	$34,778

Net income (loss)	$(433)	$(5,958)

Cash dividends declared	$—	$—

Return on average assets (annualized)	-0.37%	-1.20%

Return on average shareholders’ equity (annualized)	-6.17%	-17.13%

Average shareholders’ equity to average total assets	6.06%	6.98%

Concentrations. Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of March 31, 2012, commercial real estate loans were 44.9% and residential real estate loans were 32.0% of the total gross loan portfolio. In addition, a substantial portion of our non-interest bearing deposits is generated by our title and escrow company clients. As of March 31, 2012, the non-interest bearing deposits were 31.0% of total deposits. The impact of this concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.

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

As of March 31, 2012, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements – In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU became effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments became effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application was not permitted. The adoption of the new disclosures is included in Bankshares’ consolidated financial statement and did not have a material impact on Bankshares’ consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments became effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption was permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The adoption of the new disclosures is included in Bankshares’ consolidated financial statement and did not have a material impact on Bankshares’ consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Bankshares does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the new guidance did not have a material impact on Bankshares consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Asset Liability Management (ALM) Risk Management. Bankshares engages a consulting firm to model its short-term and long-term interest rate risk profile. The model includes basic business assumptions, interest rates, repricing information and other relevant market data necessary to project Bankshares’ interest rate risk. The Board of Directors has established interest rate risk limits for both short-term and long-term interest rate exposure. On a periodic basis, management reports to the Board of Directors the base interest rate risk profile and expectations of changes in the profiles based on certain interest rate shocks.

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

The ALM model results for March 31, 2012 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to be neutral. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to be neutral over the next twelve months.

Economic Value of Equity (Long-term Interest Rate Risk). The economic value of equity (EVE), process models the cashflows of financial instruments to maturity. The model incorporates growth and pricing assumptions to develop a baseline EVE. The interest rates used in the model are then shocked for an immediate increase or decrease in interest rates. The results of the shocked model are compared to the baseline results to determine the percentage change in EVE under the various scenarios. The resulting percentage change in EVE is an indication of the longer term repricing risk and options embedded in the balance sheet.

The table below shows as of March 31, 2012, ALM model results under various interest rate shocks:

	March 31, 2012
Interest Rate Shocks	NII	EVE
-200 bp	-2.4%	-7.6%
-100 bp	0.0%	-4.4%
+100 bp	0.0%	-5.7%
+200 bp	1.1%	-7.5%

All results above are within Bankshares’ current interest rate risk policy guidelines.

Interest Rate Gap. In addition to the NII and EVE models, management reviews our “static” gap position. The cumulative gap position within one year was $58.1 million, or -11.4% of total assets, at March 31, 2012. While this measurement technique is common in the financial services industry, it has limitations and is not Bankshares’ sole tool for measuring interest rate sensitivity. Bankshares does not believe this model accurately reflects its true short-term and long-term interest rate exposure. As an example, $96.5 million of the investment and trading securities at March 31, 2012 are classified as greater than five years due to the contractual maturity of the instruments. Investment and trading securities are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $96.5 million of investment and trading securities as the “within three month” category, which further suggests a more balanced short-term interest rate position for Bankshares.

The following table reflects our March 31, 2012 “static” interest rate gap position:

	March 31, 2012
	Maturing or Repricing
	Within 3 Months	4 - 12 Months	1 -5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest earning assets:
Investment securities	$9,670	$—	$—	$96,074	$105,744
Trading securities	—	—	—	454	454
Loans*	43,756	46,561	126,764	68,821	285,902
Interest-bearing deposits	64,800	—	—	—	64,800
Federal funds sold	25,307	—	—	—	25,307

Total interest earning assets	143,533	46,561	126,764	165,349	482,207

Interest-bearing liabilities:
Interest-bearing demand deposits	54,160	—	—	—	54,160
Money market deposit accounts	15,885	—	—	—	15,885
Savings accounts	3,255	—	—	—	3,255
Time deposits	25,203	56,463	107,440	—	189,106

Total interest-bearing deposits	98,503	56,463	107,440	—	262,406

FHLB long term advances, at fair value	—	—	—	28,887	28,887
FHLB long term advances	15,000	—	—	—	15,000
Customer repurchase agreements	43,842	—	—	—	43,842
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	167,655	56,463	107,440	28,887	360,445

Period Gap	$(24,122)	$(9,902)	$19,324	$136,462	$121,762

Cumulative Gap	$(24,122)	$(34,024)	$(14,700)	$121,762	$121,762

Cumulative Gap / Total Assets	-4.7%	-6.7%	-2.9%	23.9%	23.9%

*	Excludes non-accrual assets of $11.3 million.

Interest Rate Risk Management Summary. As part of its interest rate risk management, Bankshares typically uses the trading and investment portfolio and its wholesale funding instruments to balance its interest rate exposure. There is no guarantee that the risk management techniques and balance sheet management strategies Bankshares employs will be effective in periods of rapid rate movements or extremely volatile periods. Bankshares believes its strategies are prudent and within its policy guidelines in the base case of its modeling efforts as of March 31, 2012.

Item 4. Controls and Procedures

Bankshares has disclosure controls and procedures to ensure that the information required to be disclosed in the reports that Bankshares files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including Banshares’ Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Bankshares’ management evaluated, with the participation of Bankshares’ Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Bankshares’ disclosure controls and procedures are effective as of March 31, 2012.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Bankshares’ disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in Bankshares’ periodic reports.

As discussed earlier, material weaknesses in internal control were identified as of December 31, 2011, and were corrected during the first quarter of 2012. No additional changes in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal control over financial reporting.

Management assessed the effectiveness of Bankshares’ internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on Bankshares’ assessment, management believes that, as of December 31, 2011, Bankshares’ internal control over financial reporting was ineffective based on those criteria. Specifically, management concluded that Bankshares’ internal control over financial reporting was ineffective as of December 31, 2011 due to a material weakness related to electronic access to certain systems applications, including the general ledger. During the conversion of Bankshares’ data processing systems from one software platform to another, certain personnel were granted system access to a number of applications, including the general ledger, for conversion purposes. The conversion was completed in February 2011. On February 23, 2012, Bankshares discovered these access rights were not removed and a number of employees had access beyond their normal job function and responsibility. Bankshares promptly modified the authorizations to properly limit access to the applications according to the employees’ job function and responsibility level. Bankshares also promptly reviewed the various applications for the period in question and found no unauthorized access. Given these actions, Bankshares believes this material weakness in its internal control over financial reporting to have been remediated fully as of February 28, 2012.

In addition, management concluded that there was a material weakness relating to certain financial reporting issues at December 31, 2011. Three adjustments were recommended by the independent auditor to the year-end financial statement. These adjustments relate to the FDIC prepaid assessments, stock based compensation and income taxes. Bankshares instituted a monthly review process to address these areas, and believes that such process has remediated fully this material weakness.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Bankshares may be involved in litigation relating to claims arising in the normal course of its business. In the opinion of management there are no pending or threatened legal matters which would have a material adverse effect on Bankshares’ financial condition or results of operations.

Item 1A. Risk Factors

Except for the following risks, there have been no material changes to the risk factors disclosed in Item 1A. “Risks Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Termination of the Merger Agreement could negatively impact Bankshares.

If the Merger Agreement is terminated and the parties fail to consummate the Merger, there may be various negative consequences to Bankshares and the Bank. For example, Bankshares businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. If the Merger Agreement is terminated and Bankshares’ board of directors seeks another merger or business combination, shareholders of Bankshares cannot be certain that Bankshares will be able to find a party willing to pay the equivalent or greater consideration than that which WFBI has agreed to pay with respect to the Merger. In addition, under certain circumstances, the termination of the Merger Agreement may require Bankshares to pay to WFBI a termination fee in the amount of $1.34 million.

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

WFBI and Bankshares have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger will depend, in part, on our ability to successfully combine the businesses of WFBI and Bankshares. To realize these anticipated benefits, after the completion of the Merger, WFBI expects to integrate Bankshares’ business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Merger. The loss of key employees could adversely affect WFBI’s ability to successfully conduct its business in the markets in which Bankshares now operates, which could have an adverse effect on WFBI’s financial results and the value of its common stock. If WFBI experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Bank to lose customers or cause customers to remove their accounts from the Bank and move their business to competing financial institutions. Integration efforts between WFBI and Bankshares will also divert management attention and resources. These integration matters could have an adverse effect on each of Bankshares and WFBI during this transition period and for an undetermined period after consummation of the Merger.

Our ability to complete the Merger with WFBI is subject to the receipt of consents and approvals from regulatory agencies which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

Before the Merger may be completed, we must obtain various approvals or consents from the Federal Reserve Board and various bank regulatory and other authorities. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although WFBI and Bankshares do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting the revenues of WFBI following the Merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

2.4	Stock Purchase Agreement between Alliance Bank Corporation, as the seller, and Thomas P. Danaher and Oswald H. Skewes, as the purchasers, dated as of December 29, 2010 (incorporated by reference to Exhibit 2.4 to Form 10-K filed May 28, 2010).

2.5	Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation, and Alliance Bank Corporation (incorporated by reference to Exhibit 2.5 to Form 8-K filed May 8, 2012).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).

10.15	Employment Agreement between Alliance Bank Corporation and Jean S. Houpert, dated as of March 23, 2012 (incorporated by reference to Exhibit 10.15 to Form 8-K filed March 29, 2012).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	The following materials from Alliance Bankshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION

(Registrant)

May 15, 2012	/s/ William E. Doyle, Jr.
Date	William E. Doyle, Jr.
President & Chief Executive Officer (principal executive officer)

May 15, 2012	/s/ Jean S. Houpert
Date	Jean S. Houpert
Executive Vice President & Chief Financial Officer (principal financial and accounting officer)