Form 10-Q
period 2012-06-30
ALLIANCE BANKSHARES CORP
filed 2012-07-27
CIK 1181001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 27, 2012, the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 5,109,969.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance Bankshares Corporation

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(Dollars in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

Cash and due from banks	$74,777	$45,837
Federal funds sold	22,880	16,567
Trading security, at fair value	300	596
Investment securities available-for-sale, at fair value	103,353	123,463
Restricted stock, at cost	4,150	4,772
Loans, net of allowance for loan losses of $5,055 and $5,393	288,416	301,483
Premises and equipment, net	1,211	1,415
Other real estate owned, net	4,031	3,748
Deferred tax assets, net	1,442	1,553
Accrued interest and other assets	7,258	7,049

TOTAL ASSETS	$507,818	$506,483

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$119,553	$112,450
Savings and NOW deposits	66,643	51,475
Money market deposits	18,087	23,370
Time deposits	177,916	193,148

Total deposits	382,199	380,443

Repurchase agreements	40,388	40,420
Federal Home Loan Bank advances ($29,559 and $29,350 at fair value)	44,559	44,350
Trust Preferred Capital Notes	10,310	10,310
Other liabilities	3,223	2,838
Commitments and contingent liabilities	—	—

Total liabilities	480,679	478,361

SHAREHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,109,969 shares issued and outstanding at June 30, 2012 and December 31, 2011	20,440	20,440
Capital surplus	25,933	25,915
Retained (deficit)	(19,621)	(18,269)
Accumulated other comprehensive income, net	387	36

Total shareholders’ equity	27,139	28,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$507,818	$506,483

See Notes to Consolidated Financial Statements (Unaudited).

Alliance Bankshares Corporation

Consolidated Statements of Operations

For the Three Months Ended June 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

	2012	2011
INTEREST INCOME:
Loans	$4,089	$4,555
Investment securities	331	1,167
Trading security	9	12
Federal funds sold	24	12

Total interest income	4,453	5,746

INTEREST EXPENSE:
Savings and NOW deposits	30	30
Time deposits	694	971
Money market deposits	32	45
Repurchase agreements	49	52
FHLB advances	268	256
Trust preferred capital notes	129	93

Total interest expense	1,202	1,447

Net interest income	3,251	4,299
Provision for loan losses	—	769

Net interest income after provision for loan losses	3,251	3,530

OTHER INCOME (LOSS):
Deposit account service charges	41	39
Net gain on sale of available-for-sale securities	—	835
Gain (loss) and fair value adjustments on trading security	(100)	94
Fair value adjustments on FHLB advance	(672)	(224)
Other operating income	39	75

Total other income (loss)	(692)	819

OTHER EXPENSES:
Salaries and employee benefits	1,148	1,404
Professional fees	608	503
Occupancy expense	532	564
Equipment expense	136	155
Other real estate owned expense	54	16
FDIC assessments	210	290
Merger expenses	410	—
Other operating expenses	609	832

Total other expenses	3,707	3,764

Income (loss) before income taxes	(1,148)	585
Income tax expense (benefit)	(229)	191

NET INCOME (LOSS)	$(919)	$394

Net income (loss) per common share, basic	$(0.18)	$0.08

Net income (loss) per common share, diluted	$(0.18)	$0.08

See Notes to Consolidated Financial Statements (unaudited)

Alliance Bankshares Corporation

Consolidated Statements of Operations

For the Six Months Ended June 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

	2012	2011
INTEREST INCOME:
Loans	$8,272	$9,100
Investment securities	655	2,488
Trading security	18	45
Federal funds sold	39	22

Total interest income	8,984	11,655

INTEREST EXPENSE:
Savings and NOW deposits	59	62
Time deposits	1,441	1,968
Money market deposits	61	94
Repurchase agreements	94	140
FHLB advances	536	515
Trust preferred capital notes	243	185

Total interest expense	2,434	2,964

Net interest income	6,550	8,691
Provision for loan losses	450	1,075

Net interest income after provision for loan losses	6,100	7,616

OTHER INCOME (LOSS):
Deposit account service charges	74	76
Net gain on sale of available-for-sale securities	3	914
Gain (loss) and fair value adjustments on trading security	(171)	(33)
Fair value adjustments on FHLB advance	(209)	(73)
Other operating income	78	119

Total other income (loss)	(225)	1,003

OTHER EXPENSES:
Salaries and employee benefits	2,321	2,796
Professional fees	1,093	1,893
Occupancy expense	1,123	1,125
Equipment expense	270	323
Other real estate owned expense	95	51
FDIC assessments	431	640
Merger expenses	418	—
Other operating expenses	1,547	659

Total other expenses	7,298	7,487

Income (loss) before income taxes	(1,423)	1,132
Income tax expense (benefit)	(71)	373

NET INCOME (LOSS)	$(1,352)	$759

Net income (loss) per common share, basic	$(0.26)	$0.15

Net income (loss) per common share, diluted	$(0.26)	$0.15

See Notes to Consolidated Financial Statements (Unaudited)

Alliance Bankshares Corporation

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2012 and 2011

(Dollars in thousands)

	For the Three Months Ended June 30,
	2012	2011
NET INCOME (LOSS)	$(919)	$394
Other comprehensive income
Unrealized holding gains on securities net of taxes of $163 in 2012 and $1,120 in 2011	318	2,177
Reclassification adjustment, net of taxes of $0 in 2012 and ($283) in 2011	—	(552)

Total other comprehensive income	318	1,625

TOTAL COMPREHENSIVE INCOME (LOSS)	$(601)	$2,019

See Notes to Consolidated Financial Statements (Unaudited)

	For the Six Months Ended June 30,
	2012	2011
NET INCOME (LOSS)	$(1,352)	$759
Other comprehensive income
Unrealized holding gains on securities net of taxes of $182 in 2012 and $995 in 2011	353	1,933
Reclassification adjustment, net of taxes of ($1) in 2012 and ($310) in 2011	(2)	(604)

Total other comprehensive income	351	1,329

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,001)	$2,088

See Notes to Consolidated Financial Statements (Unaudited)

Alliance Bankshares Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2012 and 2011

(Dollars in thousands)

	Common Stock	Capital Surplus	Retained Deficit	Acccumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2010	$20,427	$25,857	$(12,311)	$(288)	$33,685

Net income	—	—	759	—	759
Other comprehensive income, net of tax	—	—	—	1,329	1,329
Exercise of stock options	9	(3)	—	—	6

BALANCE, June 30, 2011	$20,436	$25,854	$(11,552)	$1,041	$35,779

BALANCE, DECEMBER 31, 2011	$20,440	$25,915	$(18,269)	$36	$28,122

Net (loss)	—	—	(1,352)	—	(1,352)
Other comprehensive income, net of tax	—	—	—	351	351
Stock-based compensation expense	—	18	—	—	18

BALANCE, June 30, 2012	$20,440	$25,933	$(19,621)	$387	$27,139

See Notes to Consolidated Financial Statements (Unaudited)

Alliance Bankshares Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(Dollars in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,352)	$759
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	1,424	622
Loss on disposal of fixed assets	—	15
Provision for loan losses	450	1,075
Losses and valuation adjustments on other real estate owned	67	10
Stock-based compensation expense	18	—
Net (gain) on sale of securities available-for-sale	(3)	(914)
Fair value adjustments	380	106
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	(279)	1,502
Other liabilities	385	(508)

Net cash provided by operating activities	1,090	2,667

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(6,313)	(2,489)
Purchase of securities available-for-sale	(64,582)	(26,943)
Proceeds from sale of securities available-for-sale	71,017	50,430
Paydowns on securities available-for-sale	13,057	6,175
Net change in trading security	125	1,908
Net change in restricted stock	622	790
Net change in loan portfolio	11,654	9,641
Proceeds from sale of other real estate owned	613	739
Purchase of premises and equipment	(67)	(384)

Net cash provided by investing activities	26,126	39,867

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash provided by (expended on):
Non-interest bearing deposits	7,103	6,199
Savings and NOW deposits	15,168	1,064
Money market deposits	(5,283)	(1,591)
Time deposits	(15,232)	(583)
Repurchase agreements	(32)	(9,271)
Proceeds from exercise of stock options	—	6

Net cash provided by (used in) financing activities	1,724	(4,176)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,940	38,358
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,837	24,078

CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,777	$62,436

See Notes to Consolidated Financial Statements (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

1.	General

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

On May 3, 2012, WashingtonFirst Bankshares, Inc. (WFBI), Bankshares and the Bank entered into an Agreement and Plan of Reorganization (Merger Agreement), pursuant to which Bankshares will merge with and into WFBI, with WFBI being the surviving corporation (Merger). Each share of Bankshares’ outstanding common stock will be converted into and become the right to receive, subject to proration in accordance with the terms of the Merger Agreement and at the election of each shareholder of Bankshares, either 0.4435 shares of common stock of WFBI or cash in the amount of $5.30, subject in either case to adjustment in the event that Bankshares’ shareholders’ equity (as defined in the Agreement) at the month-end prior to completion of the Merger has declined by more than 10% from the amount of Bankshares’ shareholders’ equity at December 31, 2011, and provided that no more than 20% of the common shares of Bankshares may elect to receive cash. Completion of the Merger is subject to (i) approval of the Merger by the shareholders of each of Bankshares and WFBI, (ii) applicable regulatory approvals, including those of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Virginia State Corporation Commission, and (iii) other customary closing conditions.

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

The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications considered necessary to present fairly Bankshares’ financial position as of June 30, 2012 and December 31, 2011, the results of operations for the three and six month periods ended June 30, 2012 and 2011, consolidated statements of comprehensive income for the three and six month periods ended June 30, 2012 and 2011, changes in shareholders’ equity for the six month periods ended June 30, 2012 and 2011 and consolidated statements of cash flows for the six month periods ended June 30, 2012 and 2011. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the SEC).

Operating results for the three and six month periods ended June 30, 2012 and 2011 are not necessarily indicative of full year financial results.

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

As of June 30, 2012, there was $64 thousand of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period which is estimated to be three years or less.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. There were no grants of stock options for the first six months of 2012.

Stock option activity for the six months ended June 30, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value[1] (in thousands)

Outstanding at January 1, 2012	257,846	$8.88
Granted	—	—
Exercised	—	—
Forfeited	(15,700)	11.29
Expired	(22,690)	6.12

Outstanding at June 30, 2012	219,456	$8.86	4.6	$112

Exercisable at June 30, 2012	173,301	$10.64	4.6	$42

[1]	Intrinsic value is the difference between the underlying stock’s price and the strike price. If the difference is negative, the intrinsic value is given as zero.

3.	Fair Value Measurements

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

FHLB Advances – Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. As of June 30, 2012, Bankshares had one wholesale liability as a fair value instrument: a long-term Federal Home Loan Bank (FHLB) advance.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
	(Dollars in thousands)
Assets:
Trading securities - PCMO	$300	$—	$300	—	$300
Available-for-sale securities:
U. S. treasuries	5,000	5,000	—		5,000
U. S. corporations and agencies	18,785	—	18,785	—	18,785
U. S. government CMOs	49,925	—	49,925	—	49,925
U. S. government MBS	19,842	—	19,842	—	19,842
PCMOs	947	—	947	—	947
Municipal securities	8,854	—	8,854	—	8,854

Total assets	$103,653	$5,000	$98,653	—	$103,653

Liabilities:
FHLB advance	$29,559	$—	$—	$29,559	$29,559

Total liabilities	$29,559	$—	$—	$29,559	$29,559

	Fair Value Measurements at December 31, 2011
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value
	(Dollars in thousands)

Assets:
Trading securities - PCMO	$596	$—	$596	$—	$596
Available-for-sale securities:
U. S. treasuries	71,115	71,115		—	71,115
U. S. corporations and agencies	9,751	—	9,751	—	9,751
U. S. government CMOs	31,038	—	31,038	—	31,038
U. S. government MBS	7,698	—	7,698	—	7,698
PCMOs	950	—	950	—	950
Municipal securities	2,911	—	2,911	—	2,911

Total assets	$124,059	$71,115	$52,944	—	$124,059

Liabilities:
FHLB advance	$29,350	$—	$—	$29,350	$29,350

Total liabilities	$29,350	$—	$—	$29,350	$29,350

The following table presents the activity in Level 3 fair value measurements for the three months ended June 30, 2012:

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3)

(Dollars in thousands)

FHLB Advance

Beginning balance, April 1, 2012	$28,887
Realized losses on liabilities	672

Ending balance, June 30, 2012	$29,559

The following tables present the activity in Level 3 fair value measurements for the six months ended June 30, 2012 and the year ended December 31, 2011:

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3)

(Dollars in thousands)

	Other Real Estate Owned	FHLB Advances

Beginning balance, January 1, 2012	$1,473	$29,350
Transfers out of Level 3	(1,473)	—
Realized losses on liabilities	—	209

Ending balance, June 30, 2012	$—	$29,559

Fair Value Measurements Using

Significant Unobservable Inputs

(Level 3)

( Dollars in thousands)

	Other Real Estate Owned	FHLB Advances	AFS Securities	Trading Securities

Beginning balance, January 1, 2011	$—	$26,208	$43,611	$2,075
Transfers into (out of) Level 3	1,473	—	(26,940)	(596)
Sales, maturities or calls	—	—	(16,286)	(1,489)
Realized gains on assets	—	—	170	10
Realized losses on liabilities	—	3,142	—	—
Unrealized (losses) on assets	—	—	(555)	—

Ending balance, December 31, 2011	$1,473	$29,350	$—	$—

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

The following table displays quantitative information about Level 3 fair value measurements as of June 30, 2012 (Dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

FHLB advance	$29,559	Pricing model	Yield curves	1.95% - 2.19% (2.11%)

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

The following tables summarize Bankshares’ assets that were measured at fair value on a nonrecurring basis as of the dates indicated.

	Carrying Value at June 30, 2012
Description	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans, net of valuation allowance	$4,517	$—	$4,517	$—
OREO	$4,031	$—	$4,031	$—

	Carrying Value at December 31, 2011
Description	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans, net of valuation allowance	$6,760	$—	$6,760	$—
OREO	$3,748	$—	$2,275	$1,473

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

The following tables reflect the fair value of financial instruments as of June 30, 2012 and December 31, 2011:

Fair Value of Financial Instruments

	Fair Value Measurements at June 30, 2012, Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
	(Dollars in thousands)

Financial assets:
Cash and due from banks	$74,777	$74,777	$—	$—	$74,777
Federal funds sold	22,880	22,880	—	—	22,880
Trading security	300	—	300	—	300
Available-for-sale securities	103,353	5,000	98,353	—	103,353
Loans, net	288,416	—	284,324	—	284,324
Accrued interest receivable	1,665	—	1,665	—	1,665

Financial liabilities:
Non-interest bearing deposits	$119,553	$—	$119,553	$—	$119,553
Interest-bearing deposits	262,646	—	263,565	—	263,565
Short-term borrowings	40,388	—	40,388	—	40,388
FHLB advances	15,000	—	15,000	—	15,000
FHLB advances, at fair value	29,559	—	—	29,559	29,559
Trust Preferred Capital Notes	10,310	—	10,310	—	10,310
Accrued interest payable	1,352	—	1,352	—	1,352

	Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
	(Dollars in thousands)

Financial assets:
Cash and due from banks	$45,837	$45,837	$—	$—	$45,837
Federal funds sold	16,567	16,567	—	—	16,567
Trading security	596	—	596	—	596
Available-for-sale securities	123,463	—	123,463	—	123,463
Loans, net	301,483	—	297,163	—	297,163
Accrued interest receivable	1,815	—	1,815	—	1,815

Financial liabilities:
Non-interest bearing deposits	$112,450	$—	$112,450	$—	$112,450
Interest-bearing deposits	267,993	—	268,691	—	268,691
Short-term borrowings	40,420	—	40,420	—	40,420
FHLB advances	15,000	—	15,000	—	15,000
FHLB advances, at fair value	29,350	—	—	29,350	29,350
Trust Preferred Capital Notes	10,310	—	10,310	—	10,310
Accrued interest payable	1,155	—	1,155	—	1,155

4.	Trading Security

The following table reflects the single trading security accounted for on a fair value basis and the effective yield of the instrument as of the dates indicated:

	June 30,		December 31,
	2012		2011
	Fair		Fair
	Value	Yield	Value	Yield
	(Dollars in thousands)
Trading security:
PCMOs	$300	5.43%	$596	5.44%

Total trading security	$300	5.43%	$596	5.44%

As of June 30, 2012, trading assets consisted of one PCMO instrument. This PCMO was rated AAA by at least one ratings agency on the purchase date. Currently the security has a rating below investment grade.

At June 30, 2012 and December 31, 2011, the trading security was not pledged.

5.	Investment Securities

The amortized cost, unrealized gains and losses, and the fair value of investment securities at June 30, 2012 are summarized as follows:

	June 30, 2012
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. treasuries	5,000	—	—	5,000
U.S. government corporations and agencies	18,629	156	—	18,785
U.S. government agency CMOs	49,919	176	(170)	49,925
U.S. government agency MBS	19,540	302	—	19,842
PCMOs	943	4	—	947
Municipal securities	8,732	214	(92)	8,854

Total available-for-sale securities	$102,763	$852	$(262)	$103,353

The amortized cost, unrealized gains and losses, and the fair value of investment securities at December 31, 2011 are summarized as follows:

	December 31, 2011
	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. treasuries	$71,119	$—	$(4)	$71,115
U.S. government corporations and agencies	9,737	35	(21)	9,751
U.S. government agency CMOs	30,893	195	(50)	31,038
U.S. government agency MBS	7,672	26	—	7,698
PCMOs	1,005	—	(55)	950
Municipal securities	2,982	70	(141)	2,911

Total available-for-sale securities	$123,408	$326	$(271)	$123,463

There were no held-to-maturity investments at June 30, 2012 or December 31, 2011.

The following tables present the aggregate amount of unrealized loss in investment securities as of June 30, 2012 and December 31, 2011. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	June 30, 2012
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)

U.S. treasuries	$—	$—	$—	$—	—	$—
U.S. government corporations and agencies	—	—	—	—	—	—
U.S. government agency CMOs	27,709	(170)	—	—	27,709	(170)
PCMOs	—	—	—	—	—	—
Municipal securities	1,266	(3)	586	(89)	1,852	(92)

Total temporarily impaired investment securities	$28,975	$(173)	$586	$(89)	$29,561	$(262)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)
U.S. treasuries	$71,115	$(4)	$—	$—	$71,115	$(4)
U.S. government corporations and agencies	3,327	(21)	—	—	3,327	(21)
U.S. government agency CMOs	7,401	(50)	—	—	7,401	(50)
PCMOs	—	—	950	(55)	950	(55)
Municipal securities	526	(4)	525	(137)	1,051	(141)

Total temporarily impaired investment securities	$82,369	$(79)	$1,475	$(192)	$83,844	$(271)

Bankshares’ investment security portfolio is primarily comprised of U.S. government and fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments, an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if Bankshares does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the write-down would be included in earnings as a realized loss. As of June 30, 2012 and December 31, 2011, management does not consider any of the unrealized losses to be other-than-temporarily impaired and no impairment charges have been recorded.

There are a total of 15 investment securities with a total fair value of $29.6 million that have an aggregate unrealized loss of $262 thousand and are considered temporarily impaired as of June 30, 2012. Management believes the unrealized losses noted in the table above are a result of current market conditions and interest rates, and do not reflect on the ability of the issuers to repay the obligations. Approximately $27.7 million or 93.7% of the investment securities with an unrealized loss are backed by U.S. government agencies and other forms of underlying collateral.

Bankshares’ investment in FHLB stock totaled $2.7 million at June 30, 2012. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Bankshares does not consider this investment to be other than temporarily impaired as of June 30, 2012 and no impairment has been recognized. FHLB stock is included in restricted stock on the Consolidated Balance Sheets.

6. Loans

The following table summarizes the composition of the loan portfolio by dollar amount and percentage as of the dates indicated:

	June 30,		December 31,
	2012		2011
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Real estate:
Residential real estate	$98,219	33.5%	$101,248	33.0%
Commercial real estate	126,643	43.1%	137,610	44.8%
Construction / land	38,436	13.1%	39,176	12.8%

Total real estate	263,298	89.7%	278,034	90.6%
Commercial and industrial	28,700	9.8%	26,820	8.7%
Consumer	1,473	0.5%	2,022	0.7%

Gross loans	293,471	100%	306,876	100.0%

Less: allowance for loan losses	(5,055)		(5,393)

Net loans	$288,416		$301,483

As of June 30, 2012 and December 31, 2011, there were $2 thousand and $25 thousand, respectively, in checking account overdrafts that were reclassified on the Consolidated Balance Sheets as loans.

The following tables represent the credit quality of loans by class for June 30, 2012 and December 31, 2011:

	As of June 30, 2012
	(Dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10
Commercial and industrial	$25,590	$850	$250	$2,010	$—	$—	$28,700
Commercial real estate
Owner occupied	56,467	1,142	1,994	3,467	—	—	63,070
Non-owner occupied	55,232	4,788	1,745	1,808	—	—	63,573
Construction/land
Residential construction	13,673	800	—	—	559	—	15,032
Other construction & land	14,090	527	167	8,284	336	—	23,404
Residential real estate
Equity lines	27,853	136	99	150	—	—	28,238
Single family	56,437	2,744	2,727	2,645	—	—	64,553
Multifamily	5,428	—	—	—	—	—	5,428
Consumer - non real estate	1,269	22	182	—	—	—	1,473

Totals	$256,039	$11,009	$7,164	$18,364	$895	$—	$293,471

	As of December 31, 2011
	(Dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10
Commercial and industrial	$23,901	$927	$224	$1,768	$—	$—	$26,820
Commercial real estate
Owner occupied	63,192	625	1,742	2,610	—	—	68,169
Non-owner occupied	60,069	1,231	8,141	—	—	—	69,441
Construction/land
Residential construction	9,356	175	599	3,753	876	—	14,759
Other construction & land	16,018	—	1,662	5,837	900	—	24,417
Residential real estate
Equity lines	27,311	430	718	95	552	—	29,106
Single family	56,134	4,876	—	5,347	—	—	66,357
Multifamily	5,785	—	—	—	—	—	5,785
Consumer - non real estate	1,836	—	186	—	—	—	2,022

Totals	$263,602	$8,264	$13,272	$19,410	$2,328	$—	$306,876

[1]

Internal risk ratings of pass (rating numbers 1 to 5) and watch (rating number 6) are deemed to be unclassified assets. Internal risk ratings of special mention (rating number 7), substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.

The following tables set forth aging and non-accrual loans by class as of the dates indicated:

	Aging and Non-accrual Loans by Class
	As of June 30, 2012
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	90-days Past Due and Still Accruing	Non- accrual Loans

Commercial & Industrial	$1,349	$403	$268	$2,020	$26,680	$—	$1,196
Commercial real estate
Owner occupied	206	2,597	—	2,803	60,267	—	2,492
Non-owner occupied	4,426	—	—	4,426	59,147	—	—
Construction/land
Residential construction	—	—	559	559	14,473	—	559
Other construction & land	1,053	—	4,876	5,929	17,475	—	5,874
Residential real estate
Equity Lines	599	14	150	763	27,475	—	150
Single Family	1,783	264	—	2,047	62,506	—	264
Multifamily	—	—	—	—	5,428	—	—
Consumer-non real estate	9	—	—	9	1,464	—	—

Total loans	$9,425	$3,278	$5,853	$18,556	$274,915	$—	$10,535

	Aging and Non-accrual Loans By Class
	As of December 31, 2011
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	90-days Past Due and Still Accruing	Non- accrual Loans

Commercial and industrial	$1,228	$367	$—	$1,595	$25,225	$—	$977
Commercial real estate
Owner occupied	121	—	2,610	2,731	65,438	—	2,610
Non-owner occupied	—	992	—	992	68,449	—	—
Construction/land
Residential construction	—	—	540	540	14,219	—	540
Other construction & land	—	1,225	5,988	7,213	17,204	—	7,139
Residential real estate
Equity Lines	304	33	184	521	28,585	—	236
Single Family	74	29	1,733	1,836	64,521	—	1,762
Multifamily	—	—	—	—	5,785	—	—
Consumer -non real estate	186	—	—	186	1,836	—	—

Total loans	$1,913	$2,646	$11,055	$15,614	$291,262	$—	$13,264

7. Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods presented:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011	Six Months Ended June 30, 2011
	(Dollars in thousands)
Allowance for Loan Losses
Balance, beginning of period	$5,393	$5,281	$5,281
Provision for loan losses	450	1,549	1,075
Loans charged off	(821)	(1,702)	(986)
Recoveries of loans charged off	33	265	240

Net (charge offs)	(788)	(1,437)	(746)

Balance, end of period	$5,055	$5,393	$5,610

The following tables represent the allocation of allowance for loan losses by segment as of the dates indicated:

	June 30, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total

Beginning Balance:	$210	$1,508	$1,808	$1,826	$41	$5,393
Charge-offs	—	—	—	(821)	—	(821)
Recoveries	—	—	—	33	—	33
Provision	(56)	(53)	515	57	(13)	450

Ending Balance:	$154	$1,455	$2,323	$1,095	$28	$5,055

Individually evaluated for impairment	$48	$17	$1,486	$98	$—	$1,649

Collectively evaluated for impairment	$106	$1,438	$837	$997	$28	$3,406

Loans:
Ending Balance:	$28,700	$126,643	$38,436	$98,219	$1,473	$293,471

Individually evaluated for impairment	$1,196	$2,492	$6,433	$414	$—	$10,535

Collectively evaluated for impairment	$27,504	$124,151	$32,003	$97,805	$1,473	$282,936

Allowance for Loan Losses

As of December 31, 2011

(Dollars in thousands)

	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
	(Dollars in thousands)

Beginning Balance:	$463	$1,420	$700	$2,613	$85	$5,281
Charge-offs	(10)	(173)	(404)	(1,044)	(71)	(1,702)
Recoveries	116	9	—	134	6	265
Provision	(359)	252	1,512	123	21	1,549

Ending Balance:	$210	$1,508	$1,808	$1,826	$41	$5,393

Individually evaluated for impairment	$—	$135	$1,376	$760	$—	$2,271

Collectively evaluated for impairment	$210	$1,373	$432	$1,066	$41	$3,122

Loans:
Ending Balance:	$26,820	$137,610	$39,176	$101,248	$2,022	$306,876

Individually evaluated for impairment	$977	$2,610	$7,678	$1,999	$—	$13,264

Collectively evaluated for impairment	$25,843	$135,000	$31,498	$99,249	$2,022	$293,612

Impaired loans and non-accrual loans are summarized as follows as of the dates indicated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)

Impaired loans without a valuation allowance	$4,369	$4,233
Impaired loans with a valuation allowance	6,166	9,031

Total impaired loans	$10,535	$13,264

Valuation allowance related to impaired loans	$1,649	$2,271

Total loans past due 90 days and still accruing	$—	$—

Average investment in impaired loans	$11,049	$13,538

Interest income recognized on impaired loans	$5	$234

Interest income recognized on a cash basis on impaired loans	$5	$234

The following tables represent specific allocation for impaired loans by class as of the dates indicated:

	Specific Allocation for Impaired Loans By Class
	As of June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance:
Commercial & Industrial	$928	$1,014	$—	$1,023	$—
Commercial Real Estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	—	—	—	—	—
Other construction & land	3,292	3,386	—	3,391
Residential Real Estate	—	—	—	—	—
Single family	150	150	—	150	—
With an allowance recorded:
Commercial & Industrial	268	268	48	268	3
Commercial Real Estate
Owner occupied	2,492	2,638	17	2,654	—
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential construction	559	565	285	555	—
Other construction & land	2,582	2,735	1,201	2,743	—
Residential Real Estate
Single family	264	264	98	265	2

Total:	$10,535	$11,020	$1,649	$11,049	$5

	Specific Allocation for Impaired Loans By Class
	As of December 31, 2011
	Recorded Investment	Principal Balance	Related Allowance	Recorded Investment	Income Recognized
	(Dollars in thousands)
With no related allowance:
Commercial & Industrial	$977	$1,033	$—	$1,037	$15
Commercial Real Estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	—	—	—	—	—
Other construction & land	2,293	2,293	—	2,199	87
Residential Real Estate
Single Family	963	963	—	968	37
Consumer	—	—	—
Other

With an allowance Recorded:
Commercial & Industrial	—	—	—
Commercial Real Estate
Owner occupied	2,610	2,669	135	2,311	20
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	540	546	259	546	—
Commercial	4,845	5,049	1,118	5,436	53
Residential Real Estate
Single Family	1,036	1,039	759	1,041	22

Total:	$13,264	$13,592	$2,271	$13,538	$234

There were no non-accrual loans excluded from impaired loan disclosures as of June 30, 2012 and December 31, 2011. No additional funds are committed to be advanced in connection with impaired loans.

At June 30, 2012, there were $900 thousand in troubled debt restructured loans. At December 31, 2011, there were $956 thousand in troubled debt restructured loans.

There were no loans modified as TDRs and no TDR defaults during the three and six months ended June 30, 2012.

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either the TDR is placed in non-accrual status or a charge-off has occurred.

8.	Other Real Estate Owned (OREO)

The table below reflects changes in OREO for the periods indicated:

	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)

Balance, beginning of period	$3,748	$4,627
Properties acquired at foreclosure	963	434
Sales of foreclosed properties	(651)	(959)
Valuation adjustments	(29)	(354)

Balance, end of period	$4,031	$3,748

The table below reflects expenses applicable to OREO for the periods indicated:

	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011	Six Months Ended June 30, 2011
	(Dollars in thousands)

Loss on sales of OREO	$38	$12	$12
Valuation adjustments	29	354	—
Operating expenses, net of rental income	28	88	39

Total OREO expense	$95	$454	$51

9.	Federal Home Loan Bank Advances

Bankshares has two advances from the FHLB: one fixed rate advance and one floating rate advance.

At June 30, 2012 and December 31, 2011, the FHLB advance accounted for on a fair value basis had a value of $29.6 and $29.4 million, respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% at June 30, 2012 and December 31, 2011. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at June 30, 2012 and December 31, 2011.

At June 30, 2012 and December 31, 2011, there was one FHLB advance accounted for on a cost basis. Bankshares renewed this floating rate advance in the first quarter of 2012 for $15.0 million. The advance matures in 2013 and the interest rate at June 30, 2012 was 0.32% and at December 31, 2011 was 0.379%. The weighted average interest rate for both FHLB advances outstanding is 2.61%.

10.	Trust Preferred Capital Notes of Subsidiary Trust

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the Trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through June 30, 2012, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of June 30, 2012 the total amount of deferred and compounded interest owed under the indenture is $1.2 million. The base interest rate as of June 30, 2012 was 3.62% and as of December 31, 2011 was 3.70%. All or a portion of the Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of shareholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At June 30, 2012 and December 31, 2011, $8.9 million and $9.4 million were considered Tier 1 capital.

11.	Net Income (Loss) Per Share

The following tables show the weighted average number of shares used in computing net income (loss) per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income (loss) available to common shareholders for the periods presented.

Three Months Ended June 30,

	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic net income per share	5,109,969	(0.18)	5,108,821	$0.08

Effect of dilutive securities, stock options	—		25,332

Diluted net income per share	5,109,969	(0.18)	5,134,153	$0.08

Net income utilized in the earnings per share calculations above (in thousands)	(919)		$394

Six Months Ended June 30,

	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic net income per share	5,109,969	(0.26)	5,108,436	$0.15

Effect of dilutive securities, stock options	—		16,715

Diluted net income per share	5,109,969	(0.26)	5,125,151	$0.15

Net income utilized in the earnings per share calculations above (in thousands)	(1,352)		$759

No average shares have been excluded from the calculation for the six months ended June 30, 2012. Average shares of 287,699 have been excluded from the calculation for the six months ended June 30, 2011, because their effects were anti-dilutive.

12.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the six months ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the six months	$2,237	$2,849

Income taxes paid during the six months	$—	$—

Supplemental Disclosures of Non-cash Activities:
Fair value adjustment for securities	$532	$2,014

Transfer of loans to foreclosed assets	$963	$434

13.	Mergers and Acquisitions

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

The consideration to be received by the shareholders of Bankshares in the Merger is a combination of stock and cash. Pursuant to the Merger Agreement, each share of Bankshares’ outstanding common stock will be converted into and become the right to receive, subject to proration in accordance with the terms of the Merger Agreement and at the election of each shareholder of Bankshares, either 0.4435 shares of common stock of WFBI or cash in the amount of $5.30, subject in either case to adjustment in the event that Bankshares’ shareholders’ equity (as defined in the Agreement) at the month-end prior to completion of the Merger has decline by more than 10% from amount of Bankshares’ shareholders’ equity at December 31, 2011, and provided that no more than 20% of the common shares of Bankshares may elect to receive cash.

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

•	The impact of changes to capital requirements that apply to financial institutions and depository institutions, including changes related to the proposed Basel III capital standards;

•	Changes in the way the FDIC insurance premiums are assessed;

•	Changes in interest rates and market prices, which could reduce Bankshares’ net interest margins, asset valuations and expense expectations;

•	Timing and implementation of certain balance sheet strategies;

•	Impairment concerns and risks related to Bankshares’ investment portfolio, and the impact of fair value accounting, including income statement volatility;

•	Assumptions used within our Asset Liability Management (ALM) process and Net Interest Income (NII) and Economic Value of Equity (EVE) models;

•	Changes in tax laws and regulations;

•	Bankshares’ ability to recognize future tax benefits;

•	Impacts of implementing various accounting standards;

•	Deposit attrition, operating costs, customer losses and business disruption in connection with the Merger, including adverse effects on relationships with employees, may be greater than expected;

•	The ability to complete the Merger as expected and within the expected timeframe;

•	The possibility that required regulatory and shareholder approvals of the Merger may not be obtained, or one or more of the other conditions to the completion of the Merger may not be satisfied;

•	The expected growth opportunities or cost savings from the Merger may not be fully realized or may take longer to realize than expected; and

•	Other factors described from time to time in our SEC filings.

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

Critical Accounting Policies

Bankshares’ financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within Bankshares’ statements is, to a significant extent, based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Bankshares uses historical loss factors as one factor in determining the inherent loss that may be present in its loan portfolio. Actual losses could differ significantly from the historical factors that Bankshares uses in estimating risk. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of Bankshares’ transactions would be the same, the timing of events that would impact its financial statements could change.

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

At December 31, 2011, Bankshares performed an analysis to determine if a valuation allowance for deferred tax assets was necessary. Its analysis reviewed various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted. The three year cumulative loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. Bankshares considered positive evidence such as previous earnings patterns, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. In addition, Bankshares considered tax planning strategies that would impact the timing and extent of taxable income. Based on the analysis and the guidance in the relevant accounting literature, it was considered more likely than not that Bankshares will not be able to realize all its deferred tax assets. As of June 30, 2012, the net deferred tax asset was $1.4 million, compared to $1.5 million as of December 31, 2011.

Overview

On May 3, 2012, WashingtonFirst Bankshares, Inc. (WFBI), Bankshares and the Bank entered into an Agreement and Plan of Reorganization (Merger Agreement), pursuant to which Bankshares will merge with and into WFBI, with WFBI being the surviving corporation. Under the Merger Agreement, Bankshares agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Merger Agreement, to generally refrain from specific actions without the consent of WFBI. Completion of the Merger is subject to approval by the shareholders of each of Bankshares and WFBI, applicable regulatory approval and customary closing conditions.

On May 31, 2012, in contemplation of the pending merger and after consultation with Washington First Bank, Bankshares exercised its early termination clause in the lease agreement with Carr Properties on the Corporate Headquarters location in Chantilly, Virginia. This event triggered a payment of $675 thousand which is recorded on the financial statement as other asset according to the guidance outlined in ASC 805 and 420.

Notwithstanding the Merger Agreement, Bankshares’ primary long-term goals continue to be maximizing earnings and deploying capital in profit driven initiatives that will enhance shareholder value in a sustainable fashion. In pursuit of these goals, Bankshares’ current emphasis is on optimizing profitability in the near term and strengthening its financial performance, while also transitioning its operations to focus more closely on traditional banking activities and to reposition Bankshares for the future. Bankshares’ transitional strategies include, among others, continuing the following initiatives:

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

Performance Highlights

•

The net loss for the quarter ended June 30, 2012 was $919 thousand compared to net income of $394 thousand for the same period in 2011, a decrease of $1.3 million. The net loss was $1.4 million for the six months ended June 30, 2012 compared to net income of $759 thousand for the six months ended June 30, 2011, a decrease of $2.1 million. Loss per common share, basic and diluted, amounted to $0.26 for the six months ended June 30, 2012, compared to earnings per share of $0.15 for the six months ended June 30, 2011. Earnings were negatively affected by merger related expenses of $418 thousand, the fair value adjustment on the FHLB advance of $209 thousand and a reduction in interest income of $2.7 million from $11.7 million for the six months ended June 30, 2011, to $9.0 million for the six months ended June 30, 2012, offset by a reduction in the provision for loan losses of approximately $769 thousand resulting primarily from the collection in full of a previously reserved loan.

•

Total assets were $507.8 million at June 30, 2012, an increase of $1.3 million from total assets of $506.5 million at December 31, 2011. The increase in total assets is directly related to a $28.9 million increase in cash and due from banks, with such increase being offset by a $13.1 million decrease in the loan portfolio related to the payoff of a number of loan relationships as well as a $20.1 million reduction in Bankshares’ investment portfolio. The increase in cash relates to the cyclical nature of the business of Bankshares’ title and escrow clients.

•

Total loans were $293.5 million at June 30, 2012, a decrease of $13.4 million, or 4.4% from the December 31, 2011 balance of $306.9 million. The decrease in total loans results from the payoffs of a number of loan relationships, as well as scheduled principal repayments. While new loan activity has increased in the first six months of 2012, the volume of originations has not kept pace with repayments. Each loan segment as a percentage of total loans at June 30, 2012 is nearly unchanged from the percentages at December 31, 2011.

•	Demand deposits were $119.6 million at June 30, 2012, or 31.3% of total deposits. This compares to the December 31, 2011 level of $112.5 million or 29.6% of total deposits.

•

The composition of non-performing assets as of June 30, 2012 was $10.5 million of non-accrual loans, $4.0 million of OREO, and $900 thousand of troubled debt restructured loans for a total of $15.5 million, compared to the composition of non-performing assets as of December 31, 2011, which was $13.3 million of non-accrual loans, $3.7 million of OREO and $956 thousand of troubled debt restructured loans for a total of $18.0 million. The non-performing assets balance decreased by $2.5 million at June 30, 2012 compared to December 31, 2011. The composition of the reduction was as follows: the charge off of six loans, secured by residential real estate, totaling $838 thousand; the foreclosure and purchase into OREO of a residential property valued at $962 thousand; the full repayment of a commercial loan secured by land with a prior balance of $899 thousand; the movement back to accrual status of two loans secured by land totaling $325 thousand; and the receipt of ongoing payments from a borrower with three outstanding loans secured by land and construction equipment totaling $4.4 million that are carried in non-accrual status; such payments reduced Bankshares’ carrying balance by $85 thousand during 2012.

•

The investment securities portfolio totaled $103.4 million at June 30, 2012. This compares to $123.5 million of investments as of December 31, 2011, a decrease of $20.1 million. This decrease is attributable to management’s strategy to reduce the investment portfolio and the maturing of certain investments in the first quarter of 2012. In addition, the investment securities portfolio contains mortgage oriented products (CMO, PCMO, and MBS) and SBA securities. When prepayments on these instruments occur at a faster rate than anticipated, principal is paid down earlier than expected. During the second quarter of 2012, the Bank experienced greater than expected prepayments on a variety of investment securities.

•

The net interest margin for the quarter ended June 30, 2012 was 3.13% compared to 3.86% for the same 2011 period, a decrease of 73 basis points. For the six months ended June 30, 2012, the net interest margin of 3.08% was 74 basis points lower than the net interest margin of 3.82% for the six months ended June 30, 2011. The lower net margin is attributed to the targeted efforts to strategically restructure Bankshares’ balance sheet in anticipation of the merger with Eagle Bancorp, Inc. (Eagle) during 2011, which led to shifts in the investment portfolio mix and the reduced yield in the portfolio. During the second quarter of 2012, Bankshares also experienced early prepayments on a number of CMO’s and PCMO’s securities. When prepayments on these instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield, the Bank experienced greater than expected prepayments on a variety of investment securities.

•	Deposits were $382.2 million at June 30, 2012, an increase of $1.8 million from the December 31, 2011 balance of $380.4 million. Savings and NOW accounts increased by

$15.2 million from $51.5 million at December 31, 2011 to $66.6 million at June 30, 2012 and non-interest bearing deposits increased by $7.1 million, from $112.5 million at December 31, 2011 to $119.6 million at June 30, 2012. These increases were offset by decreases in money market deposits of $5.3 million, from $23.4 million at December 31, 2011 to $18.1 million at June 30, 2012, and time deposits of $15.2 million, from $193.1 million at December 31, 2011 to $177.9 million at June 30, 2012.

•

Non-interest expense for the three months ended June 30, 2012 amounted to $3.7 million compared to $3.8 million for the same period in 2011. The non-interest expenses include merger related expenses of $410 thousand, consultant expenses related to contract employees of $226 thousand and OREO expenses of $94 thousand.

Financial Performance Measures. Bankshares’ net loss for the three month period ended June 30, 2012 was $919 thousand, a decrease of $1.3 million over the second quarter of 2011 net income of $394 thousand. The net loss of $919 thousand includes net interest income of $3.3 million compared to $4.3 million for the same period last year, a decrease of $1.0 million. The decrease is due primarily to a decrease in interest income in the amount of $1.3 million attributed to the lower average yield on the investment portfolio and the lower balance on the loan portfolio, which was partially offset by a decrease of $245 thousand in the cost of funds. For the three months ended June 30, 2012, total interest expense was $1.2 million compared to $1.4 million for the three months ended June 30, 2011. These results led to $0.18 basic and diluted loss per share for the quarter ended June 30, 2012, compared to $0.08 basic and diluted earnings per share for the quarter ended June 30, 2011. Weighted average basic shares outstanding were 5,109,969 for the three months ended June 30, 2012 and 5,108,821 for the three months ended June 30, 2011. Weighted average diluted shares outstanding were 5,109,969 for the three months ended June 30, 2012 and 5,134,153 for the three months ended June 30, 2011.

For the six month period ended June 30, 2012, Bankshares had net loss of $1.4 million compared to net income of $759 thousand for the same period in the prior year, a decline of $2.1 million. The net loss of $1.4 million includes net interest income of $6.6 million compared to $8.7 million for the same period last year, a decrease of $2.1 million. The decrease is due primarily to a decrease in interest income in the amount of $2.7 million, from $11.7 million for the six months ended June 30, 2011, to $9.0 million for the same period in 2012, and the lower average yield on the investment portfolio and the lower average balances on the loan portfolio. The decrease was partially offset by a decrease of $530 thousand in the cost of funds. For the six months ended June 30, 2012, total interest expense was $2.4 million compared to $3.0 million for the six months ended June 30, 2011. These results led to a $0.26 basic and diluted loss per share for the six months ended June 30, 2012. The basic and diluted earnings per share for the six months ended June 30, 2011 was $0.15. Weighted average basic shares outstanding were 5,109,969 for the six months ended June 30, 2012 and 5,108,436 for the six months ended June 30, 2011. Weighted average diluted shares outstanding were 5,109,969 and 5,125,151 for the six months ended June 30, 2012 and June 30, 2011, respectively.

The net interest margin decreased to 3.13% for the three months ended June 30, 2012 compared to 3.86% for the three months ended June 30, 2011, a decrease of 73 basis points. The net interest margin was 3.08% for the six months ended June 30, 2012 compared to 3.82% for the six months ended June 30, 2011, a decrease of 74 basis points. For the first six months, the net interest margin continues to be negatively affected by the decrease in the yield on interest earning assets. Targeted efforts to strategically restructure Bankshares’ balance sheet in anticipation of the merger with Eagle during 2011, led to shifts in Bankshares’ investment portfolio mix and the overall reduced balance and yield on the portfolio. Total interest income reversal relating to non-accrual loans for the six months ended June 30, 2012 was $355 thousand compared to $311 thousand for the six months ended June 30, 2011.

Results of Operations

Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended June 30, 2012 was $3.3 million compared to $4.3 million for the same period in 2011. Interest income on earning assets was $1.3 million lower for the three months ended June 30, 2012, compared to the second quarter of 2011, while interest expense decreased $245 thousand during the same time period.

Net interest income (on a fully tax equivalent basis) for the six months ended June 30, 2011 was $6.6 million compared to $8.7 million for the same period in 2011. Interest income on earning assets was $2.7 million lower for the six months ended June 30, 2012, compared to the first six months of 2011. Of the $2.7 million decrease in interest income, $154 thousand is attributable to the $25.4 million lower average balance in loans. The reduction in the average balance in the investment securities portfolio was $16.5 million and contributed $257 thousand to the reduction in interest income. This was offset by the decrease in interest expense of $530 thousand. The average balance of interest bearing deposits decreased by $20.0 million and contributed $82 thousand to the reduction in interest expense.

The following table illustrates average balances of total interest-earning and non-interest earning assets as well as total interest-bearing and non-interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, shareholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in these tables and other statistical data were calculated using daily average balances.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended June 30,
	2012			2011
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$293,553	$4,089	5.59%	$320,845	$4,555	5.69%
Trading securities	430	9	8.40%	745	12	6.46%
Investment securities	108,359	334	1.24%	119,314	1,192	4.01%
Federal funds sold	14,853	24	0.65%	8,866	12	0.54%

Total interest earning assets	417,195	4,456	4.28%	449,770	5,771	5.15%

Non-interest earning assets:
Cash and due from banks	40,913			22,882
Premises and equipment	1,276			1,581
Other real estate owned (OREO)	4,303			4,453
Other assets	7,542			16,514
Less: allowance for loan losses	(5,167)			(5,386)

Total non-interest earning assets	48,867			40,044

Total Assets	$466,062			$489,814

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$46,360	$29	0.25%	$42,601	$28	0.26%
Money market deposit accounts	16,664	32	0.77%	24,173	45	0.75%
Savings accounts	4,457	1	0.09%	2,850	2	0.28%
Time deposits	182,712	694	1.52%	201,855	971	1.93%

Total interest-bearing deposits	250,193	756	1.21%	271,479	1,046	1.55%
FHLB advances(3)	43,895	268	2.45%	41,059	256	2.50%
Other borrowings	47,997	178	1.49%	48,860	145	1.19%

Total interest-bearing liabilities	342,085	1,202	1.41%	361,398	1,447	1.61%

Non-interest-bearing liabilities:
Demand deposits	93,548			91,033
Other liabilities	2,518			2,802

Total liabilities	438,151			455,233
Shareholders’ Equity	27,911			34,581

Total Liabilities and Shareholders’ Equity	$466,062			$489,814

Interest Spread (4)			2.87%			3.54%

Net Interest Margin (5)		$3,254	3.13%		$4,324	3.86%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.
(2)

The Bank had average non-accrual loans of $11.0 million in the second quarter of 2012 and 2011. The 2012 and 2011 interest income on non-accrual loans excluded from the loans above was $165 thousand and $117 thousand, respectively.

(3)

The Bank had two FHLB advances during the periods presented: a $15.0 million floating rate advance accounted for on a cost basis and a $25.0 million par value fixed rate advance accounted for on a fair value basis. The average fair value of the fixed rate FHLB advance for the second quarter of 2012 and 2011 was $28.9 million and $26.1 million, respectively. As of June 30, 2012, the fair value of the fixed rate FHLB advance was $29.6 million.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Average loan balances were $293.6 million for the three months ended June 30, 2012 compared to $320.8 million for the same period in 2011. The decrease in average loans is primarily due to several large payoffs. Bankshares longer-term strategy is to grow small business commercial loans and owner occupied commercial real estate, and focus on Bankshares’ geographical area. The related interest income from loans was $4.1 million in the three months ended June 30, 2012 compared to $4.6 million in the same period in 2011. The average yield on loans of 5.59% during the three months ended June 30, 2012 was 10 basis points lower than the yield of 5.69% in the second quarter of 2011. Interest rates are established for classes of loans that include variable rates based on Wall Street Journal Prime or other identifiable bases while others carry fixed rates with terms out to 15 years. Most new variable rate originations include minimum start rates and/or floors.

For the three months ended June 30, 2012, Bankshares held one security in its trading portfolio with an average balance of $430 thousand, compared to $745 thousand for the three months ended June 30, 2011. The trading security interest income for the three months ended June 30, 2012 was $9 thousand compared to $12 thousand for the three months ended June 30, 2011. The reduction in average trading securities reflects management’s business strategy to eliminate the trading securities portfolio as Bankshares repositioned the balance sheet and led to the reduction in the associated interest income. At June 30, 2012, the carrying value of the security was $300 thousand.

Investment securities averaged $108.4 million for the quarter ended June 30, 2012 compared to $119.3 million for the same quarter in 2011. Investment securities income (on a fully tax equivalent basis) was $334 thousand for the three months ended June 30, 2011 compared to $1.2 million for the three months ended June 30, 2011. The tax equivalent average yield on investment securities for the three months ended June 30, 2012, was 1.24% compared to 4.01% for the three months ended June 30, 2011. The reduction in the average balance of the investment securities portfolio reflects management’s targeted efforts to strategically restructure our balance sheet in anticipation of the merger during 2011 that led to shifts in our investment portfolio mix, the reduction in the portfolio and the reduction in the overall yield. During the second quarter of 2012, the Bank experienced greater than expected prepayments on a variety of investment securities which impacted the yield on the portfolio. When repayments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield.

Short-term investments in federal funds sold contributed $24 thousand to interest income in the three month period ended June 30, 2012, compared to $12 thousand for the same period in 2011. The average balance for the three months ended June 30, 2012 was $14.9 million, a $6.0 million increase from the prior year average balance of $8.9 million.

The average balance of cash and due from banks was $40.9 million and $22.9 million for the three months ended June 30, 2012 and 2011, respectively.

Total average interest earning assets yielded 4.28% for the three months ended June 30, 2012 compared to the yield of 5.15% for the same period in 2011. Total interest income (on a fully tax equivalent basis) was $4.5 million for the three months ended June 30, 2012 compared to $5.8 million for the three months ended June 30, 2011. As discussed above, interest income decreased in the second quarter of 2012 compared to the second quarter of 2011 due to the smaller average loans and securities balances, which are a product of Bankshares’ strategy to reposition its balance sheet, and lower yields generated by Bankshares’ interest-earning assets in the low interest rate environment.

Total average interest-bearing liabilities were $342.1 million in the second quarter of 2012, or $19.3 million lower than the second quarter of 2011 level of $361.4 million. A key driver of the decline was the decrease in average time deposits. The average balance of time deposits for the second quarter of 2012 was $182.7 million compared to the second quarter of 2011 average balance of $201.9 million, a decrease of $19.2 million. Interest expense for all interest-bearing liabilities amounted to $1.2 million for the three months ended June 30, 2012 compared to $1.4 million for the three months ended June 30, 2011, or a decrease of $245 thousand. The average cost of interest-bearing liabilities for the second quarter of 2012 was 1.41% or 20 basis points lower than the second quarter of 2011 level of 1.61%. The lower interest rate environment allowed for competitive repricing of interest bearing demand accounts, money market accounts, savings accounts and title client based time deposits. The benefits of the repricing are seen in the lower time deposit cost of 1.52% during the second quarter of 2012 compared to 1.93% during the same period of 2011.

As of June 30, 2012, the brokered certificate of deposit portfolio carried an average coupon rate of 1.22% compared to an average coupon rate of 1.93% at June 30, 2011. When maturing wholesale deposits mature and are replaced, Bankshares is able to secure new brokered deposits at lower rates.

Non-interest bearing demand deposits averaged $93.5 million for the second quarter of 2012, $2.5 million more than the second quarter of 2011 level of $91.0 million. This increase is due to the cyclical fluctuation in the title and escrow customer business.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Six Months Ended June 30,
	2012			2011
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate [1]	Balance	Expense	Rate [1]
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$297,570	$8,272	5.57%	$322,986	$9,100	5.68%
Trading securities	499	18	7.23%	1,283	45	7.07%
Investment securities	113,473	660	1.17%	129,970	2,542	3.94%
Federal funds sold	15,065	39	0.52%	7,723	22	0.57%

Total interest earning assets	426,607	8,989	4.23%	461,962	11,709	5.11%

Non-interest earning assets:
Cash and due from banks	29,784			21,099
Premises and equipment	1,325			1,592
Other real estate owned (OREO)	4,084			4,477
Other assets	10,417			17,540
Less: allowance for loan losses	(5,117)			(5,432)

Total non-interest earning assets	40,493			39,276

Total Assets	$467,100			$501,238

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$43,722	$57	0.26%	$42,242	$58	0.28%
Money market deposit accounts	16,206	61	0.75%	24,849	94	0.76%
Savings accounts	4,210	2	0.10%	3,332	4	0.24%
Time deposits	186,216	1,441	1.55%	199,960	1,968	1.98%

Total interest-bearing deposits	250,354	1,561	1.25%	270,383	2,124	1.58%
FHLB advances(3)	45,219	536	2.38%	41,132	515	2.52%
Other borrowings	48,312	337	1.40%	63,572	325	1.03%

Total interest-bearing liabilities	343,885	2,434	1.42%	375,087	2,964	1.59%

Non-interest bearing liabilities:
Demand deposits	90,085			89,505
Other liabilities	2,420			2,544

Total liabilities	436,390			467,136
Shareholders’ Equity	30,710			34,102

Total Liabilities and Shareholders’ Equity	$467,100			$501,238

Interest Spread (4)			2.81%			3.52%

Net Interest Margin (5)		$6,555	3.08%		$8,745	3.82%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.
(2)

The Bank had average non-accrual loans of $11.0 million and $8.2 million for the first six months of 2012 and 2011, respectively. The 2012 and 2011 interest income on non-accrual loans excluded from the loans above was $355 thousand and $311 thousand, respectively.

(3)

The Bank had two FHLB advances during the periods presented: a $15.0 million floating rate advance accounted for on a cost basis and a $25.0 million par value fixed rate advance accounted for a fair value basis. The average fair value of the fixed rate FHLB advance for the first six months of 2012 and 2011 was $ 29.1 million and $26.1 million, respectively. As of June 30, 2012, the fair value of the fixed rate FHLB advance was $29.6 million.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is net interest income expressed as a percentage of average earning assets.

For the six months ended June 30, 2012, average loan balances were $297.6 million compared to $323.0 million for the same period in 2011, a decrease of $25.4 million. Interest income from loans was $8.3 million in the first six months of 2012 compared to $9.1 million in the same period of 2011, with the average yield decreasing to 5.57% from 5.68%. The lower average balance contributed $154 thousand and lower rates contributed $674 thousand to the $828 thousand decrease in interest income on loans.

For the six months ended June 30, 2012, Bankshares held one security in its trading portfolio with an average balance of $499 thousand, compared to $1.3 million for the six months ended June 30, 2011. The trading security interest income for the six months ended June 30, 2012 was $18 thousand compared to $45 thousand for the six months ended June 30, 2012. The reduction in average trading securities reflects management’s business strategy to eliminate the trading securities portfolio as Bankshares repositions the balance sheet and led to the reduction in associated interest income. At June 30, 2012, the carrying value of the security was $300 thousand.

Investment securities averaged $113.5 million for the six months ended June 30, 2012 compared to $130.0 million for the same period in 2011. Investment securities income was $660 thousand for the six months ended June 30, 2012 compared to $2.5 million for the six months ended June 30, 2011. The average tax equivalent yields on investment securities for the six months ended June 30, 2012 and 2011 were 1.17% and 3.94% respectively. The reduction in average investment securities reflects management’s targeted efforts to strategically restructure our balance sheet in anticipation of the merger during 2011 led to shifts in the portfolio mix and reduction the investment portfolio’s balance. During the second quarter of 2012, the Bank experienced greater than expected prepayments on a variety of investment securities which impacted the yield on the portfolio. When repayments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield.

Short-term investments in federal funds sold contributed $39 thousand to interest income in the six month period ended June 30, 2012 compared to $22 thousand in the six month period ended June 30, 2011.

The average balance of cash and due from banks was $29.8 million and $21.1 million for the six months ended June 30, 2012 and 2011 respectively.

Total average earning assets yielded 4.23% for the six months ended June 30, 2012 or 88 basis points lower than the yield of 5.11% for the same period in 2011. Total interest income (on a fully tax equivalent basis) was $9.0 million for the six months ended June 30, 2012 compared to $11.7 million for the six months ended June 30, 2011.

Total average interest-bearing liabilities were $343.9 million in the first six months of 2012 or $31.2 million less than the first six months of 2011 level of $375.1 million. The average balance of time deposits was $13.7 million lower than the same period last year. For the six months ended June 30, 2012, interest expense was $2.4 million compared to $3.0 million for the six months ended June 30, 2011. The average cost of interest-bearing liabilities for the first six months of 2012 was 1.42% or 17 basis points lower than the 2011 level of 1.59%. Many of the larger wholesale deposits have matured and new brokered deposits were issued at lower interest rates.

As of June 30, 2012, the brokered certificate of deposit portfolio carried an average coupon rate of 1.22% compared to an average coupon rate of 1.72% at June 30, 2011.

Non-interest bearing demand deposits averaged $90.1 million for the first six months of 2012, or $580 thousand more than the first six months of 2011 level of $89.5 million. These balances are subject to seasonal changes.

The following table describes the impact on Bankshares’ tax equivalent interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis
	Six Months Ended June 30,
	2012 compared to 2011
	Change Due To:
	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$(828)	$(154)	$(674)
Trading securities	(27)	(19)	(8)
Investment securities	(1,882)	(165)	(1,717)
Federal funds sold	17	29	(12)

Total (decrease) in interest income	(2,720)	(309)	(2,411)

Interest-Bearing Liabilities:
Interest-bearing deposits	(563)	(82)	(481)
Borrowed funds	33	1	32

Total (decrease) in interest expense	(530)	(81)	(449)

(Decrease) in net interest income	$(2,190)	$(228)	$(1,962)

Non-interest Income (Other Income). Non-interest income amounted to a negative $692 thousand during the three months ended June 30, 2012, a decrease of $1.5 million from $819 thousand of non-interest income for the same period of 2011.

Fair value adjustments on the FHLB advance and the trading security recorded for the three months ended June 30, 2012 resulted in a net loss of $772 thousand, compared to a net loss of $130 thousand for the same period in 2011, an increase of $642 thousand. The net loss of $772 thousand for the three months ended June 30, 2012 is primarily driven by a negative fair value adjustment of $672 thousand on the FHLB advance.

Non-interest Expense. During the three and six months ended June 30, 2012, Bankshares continued to make progress toward its strategic goal of optimizing profitability by decreasing its non-interest expenses.

Non-interest expense for the three months ended June 30, 2012, amounted to $3.7 million compared to $3.8 million for the same period in 2011, a decrease of $57 thousand. The key components of non-interest expenses are salary and employee benefits, merger related expenses and professional fees. Salary and employee benefits expenses for the quarter ended June 30, 2012 were $1.2 million, compared to the second quarter of 2011 level of $1.4 million, a decrease of $256 thousand. Professional fees for the quarter ended June 30, 2012 were $608 thousand, compared to the second quarter of 2011 level of $473 thousand, an increase of $135 thousand. Merger expenses were $410 thousand for the three months ended June 30, 2012 with no such expense in 2011. Occupancy expenses and equipment expenses collectively totaled $668 thousand for the quarter ended June 30, 2012 compared to the 2011 level of $719 thousand, a decrease of $51 thousand.

For the six months ended June 30, 2012, non-interest expense was $7.3 million compared to $7.5 million for the 2011 period, a decrease of $189 thousand. Salaries and employee benefits expenses decreased by $475 million, occupancy and equipment expenses decreased by $55 thousand, and professional fees increased by $282 thousand. This increase in professional fees is due to the use of contract employees to fill open positions in the Information Technology and Accounting departments.

OREO expense was $95 thousand and $51 thousand for the six months ended June 30, 2012 and 2011 respectively. FDIC assessments decreased by $209 thousand, and there was a minimal increase of $88 thousand in other operating expenses. There were merger related expenses of $418 thousand.

Income Taxes. Bankshares recorded an income tax benefit of $71 thousand for the six months ended June 30, 2012. This income tax benefit was an increase of $444 thousand over the same period in 2011.

At December 31, 2011, Bankshares performed an analysis to determine if a valuation allowance for deferred tax assets was necessary. Its analysis reviewed various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted. The three year cumulative loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. Bankshares considered positive evidence such as previous earnings patterns, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. In addition, Bankshares considered tax planning strategies that would impact the timing and extent of taxable income. Based on the analysis and the guidance in the relevant accounting literature, it was considered more likely than not, that Bankshares will not be able to realize all its deferred tax assets. As of June 30, 2012, the net deferred tax asset was $1.4 million, compared to $1.5 million as of December 31, 2011. The change in the net asset is due to changes relating to the FHLB advance and Available for sale securities.

Analysis of Financial Condition

Trading Security. At June 30, 2012 and December 31, 2011, the trading portfolio consisted of one PCMO security with a fair value of $300 thousand and $596 thousand respectively. The current effective portfolio yield is 5.43%.

The following table reflects Bankshares’ trading assets and effective yield on the instruments as of the dates indicated:

ALLIANCE BANKSHARES CORPORATION

Consolidated Statistical Information

Trading Asset Summary

	Trading Security
	June 30,		December 31,
	2012		2011
	Fair		Fair
	Value	Yield	Value	Yield
	(Dollars in thousands)

PCMO (1)	$300	5.43%	$596	5.44%

Totals	$300	5.43%	$596	5.44%

(1)

As of June 30, 2012, trading security portfolio consisted of one PCMO instrument. This PCMO was rated AAA by at least one ratings agency on the purchase date. Currently the security has a rating below investment grade. The instrument is paying as agreed.

Investment Securities - Available for Sale.

Bankshares actively manages its portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $103.3 million June 30, 2012 compared to $123.5 million at December 31, 2011. Targeted efforts to strategically restructure the balance sheet in anticipation of the merger with Eagle during 2011 led to shifts in the investment portfolio mix and reduced the investment securities portfolio’s balance at June 30, 2012.

On June 30, 2012, the investment portfolio contained callable and non-callable U.S. treasuries, U.S. government corporations and agencies securities, U.S Treasury securities, U.S. government collateralized mortgage obligations (CMOs), U.S. government mortgage backed securities (MBS), PCMOs, and municipal securities.

On June 30, 2012, U.S. treasuries and U.S. government corporations and agencies were $23.8 million or 23.0% of the portfolio, PCMOs, CMOs and MBS were $70.7 million, or 68.4% of the portfolio, and municipal securities were $8.9 million, or 8.6% of the portfolio.

The yield on the investment securities portfolio as of June 30, 2012 was 2.28%. During the second quarter of 2012, the Bank earned $334 thousand on the investment securities portfolio or an effective tax equivalent yield of 1.24%. The investment securities portfolio contains mortgage oriented products (CMO, PCMO, and MBS) and SBA securities. When prepayments on these instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. During the second quarter of 2012, the Bank experienced greater than expected prepayments on a variety of investment securities. The U. S. treasuries matured during the first quarter and were re-invested in higher yielding securities.

	Investment Securities- Available-for-Sale
	June 30, 2012			December 31, 2011
	Fair		% of	Fair		% of
	Value	Yield	Total	Value	Yield	Total
	(Dollars in thousands)

U.S. treasuries	$5,000	0.04%	4.8%	$71,115	0.01%	57.6%
U.S. government corporations and agencies	18,785	2.55%	18.2%	9,751	2.63%	7.9%
U.S. government agency CMOs	49,925	2.12%	48.3%	31,038	2.16%	25.1%
U.S. government agency MBS	19,842	2.02%	19.2%	7,698	2.01%	6.2%
PCMOs	947	2.84%	0.9%	950	2.82%	0.8%
Municipal securities	8,854	4.47%	8.6%	2,911	5.06%	2.4%

Total Investment Securities Available-for-Sale	$103,353	2.28%	100%	$123,463	1.02%	100.0%

The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of June 30, 2012:

	Contractual Maturities of Investment Securities
	June 30, 2012
	(Dollars in thousands)
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total (4,5)	Yield
Available-For-Sale Securities
U.S. treasuries	5,000	0.00%	0	0.00%	—	0.00%	$—	0.00%	$5,000	0.00%
U.S. government corporations and agencies	—	0.00%	—	0.00%	—	0.00%	18,629	2.51%	18,629	2.51%
U.S. government agency CMOs (1)	—	0.00%	—	0.00%	2,826	1.74%	47,093	2.45%	49,919	2.41%
U.S. government agency MBS (1)	—	0.00%	—	0.00%	—	0.00%	19,540	2.16%	19,540	2.16%
PCMOs(1)	—	0.00%	—	0.00%	—	0.00%	943	2.82%	943	2.82%
Municipal securities (2)	—	0.00%	—	0.00%	1,268	3.60%	7,464	4.24%	8,732	4.15%

Total Available-For-Sale Securities (3)	$5,000	0.00%	$—	0.00%	$4,094	2.32%	$93,669	2.55%	$102,763	2.43%

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.
(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
(3)	Bankshares did not have any held-to-maturity securities as of June 30, 2012.
(4)	Total above is amortized cost and does not include unrealized gain of $590 thousand.
(5)	The fair value of the contractual maturities listed in the total above amounts to $103.4 million.

Restricted Securities.

Bankshares’ securities portfolio contains restricted securities that are required to be held as part of the Company’s banking operations. These include stock of the Federal Reserve Bank, the FHLB and Community Bankers Bank (CBB). The following table summarizes the balances of restricted stock at the dates indicated:

	Restricted Stock
	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Federal Reserve Bank Stock	$1,201	$1,201
FHLB stock	2,743	3,365
CBB	206	206

Total Restricted Stock	$4,150	$4,772

Loan Portfolio.

In its lending activities, Bankshares seeks to develop substantial relationships with clients whose business and individual banking needs will grow with the Bank. Bankshares has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. Bankshares grants credit to commercial business, commercial real estate, real estate construction, residential real estate and consumer borrowers in the normal course of business. The loan portfolio net of discounts and fees was $293.5 million as of June 30, 2012, or $13.4 million lower than the December 31, 2011 level of $306.9 million.

The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential real estate	$98,219	33%	$101,248	33%
Commercial real estate	126,643	43%	137,610	45%
Construction/land	38,436	13%	39,176	13%
Commercial and industrial	28,700	10%	26,820	9%
Consumer - non real estate	1,473	1%	2,022	1%

Total Loans	$293,471	100%	$306,876	100%

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

As noted in the table above, loans secured by various types of real estate constitute a significant portion of total loans. Commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the Metropolitan Washington, D.C. area with the heaviest concentration in Northern Virginia and Fairfax County in particular. Risk is managed through diversification by sub-market, property type, and loan size. Risk is further managed by seeking investment property loans with multiple tenants and by emphasizing owner-occupied loans. The average loan size in this portfolio is $582 thousand as of June 30, 2012.

The table also shows a stable mix in the construction/land portion of the portfolio, which represented 13% of the portfolio at June 30, 2012 and December 31, 2011. The current levels of construction/land loans are a product of management’s efforts to de-emphasize this type of lending in recent years. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which appear to be the strongest in the region. Legacy loans, particularly in the land portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. Bankshares expects to see further reductions in its land exposure offset by potential increases in certain residential construction activities as market conditions improve.

Loans secured by residential real estate have declined by 3.0% since December 31, 2011, with reductions across most relevant loan classes to include both owner-occupied and investment residential categories. All loans in these categories represent loans underwritten by Bankshares, (Bankshares does not purchase loans in this portfolio) to customers with whom it has had direct contact in the local communities it serves. Bankshares believes that its underwriting criteria reflect current market conditions. The portfolio of first mortgage loans had an average size per housing unit of $331 thousand as of June 30, 2012. Bankshares’ subordinate trust loans averaged $99 thousand per property as of June 30, 2012. While Bankshares recognizes that the Metropolitan Washington, D.C. residential real estate market is in a nascent recovery, Bankshares believes that its current underwriting standards, its emphasis on serving the sub-markets it knows, the granularity of its portfolio, and the continued reduction of its subordinate trust portfolio represent the appropriate risk management strategies for this portfolio.

The following table presents the maturities or repricing periods of selected loans outstanding at June 30, 2012:

	As of June 30, 2012
	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$18,739	$8,725	$1,236	$28,700
Construction/land	24,711	10,657	3,068	38,436

Total	$43,450	$19,382	$4,304	$67,136

Loans with:
Fixed rates	$65,219	$74,959	$66,638	$206,816
Variable rates	36,733	45,381	4,541	86,655

Total	$101,952	$120,340	$71,179	$293,471

Asset Quality

Bankshares segregates loans meeting the criteria for special mention, substandard, doubtful and loss from non-classified, or pass rated loans. Bankshares reviews the characteristics of each rating at least annually, generally during the first quarter of each year. The characteristics of these ratings are as follows:

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

Doubtful rated loans (risk rating 9) have all the weakness inherent in a loan that is classified as substandard but with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable based upon current existing facts, conditions, and values. The possibility of loss related to doubtful rated loans is extremely high.

Loss (risk rating 10) rated loans are not considered collectible under normal circumstances and there is no realistic expectation for any future payment on the loan. Loss rated loans are fully charged off.

The table below represents Bankshares’ loan portfolio by risk rating, classification, and loan portfolio segment as of June 30, 2012.

	Credit Quality Asset By Class As of June 30, 2012
	(Dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10
Commercial and industrial	$25,590	$850	$250	$2,010	$—	$—	$28,700
Commercial real estate
Owner occupied	56,467	1,142	1,994	3,467	—	—	63,070
Non-owner occupied	55,232	4,788	1,745	1,808	—	—	63,573
Construction/land
Residential construction	13,673	800	—	—	559	—	15,032
Other construction & land	14,090	527	167	8,284	336	—	23,404
Residential real estate
Equity lines	27,853	136	99	150	—	—	28,238
Single family	56,437	2,744	2,727	2,645	—	—	64,553
Multifamily	5,428	—	—	—	—	—	5,428
Consumer - non real estate	1,269	22	182	—	—	—	1,473

Totals	$256,039	$11,009	$7,164	$18,364	$895	$—	$293,471

[1]

Internal risk ratings of pass (rating numbers 1 to 5) and watch (rating number 6) are deemed to be unclassified assets. Internal risk ratings of special mention (rating number 7), substandard (rating number 8), doubtful (rating number 9) and loss (rating number 10) are deemed to be classified assets.

As part of Bankshares’ normal credit risk management practices, it regularly monitors the payment performance of its borrowers. Substantially all loans require some form of payment on a monthly basis, with a high percentage requiring regular amortization of principal. However, certain HELOCs, commercial and industrial lines of credit, and construction loans generally require only monthly interest payments.

When payments are 90 days or more in arrears or when Bankshares determines that it is no longer prudent to recognize current interest income on a loan, Bankshares classifies the loan as non-accrual. The decrease in non-accrual loans from $13.6 million at December 2011 to $10.5 million at June 30, 2012 is attributed to the following factors: Six non-accrual/impaired loans totaling $838 thousand secured by residential real estate were charged off during the period, one loan for $962 thousand was secured by a residential property in Fairfax County, Virginia which was foreclosed into Bankshares’ OREO; and a commercial loan totaling $899 thousand secured by land in Fairfax County, Virginia was paid in full. Four other non-accrual loans continue to receive ongoing payments which are applied to reduce Bankshares’ carrying value for these loans.

From time to time, a loan may be past due 90 days or more but is in the process of collection and thus warrants remaining on accrual status. Bankshares had no such loans at June 30, 2012.

The following table sets forth the aging and non-accrual loans by class, as of June 30, 2012:

	Aging and Non-accrual Loans By Class As of June 30, 2012
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current [1]	90-days Past Due and Still Accruing	Nonaccrual Loans

Commercial and industrial	$1,349	$403	$268	2,020	$26,680	$—	$1,196
Commercial real estate
Owner occupied	206	2,597	—	2,803	60,267	—	2,492
Non-owner occupied	4,426	—	—	4,426	59,147	—	—
Construction/land
Residential construction	—	—	559	559	14,473	—	559
Other construction & land	1,053	—	4,876	5,929	17,475	—	5,874
Residential real estate
Equity lines	599	14	150	763	27,475	—	150
Single family	1,783	264	—	2,047	62,506	—	264
Multifamily	—	—	—	—	5,428	—	—
Consumer -non real estate	9	—	—	9	1,464	—	—

Total loans	$9,425	$3,278	$5,853	$18,556	$274,915	$—	$10,535

[1]	For the purposes of this table only, loans 1-29 days past due are included in the balance of current loans.

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

The allowance for loan losses was $5.1 million at June 30, 2012, or 1.72 % of loans outstanding, compared to $5.4 million or 1.76% of loans outstanding, at December 31, 2011. Bankshares has allocated $1.6 million at June 30, 2012 compared to $2.3 million at December 31, 2011 for specific non-performing loans. For the first six months of 2012, Bankshares had net charge-offs of $788 thousand compared to net charge-offs of $746 thousand in the same period of 2011.

As part of its routine credit administration process, Bankshares engages an outside consulting firm to review its loan portfolio periodically. The information from these reviews is used to monitor individual loans as well as to evaluate the overall adequacy of the allowance for loan losses.

In reviewing the adequacy of the allowance for loan losses at each period, management takes into consideration the historical loan losses experienced by Bankshares, current economic conditions affecting the borrowers’ ability to repay, the volume of loans, trends in delinquent, non-accruing, and potential problem loans, and the quality of collateral securing loans. Loan losses are charged against the allowance when Bankshares believes that the collection of the principal is unlikely. Subsequent recoveries of losses previously charged against the allowance are credited to the allowance. After charging off all known losses incurred in the loan portfolio, management considers on a quarterly basis whether the allowance for loan losses remains adequate to cover its estimate of probable future losses, and establishes a provision for loan losses as appropriate. Because the allowance for loan losses is an estimate, as the loan portfolio and allowance for loan losses review process continues to evolve, there may be changes to this estimate and elements used in the methodology that may have an effect on the overall level of allowance maintained.

The allowance for loan losses model is reviewed and evaluated each quarter by Bankshares management to insure its adequacy and applicability in relation to Bankshares’ past and future experience with the loan portfolio, from a credit quality perspective. Due to the extended nature of the current economic cycle, it was determined for the quarter ended June 30, 2012, that the Loss History component of the model [one of seven Factors considered, by Loan Class, in determining the appropriate value for ASC 450-10-05, Contingencies which require that losses be accrued when they are probable of occurring and estimable, also referred to as the general allowance] for loans secured by junior liens on owner-occupied residential properties should be extended from twelve (12) trailing quarters to twenty (20) trailing quarters. This change would more accurately reflect: (a) the past and recurring loss experience in these specific loan classes, (b) the length of the current economic cycle and its impact on these borrowers and, (c) the payment performance we can expect from these specific loan classes until an economic recovery has been better established. The impact of this change was a $284 thousand increase to the ASC 450-10-05 portion of the allowance for loan losses, the general allowance, as of June 30, 2012. Further, management believes that these changes to the model are consistent with Interagency Supervisory Guidance provided by the Board of Governors of the Federal Reserve System in regards to these specific loan classes.

Further, as a result of the reduction in loan balances from March 31, 2012 to June 30, 2012, coupled with the repayment in full of a non-accrual loan that carried $495 thousand impairment, a loan loss provision was not required for the second quarter ended June 30, 2012 in order to provide adequate funding of the loan loss reserve.

The following table represents an analysis of the allowance for loan losses for the periods presented:

Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011	Six Months Ended June 30, 2011
(Dollars in thousands)
Balance, beginning of period	$5,393	$5,281	$5,281

Provision for loan losses	450	1,549	1,075

Chargeoffs:
Commercial and industrial	—	(10)	(10)
Construction/land	—	(404)	(404)
Residential real estate	(821)	(1,044)	(414)
Commercial real estate	—	(173)	(158)
Consumer - non real estate	—	(71)	—

Total chargeoffs	(821)	(1,702)	(986)
Recoveries:
Commercial and industrial	—	116	116
Construction/land	—	—	—
Residential real estate	33	134	114
Commercial real estate	—	9	8
Consumer - non real estate	—	6	2

Total recoveries	33	265	240

Net (chargeoffs)	(788)	(1,437)	(746)

Balance, end of period	$5,055	$5,393	$5,610

Allowance for loan losses to total loans	1.72%	1.76%	1.75%
Allowance for loan losses to nonaccrual loans	0.48	x	0.41	X	0.53	X
Allowance for loan losses to non-performing assets	32.68%	29.58%	35.08%
Non-performing assets to total assets	3.05%	3.55%	2.98%
Net chargeoffs to average loans	0.28%	0.45%	0.46%

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

	Allowance for Loan Losses As of June 30, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$210	$1,508	$1,808	$1,826	$41	$5,393
Charge-offs	—	—	—	(821)	—	$(821)
Recoveries	—	—	—	33	—	$33
Provision	(56)	(53)	515	57	(13)	$450

Ending Balance:	$154	$1,455	$2,323	$1,095	$28	$5,055

Individually evaluated for impairment	$48	$17	$1,486	$98	$—	$1,649

Collectively evaluated for impairment	$106	$1,438	$837	$997	$28	$3,406

Loans:
Ending Balance:	$28,700	$126,643	$38,436	$98,219	$1,473	$293,471

Individually evaluated for impairment	$1,196	$2,492	$6,433	$414	$—	$10,535

Collectively evaluated for impairment	$27,504	$124,151	$32,003	$97,805	$1,473	$282,936

Non-performing Assets

Impaired Loans (Loans with a Specific Allowance Allocation). As of June 30, 2012, there were no loans with impairment allocations that were not also in non-accrual status.

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

On June 30, 2012, there was $10.5 million in loans on non-accrual status compared to $13.3 million at December 31, 2011. The $10.5 million non-accrual loan balance consists mostly of loans secured by residential and commercial real estate in the Northern Virginia area. The specific allowance for impaired loans as of June 30, 2012 is $1.6 million.

Non-accruals for the six months ended June 30, 2012 and 2011 were $10.5 million, Non-accrual loans continue to represent transactions originated in 2006 and prior.

Total Non-performing Assets. As of June 30, 2012, Bankshares had $15.5 million of non-performing assets on the balance sheet compared to $18.0 million as of December 31, 2011, a decrease of $2.5 million. This decrease is due to the repayment of several non-accrual lending relationships during the second quarter of 2012. The ratio of non-performing assets to total assets decreased to 3.05% as of June 30, 2012 from 3.55% as of December 31, 2011, a 50 basis points decrease.

The following table provides information regarding credit quality at the dates presented:

	June 30, 2012	December 31, 2011
Credit Quality Information	(Dollars in thousands)
Non-performing assets:
Non-accrual loans	10,535	13,264
OREO	4,031	3,748
Loans past due 90 days and still accruing	—	—
Troubled debt restructurings	900	956

Total non-performing assets	$15,466	$17,968

Specific reserves associated with impaired loans	$1,649	$2,271

Non-performing assets to total assets	3.05%	3.55%

Specific Reserves. As of June 30, 2012, Bankshares had $1.6 million in specific reserves for non-performing loans, compared to $2.3 million at December 31, 2011.

Other Real Estate Owned (OREO). As of June 30, 2012, Bankshares had $4.0 million classified as OREO on the balance sheet, compared to $3.7 million as of December 31, 2011. The OREO balance includes $1.1 million which relates to residential acreage in the Winchester, Virginia area, $879 thousand which relates to residential building lots in Woodstock, Virginia, and $720 thousand which relates to a farm property in Charles Town, West Virginia, and $963 thousand which relates to residential property in Northern Virginia. The remainder is made up of five additional properties totaling $353 thousand at June 30, 2012.

The table below reflects the OREO activity in the periods presented:

	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$3,748	$4,627

Properties acquired at foreclosure	963	434
Sales of foreclosed properties	(651)	(959)
Valuation adjustments	(29)	(354)

Balance, end of period	$4,031	$3,748

Deposits. Bankshares seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including those from title and escrow agency customers.

At June 30, 2012, the deposit portfolio was $382.2 million, an increase of $1.8 million compared to the December 31, 2011 level of $380.4 million. The average cost of interest-bearing deposits was 1.25% for the six months ended June 30, 2012, or 33 basis points less than the six months ended June 30, 2011 average cost of 1.58%. As key interest rates declined over the past year, Bankshares repriced deposits at lower levels.

At June 30, 2012, Bankshares’ savings and NOW deposits were $66.6 million compared to $51.5 million at December 31, 2011, a $15.2 million increase. Average non-interest bearing demand deposits were $90.1 million for the six months ended June 30, 2012 compared to average non-interest bearing demand deposits of $89.5 million for the six months ended June 30, 2011, an increase of $580 thousand. The disparity between the June 30, 2012 balance of non-interest bearing deposits of $119.6 million and the average balance for the first six months of 2012 of non-interest bearing deposits of $90.1 million is directly related to seasonal and cyclical changes in the business activities of Bankshares’ title and escrow agency client base. Frequently, Bankshares’ title and escrow agency clients experience strong deposit growth around the end of a month or quarter.

Bankshares currently uses wholesale brokered deposits. Bankshares believes these types of funds offer a reliable stable source of funds for the Bank. Frequently the interest rates associated with wholesale brokered deposits are significantly lower than general customer rates in its markets. As market conditions warrant and balance sheet needs dictate, Bankshares may continue to participate in the wholesale brokered certificate of deposit market. As with any deposit product, Bankshares has potential risk for non-renewal by the customer and/or broker.

As of June 30, 2012, Bankshares had $110.4 million of wholesale brokered certificates of deposit which is $12.0 million lower than the December 31, 2011 level of $122.4 million. This decrease is due to management’s decision not to renew a certificate of deposit that matured in the second quarter.

The following table shows the maturity distribution and coupon rate of wholesale brokered certificate of deposits at June 30, 2012:

Maturity Distribution of Brokered Deposits by Year
Maturity Year	Amount	Average Coupon Rate
(Dollars in thousands)

2012	9,954	1.10%
2013	68,044	1.03%
2014	22,423	1.59%
2015	10,000	1.91%

	$110,421	1.22%

Purchased Funds and Other Borrowings. Purchased funds and other borrowings include repurchase agreements (repos), which Bankshares offers to commercial customers and affluent individuals, federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up of the following four categories: customer repos, outstanding federal funds purchased, the Trust Preferred Capital Notes and FHLB advances. Customer repos amounted to $40.4 million at both June 30, 2012 and December 31, 2011. The Trust Preferred Capital Notes were $10.3 million for all periods presented.

	Purchased Funds Distribution
	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)
At Period End
FHLB long-term advances, at fair value	$29,559	$29,350
FHLB advances	15,000	15,000
Customer repos	40,388	40,420
Purchased funds and other borrowings	—	—
Trust Preferred Capital Notes	10,310	10,310

Total at period end	$95,257	$95,080

Average Balances
FHLB long-term advances, at fair value	$29,121	$26,922
FHLB long-term advances	16,098	15,000
Customer repos	36,233	36,666
Purchased funds and other borrowings	1,769	11,773
Trust Preferred Capital Notes	10,310	10,310

Total average balance	$93,531	$100,671

Average rate paid on all borrowed funds, end of period	1.95%	2.00%

Average rate paid on all borrowed funds, during the period	1.87%	1.65%

Maximum outstanding during period	$101,094	$108,431

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

At June 30, 2012 and December 31, 2011, the FHLB long-term advance accounted for on a fair value basis had a value of $29.6 million and $29.4 million respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.99% for all periods presented. The par value of the FHLB advance was $25.0 million at June 30, 2012 and December 31 2011.

At June 30, 2012, there was one FHLB advance accounted for on a cost basis. Bankshares entered into this floating rate advance in the first quarter of 2012 for $15.0 million. The advance matures in 2013 and the interest rate at June 30, 2012 was 0.198%. The weighted average interest rate for both FHLB advances at June 30, 2012 is 2.565%.

Fair Value of Liability Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, portions of the investment and debt markets have experienced a period of significant distress and dysfunction, and market values for certain financial instruments may not be readily available. Although certain portions of the investment and debt markets have improved, the fair value of an instrument is not the same as a liquidation value. In evaluating the fair value of funding instruments, Bankshares determined that the typical valuation techniques did not take into account the distressed investment and debt markets. As such, Bankshares considered other factors such as typical spreads for the instruments, conversion swaptions, swap curves, discounted cash flow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of June 30, 2012 and December 31, 2011, the fair value of the long-term FHLB advance accounted for on a fair value basis was $29.6 million and $29.4 million respectively.

The following table reflects the fair value of liabilities accounted for under ASC 820-10 as of the dates indicated:

	June 30, 2012			December 31, 2011
	Par Value	Fair Value	Yield	Par Value	Fair Value	Yield
	(Dollars in thousands)
FHLB long-term advance	$25,000	$29,559	3.99%	$25,000	$29,350	3.99%

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

As of June 30, 2012, Bankshares had $74.8 million in cash and due from banks to support the business activities and deposit flows of its clients. The Bank maintains credit lines at the FHLB and other correspondent banks. At June 30, 2012, the Bank had a total credit line of $101.5 million with the FHLB with an unused portion of $61.5 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. At June 30, 2012, the Bank had $30.0 million in secured borrowing capacity and $4.0 million in unsecured borrowing capacity (both reverse repurchase agreements and federal funds purchased) from correspondent banks. As of June 30, 2012, the Bank did not have any outstanding borrowings from its correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. The Bank is also eligible to borrow from the Federal Reserve Discount Window subject to the collateral requirements and other terms and conditions that may exist. In addition to the borrowing capacity described above, Bankshares and the Bank may sell investment securities, loans and other assets to generate additional liquidity. Bankshares anticipates maintaining sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.

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

Total shareholders’ equity was $27.1 million as of June 30, 2012 compared to the December 31, 2011 level of $28.1 million. The change in equity is primarily attributable to Bankshares’ net loss for the first six months of 2012 of $1.4 million and unrealized gains on securities of $351 thousand. Book value per common share was $5.31 as of June 30, 2012, compared to $5.50 as of December 31, 2011. The net unrealized gain on available-for-sale securities amounted to $387 thousand, net of tax, as of June 30, 2012, compared to a net unrealized gain on available-for-sale securities of $36 thousand, net of tax, as of December 31, 2011.

The following table reflects the components of shareholders equity on a book value per share basis.

	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011	Six Months Ended June 30, 2011
	(Dollars in thousands)
Book value per share, beginning of the period	$5.50	$6.60	$6.60

Net income (loss) per common share	(0.26)	(1.17)	0.15
Effects of changes in other comprehensive income (loss)[1]	0.07	0.07	0.25

Book value per share, end of the period	$5.31	$5.50	$7.00

[1]	Other comprehensive income represents the unrealized gains or losses associated with available-for-sale securities and related reclassification adjustments.

Payment of dividends is at the discretion of Bankshares’ Board of Directors and is subject to various federal and state regulatory limitations. It is Bankshares’ current policy to retain earnings to support its banking operations and its business risk profile. In addition, the terms of the Merger Agreement restrict Bankshares from declaring, setting aside or paying any dividends or other distributions on any class of its capital stock without the consent of WFBI while the Merger is pending.

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust (the Trust) privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The Trust issued $310 thousand in common equity to Bankshares. Simultaneously, the Trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through June 30, 2012, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of June 30, 2012 the total amount of deferred and compounded interest owed under the indenture is $1.2 million. The base interest rate as of June 30, 2012 was 3.62% and as of December 31, 2011 was 3.70%.

All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of shareholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At June 30, 2012 and December 31, 2011, $8.9 and $9.4 was considered Tier 1 capital. Management does not expect the restrictions on Tier 1 capital treatment of trust preferred securities that were enacted by the Dodd-Frank Act to impact the Tier 1 capital status of the Trust Preferred Capital Notes, as the Dodd-Frank Act’s restrictions generally do not apply to trust preferred securities issued prior to enactment by institutions with fewer than $15 billion in assets.

Bankshares is considered “well capitalized” as of June 30, 2012 and December 31, 2011. The following table shows Bankshares’ capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis
	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$20,440	$20,440
Capital surplus	25,933	25,915
Retained (deficit)	(19,621)	(18,269)
Less: disallowed assets	—	—
Add: Qualifying Trust Preferred Securities	8,917	9,353

Total Tier 1 capital	35,669	37,439

Tier 2 Capital:
Qualifying allowance for loan losses	3,794	3,828
Qualifying Trust Preferred Securities	1,083	647

Total Tier 2 capital	4,877	4,475

Total Risk Based Capital	$40,546	$41,914

Risk weighted assets	$301,660	$304,676

Quarterly average assets	$466,062	$506,050

	June 30. 2012	December 31, 2011	Regulatory Minimum
Capital Ratios:
Tier 1 risk based capital ratio	11.8%	12.3%	4.0%
Total risk based capital ratio	13.4%	13.8%	8.0%
Leverage ratio	7.7%	7.4%	4.0%

The regulatory risk based capital guidelines establish minimum capital levels for the Bank to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0%, tier 1 risk based capital ratio of 6.0% and total risk based capital ratio of 10.0%. As of June 30, 2012, the Company had capital ratios of 7.7%, 13.4% and 11.8%, respectively, all in excess of the regulatory minimums to be “well capitalized.” The Bank and Bankshares continuously monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization.

The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)

Average total assets	$466,062	$467,100	$497,953

Average shareholders’ equity	$27,911	$30,710	$34,778

Net (loss)	$(919)	$(1,352)	$(5,958)

Return on average assets (annualized)	-0.79%	-0.58%	-1.20%

Return on average shareholders’ equity (annualized)	-13.21%	-8.83%	-17.13%

Average shareholders’ equity to average total assets	5.99%	6.57%	6.98%

Concentrations. Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of June 30, 2012, commercial real estate loans were 43.2% and residential real estate loans were 33.5% of the total gross loan portfolio. In addition, a substantial portion of our non-interest bearing deposits is generated by our title and escrow company clients. As of June 30, 2012, the non-interest bearing deposits were 31.3% of total deposits. The impact of the title and escrow company concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.

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

As of June 30, 2012, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2011-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2011-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures became effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.

In July 2011, the FASB issued ASU 2011-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance significantly expands the existing requirements and will lead to greater transparency into an entity’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending on or after December 15, 2011. Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures were required for periods beginning on or after December 15, 2011. Bankshares has included the required disclosures in its consolidated financial statements and the disclosures did not have a material impact on Bankshares’ consolidated financial statements.

In December 2011, the FASB issued ASU 2011-28, “Intangible – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendments in this ASU became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption was not permitted. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.

In December 2011, the FASB issued ASU 2011-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2011-29 became effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2011. Early adoption was permitted. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.

The SEC issued Final Rule No. 33-9002, “Interactive Data to Improve Financial Reporting.” The rule requires companies to submit financial statements in extensible business reporting language (XBRL) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2009. All remaining filers were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011. Bankshares complied with this rule beginning with the filing of its Form 10-Q for the quarter ended June 30, 2011.

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor. They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty. The amendments in this ASU were effective for the first interim or annual period beginning on or after June 15, 2011. Early adoption was permitted. Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required. As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Bankshares has adopted ASU 2011-02 and included the required disclosures in its consolidated financial statements and the disclosures did not have a material impact on Bankshares’ consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards. The amendments became effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application was not permitted. The adoption of the new disclosures is included in Bankshares’ consolidated financial statements and did not have a material impact on Bankshares’ consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments became effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption was permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. Bankshares’ has complied with this ASU and the adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.

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

The ALM model results for June 30, 2012 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to decrease over the next twelve months by 1.8%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to increase over the next twelve months by 2.0%.

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

The table below shows as of June 30, 2012, ALM model results under various interest rate shocks:

	June 30, 2012
Interest Rate Shocks	NII	EVE

-200 bp	-1.5%	-2.1%
-100 bp	2.0%	-0.6%
+100 bp	-1.8%	-2.4%
+200 bp	-3.3%	-7.1%

All results above are within Bankshares’ current interest rate risk policy guidelines.

Interest Rate Gap. In addition to the NII and EVE models, management reviews Bankshares’ “static” gap position. The cumulative gap position within one year was $42.8 million, or 8.4% of total assets, at June 30, 2012. While this measurement technique is common in the financial services industry, it has limitations and is not Bankshares’ sole tool for measuring interest rate sensitivity. Bankshares does not believe this model accurately reflects its true short-term and long-term interest rate exposure. As an example, $98.7 million of the investment and trading securities at June 30, 2012 are classified as greater than five years due to the contractual maturity of the instruments. Investment and trading securities are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $98.7 million of investment and trading securities as the “within three month” category, which further suggests a more balanced short-term interest rate position for Bankshares.

The following table reflects our June 30, 2012 “static” interest rate gap position:

	June 30, 2012
	Maturing or Repricing
	Within 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years	Total
	(Dollars in thousands)

Interest earning assets:
Investment securities	$5,000	$—	$—	$98,353	$103,353
Trading securities	—	—		300	300
Loans*	53,955	43,560	114,706	70,715	282,936
Interest-bearing deposits	72,849	—	—	—	72,849
Federal funds sold	22,880	—	—	—	22,880

Total interest earning assets	154,684	43,560	114,706	169,368	482,318

Interest-bearing liabilities:
Interest-bearing demand deposits	63,316	—	—	—	63,316
Money market deposit accounts	18,087	—	—	—	18,087
Savings accounts	3,327	—	—	—	3,327
Time deposits	21,132	52,652	104,131	—	177,916

Total interest-bearing deposits	105,862	52,652	104,131	—	262,646

FHLB long term advances, at fair value	—	—	—	29,559	29,559
FHLB long term advances	15,000	—	—	—	15,000
Customer repurchase agreements	40,388	—	—	—	40,388
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	171,560	52,652	104,131	29,559	357,903

Period Gap	$(16,876)	$(9,092)	$10,575	$139,809	$124,415

Cumulative Gap	$(16,876)	$(25,968)	$(15,393)	$124,416	$124,415

Cumulative Gap / Total Assets	-3.3%	-5.1%	-3.0%	24.5%	24.5%

*	Excludes nonaccrual assets of $10.7 million.

Interest Rate Risk Management Summary. As part of its interest rate risk management, Bankshares typically uses the trading and investment portfolio and its wholesale funding instruments to balance its interest rate exposure. There is no guarantee that the risk management techniques and balance sheet management strategies Bankshares employs will be effective in periods of rapid rate movements or extremely volatile periods. Bankshares believes its strategies are prudent and within its policy guidelines in the base case of its modeling efforts as of June 30, 2012.

Item 4.	Controls and Procedures

Bankshares has disclosure controls and procedures to ensure that the information required to be disclosed in the reports that Bankshares files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including Bankshares’ Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Bankshares’ management evaluated, with the participation of Bankshares’ Chief Executive Officer and Chief Financial Officer, the effectiveness of Bankshares’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Bankshares’ Chief Executive Officer and Chief Financial Officer concluded that Bankshares’ disclosure controls and procedures are effective as of June 30, 2012.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Bankshares’ disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in Bankshares’ periodic reports.

No changes in Bankshares’ internal control over financial reporting occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, Bankshares may be involved in litigation relating to claims arising in the normal course of its business. In the opinion of management, there are no pending or threatened legal matters which would have a material adverse effect on Bankshares’ financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2011 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. Risks and uncertainties identified in Bankshares’ Forward-Looking Statements contained in this Quarterly Report on Form 10-Q or those that are presently unforeseen could result in significant adverse effects on Bankshares’ financial condition, results of operations and cash flows. See “Forward-Looking Statements” contained in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

2.4	Stock Purchase Agreement between Alliance Bank Corporation, as the seller, and Thomas P. Danaher and Oswald H. Skewes, as the purchasers, dated as of December 29, 2010 (incorporated by reference to Exhibit 2.4 to Form 10-K filed May 28, 2010).

2.5	Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation, and Alliance Bank Corporation (incorporated by reference to Exhibit 2.5 to Form 8-K filed May 8, 2012).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	The following materials from Alliance Bankshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION

(Registrant)

July 27, 2012	/s/ William E. Doyle, Jr.
Date	William E. Doyle, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

July 27, 2012	/s/ Jean S. Houpert
Date	Jean S. Houpert
Executive Vice President &
Chief Financial Officer
(Principal Financial and Accounting Officer)