Form 10-Q
period 2012-09-30
ALLIANCE BANKSHARES CORP
filed 2012-11-14
CIK 1181001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 13, 2012, the number of outstanding shares of registrant’s common stock, par value $4.00 per share was: 5,109,969.

ALLIANCE BANKSHARES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Alliance Bankshares Corporation

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(Dollars in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$115,515	$45,837
Federal funds sold	26,594	16,567
Trading security, at fair value	293	596
Investment securities available-for-sale, at fair value	79,411	123,463
Restricted stock, at cost	3,972	4,772
Loans, net of allowance for loan losses of $4,866 and $5,393	283,115	301,483
Premises and equipment, net	1,103	1,415
Other real estate owned, net	3,575	3,748
Deferred tax assets, net	1,601	1,553
Accrued interest and other assets	6,751	7,049

TOTAL ASSETS	$521,930	$506,483

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Non-interest bearing deposits	$145,295	$112,450
Savings and NOW deposits	84,058	51,475
Money market deposits	18,123	23,370
Time deposits	166,733	193,148

Total deposits	$414,209	$380,443

Repurchase agreements	22,558	40,420
Federal Home Loan Bank advances ($30,018 and $29,350 at fair value)	45,018	44,350
Trust Preferred Capital Notes	10,310	10,310
Other liabilities	2,766	2,838
Commitments and contingent liabilities	—	—

Total liabilities	494,861	478,361

SHAREHOLDERS’ EQUITY:
Common stock, $4 par value; 15,000,000 shares authorized; 5,109,969 shares issued and outstanding at September 30, 2012 and December 31, 2011	20,440	20,440
Capital surplus	25,942	25,915
Retained (deficit)	(19,791)	(18,269)
Accumulated other comprehensive income, net	478	36

Total shareholders’ equity	27,069	28,122

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$521,930	$506,483

See Notes to Consolidated Financial Statements (Unaudited).

Alliance Bankshares Corporation

Consolidated Statements of Operations

For the Three Months Ended September 30, 2012 and 2011 (Unaudited)

(Dollars in thousands, except per share amounts)

	2012	2011
INTEREST INCOME:
Loans	$3,973	$4,574
Investment securities	155	802
Trading security	9	12
Federal funds sold	33	10

Total interest income	4,170	5,398

INTEREST EXPENSE:
Savings and NOW deposits	30	26
Time deposits	629	877
Money market deposits	34	45
Repurchase agreements	11	54
FHLB advances	267	261
Trust preferred capital notes	128	93

Total interest expense	1,099	1,356

Net interest income	3,071	4,042
Provision (recovery of ) for loan losses	(222)	130

Net interest income after provision for loan losses	3,293	3,912

OTHER (LOSS):
Deposit account service charges	39	39
Net gain on sale of available-for-sale securities	168	2,120
Gain (loss) and fair value adjustments on trading security	58	(43)
Fair value adjustments on FHLB advance	(459)	(2,801)
Other operating income	41	34

Total other (loss)	(153)	(651)

OTHER EXPENSES:
Salaries and employee benefits	956	1,197
Professional fees	465	398
Occupancy expense	581	578
Equipment expense	121	163
Other real estate owned expense	245	26
FDIC assessments	202	220
Merger expenses	248	619
Other operating expenses	648	866

Total other expenses	3,466	4,067

(Loss) before income taxes	(326)	(806)
Income tax (benefit)	(156)	(303)

Net (loss)	$(170)	$(503)

Net (loss) per common share, basic	$(0.03)	$(0.10)

Net (loss) per common share, diluted	$(0.03)	$(0.10)

See Notes to Consolidated Financial Statements (Unaudited)

Alliance Bankshares Corporation

Consolidated Statements of Operations

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

(Dollars in thousands, except per share amounts)

	2012	2011
INTEREST INCOME:
Loans	$12,245	$13,674
Investment securities	810	3,290
Trading security	27	57
Federal funds sold	72	32

Total interest income	13,154	17,053

INTEREST EXPENSE:
Savings and NOW deposits	89	88
Time deposits	2,070	2,845
Money market deposits	95	139
Repurchase agreements	117	194
FHLB advances	803	776
Trust preferred capital notes	359	278

Total interest expense	3,533	4,320

Net interest income	9,621	12,733
Provision for loan losses	228	1,205

Net interest income after provision for loan losses	9,393	11,528

OTHER INCOME (LOSS):
Deposit account service charges	113	115
Net gain on sale of available-for-sale securities	171	3,034
(Loss) and fair value adjustments on trading security	(113)	(76)
Fair value adjustments on FHLB advance	(668)	(2,874)
Other operating income	119	153

Total other income (loss)	(378)	352

OTHER EXPENSES:
Salaries and employee benefits	3,277	3,993
Professional fees	1,558	1,239
Occupancy expense	1,704	1,703
Equipment expense	391	486
Other real estate owned expense	340	77
FDIC assessments	633	860
Merger expenses	666	619
Other operating expenses	2,195	2,577

Total other expenses	10,764	11,554

Income (loss) before income taxes	(1,749)	326
Income tax expense (benefit)	(227)	70

NET INCOME (LOSS)	$(1,522)	$256

Net income (loss) per common share, basic	$(0.30)	$0.05

Net income (loss) per common share, diluted	$(0.30)	$0.05

See Notes to Consolidated Financial Statements (Unaudited)

Alliance Bankshares Corporation

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,
	2012	2011
NET (LOSS)	$(170)	$(503)
Other comprehensive income (loss):
Unrealized holding gains on securities net of taxes of $104 in 2012 and $297 in 2011	202	576
Reclassification adjustment, net of taxes of ($57) in 2012 and ($722) in 2011	(111)	(1,398)

Total other comprehensive income (loss)	91	(822)

TOTAL COMPREHENSIVE (LOSS)	$(79)	$(1,325)

See Notes to Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
NET INCOME (LOSS)	$(1,522)	$256
Other comprehensive income (loss):
Unrealized holding gains on securities net of taxes of $286 in 2012 and $1,293 in 2011	555	2,509
Reclassification adjustment, net of taxes of ($58) in 2012 and ($1,032) in 2011	(113)	(2,002)

Total other comprehensive income	442	507

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,080)	$763

See Notes to Consolidated Financial Statements (Unaudited)

Alliance Bankshares Corporation

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	Common Stock	Capital Surplus	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
BALANCE, DECEMBER 31, 2010	$20,427	$25,857	$(12,311)	$(288)	$33,685

Net income	—	—	256	—	256
Other comprehensive income, net of tax	—	—	—	507	507
Exercise of stock options	9	(3)	—	—	6
Stock-based compensation expense	—	10	—	—	10

BALANCE, September 30, 2011	$20,436	$25,864	$(12,055)	$219	$34,464

BALANCE, DECEMBER 31, 2011	$20,440	$25,915	$(18,269)	$36	$28,122

Net (loss)	—	—	(1,522)	—	(1,522)
Other comprehensive income, net of tax	—	—	—	442	442
Stock-based compensation expense	—	27	—	—	27

BALANCE, September 30, 2012	$20,440	$25,942	$(19,791)	$478	$27,069

See Notes to Consolidated Financial Statements (Unaudited)

Alliance Bankshares Corporation

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

(Dollars in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(1,522)	$256
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	2,247	976
Loss on disposal of fixed assets	—	15
Provision for loan losses	228	1,205
Losses and valuation adjustments on other real estate owned	292	15
Stock-based compensation expense	27	10
Net (gain) on sale of securities available-for-sale	(171)	(3,034)
Fair value adjustments	780	2,950
Changes in assets and liabilities affecting operations:
Accrued interest and other assets	23	3,710
Other liabilities	(72)	(752)

Net cash provided by operating activities	1,832	5,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in federal funds sold	(10,027)	(5,774)
Purchase of securities available-for-sale	(65,582)	(79,724)
Proceeds from sale of securities available-for-sale	85,257	104,642
Paydowns on securities available-for-sale	23,364	9,014
Net change in trading security	190	1,963
Net change in restricted stock	800	1,131
Net change in loan portfolio	17,177	11,575
Proceeds from sale of other real estate owned	845	946
Purchase of premises and equipment	(82)	(442)

Net cash provided by investing activities	51,942	43,331

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in cash provided by (expended on):
Non-interest bearing deposits	32,845	1,233
Savings and NOW deposits	32,583	1,712
Money market deposits	(5,247)	(1,864)
Time deposits	(26,415)	(5,693)
Repurchase agreements	(17,862)	(657)
Proceeds from exercise of stock options	—	6

Net cash provided by (used in) financing activities	15,904	(5,263)

NET INCREASE IN CASH AND CASH EQUIVALENTS	69,678	43,419
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	45,837	24,078

CASH AND CASH EQUIVALENTS, END OF PERIOD	115,515	$67,497

See Notes to Consolidated Financial Statements (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

1.	General

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

On May 3, 2012, WashingtonFirst Bankshares, Inc. (WFBI), Bankshares and the Bank entered into an Agreement and Plan of Reorganization (Merger Agreement), pursuant to which Bankshares will merge with and into WFBI, with WFBI being the surviving corporation (Merger). Each share of Bankshares’ outstanding common stock will be converted into and become the right to receive, subject to proration in accordance with the terms of the Merger Agreement and at the election of each shareholder of Bankshares, either 0.4435 shares of common stock of WFBI or cash in the amount of $5.30, subject in either case to adjustment in the event that Bankshares’ shareholders’ equity (as defined in the Agreement), at the month-end prior to completion of the Merger has declined by more than 10% from the amount of Bankshares’ shareholders’ equity at December 31, 2011, and provided that no more than 20% of the common shares of Bankshares may elect to receive cash. Completion of the Merger is subject to (i) approval of the Merger by the shareholders of each of Bankshares and WFBI, (ii) applicable regulatory approvals, including those of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Virginia State Corporation Commission, and (iii) other customary closing conditions.

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

Additionally, Bankshares and the Bank are parties to a Memorandum of Understanding (the MOU) with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions, which is a regulatory means of seeking correction through informal administrative action from institutions considered to be of supervisory concern, but which have not deteriorated to the point where they warrant formal administrative action. Among the specific concerns cited in the MOU were asset quality, earnings, liquidity, and capital. The MOU imposes restrictions and/or requirements on Bankshares and the Bank, including (i) the requirement to be examined twice yearly by its regulators, (ii) the requirement to provide regular quarterly progress reports to the relevant regulators and (iii) the requirement that Bankshares and the Bank receive regulatory approval to pay dividends, repurchase common stock, and make interest or principal payments on subordinated debt and trust preferred securities. Bankshares has implemented significant improvements in credit policies, loan administration, and liquidity management in its efforts to comply with the terms of the MOU. The MOU also requires Bankshares to maintain a written plan for compliance with the capital adequacy rules applicable to all state member banks under Federal Reserve Board Regulation H (12 CFR Part 208). These rules require all state member banks, including the Bank, to maintain adequate capital consistent with their risk profiles, which takes into account the volume of adversely classified loans, the adequacy of the loan loss reserve, any planned asset growth and the nature and level of asset concentrations, among other things. Given this, it is the policy of federal banking regulators not to specify or confirm that a given capital level will be “adequate” at a future point in time. As a result, federal banking regulators have not, and Bankshares cannot, identify a specific dollar amount of capital required under the MOU. However, Bankshares estimates that it would need $7.5 million to $10 million in new capital to be compliant with applicable capital adequacy rules.

The accompanying unaudited consolidated financial statements reflect the financial condition and results of operations of Bankshares on a consolidated basis and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. All significant intercompany balances and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and reclassifications considered necessary to present fairly Bankshares’ financial position as of September 30, 2012 and December 31, 2011, the consolidated results of operations for the three and nine month periods ended September 30, 2012 and 2011, consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2012 and 2011, changes in shareholders’ equity for the nine month periods ended September 30, 2012 and 2011 and consolidated statements of cash flows for the nine month periods ended September 30, 2012 and 2011. The notes included herein should be read in conjunction with the financial statements and accompanying notes included in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the SEC).

Operating results for the three and nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of full year financial results.

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

As of September 30, 2012, there was $55 thousand of total unrecognized compensation expense related to stock options, which will be recognized over the remaining requisite service period which is estimated to be three years or less.

Stock option compensation expense is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each grant is estimated at the grant date using the Black-Scholes option-pricing model. There were no grants of stock options for the first nine months of 2012.

Stock option activity for the nine months ended September 30, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value[1] (in thousands)

Outstanding at January 1, 2012	257,846	$8.88
Granted	—	—
Exercised	—	—
Forfeited	(15,700)	11.29
Expired	(22,690)	6.12

Outstanding at September 30, 2012	219,456	$9.00	4.3	$125

Exercisable at September 30, 2012	173,306	$10.64	3.4	$46

[1]	Intrinsic value is the difference between the underlying stock’s price and the strike price. If the difference is negative, the intrinsic value is given as zero.

3.	Fair Value Measurements

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

FHLB Advances — Under the fair value accounting standards, certain liabilities can be carried at fair value. The designated instruments are recorded on a fair value basis at the time of issuance. As of September 30, 2012, Bankshares had one wholesale liability as a fair value instrument: a long-term Federal Home Loan Bank (FHLB) advance.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Assets / Liabilities at Fair Value
	(Dollars in thousands)
Assets:
Trading securities - PCMO	$293	—	$293	—	$293
Available-for-sale securities:
U. S. corporations and agencies	18,569	—	18,569	—	18,569
U. S. government CMOs	41,229	—	41,229	—	41,229
U. S. government MBS	9,768	—	9,768	—	9,768
PCMOs	932	—	932	—	932
Municipal securities	8,913	—	8,913	—	8,913

Total assets	$79,704	$—	$79,704	—	$79,704

Liabilities:
FHLB advance	$30,018	—	—	$30,018	$30,018

Total liabilities	$30,018	—	—	$30,018	$30,018

	Fair Value Measurements at December 31, 2011
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Assets/ Liabilities at Fair Value
	(Dollars in thousands)

Assets:
Trading securities - PCMO	$596	$—	$596	$—	$596
Available-for-sale securities:
U. S. treasuries	71,115	71,115		—	71,115
U. S. corporations and agencies	9,751	—	9,751	—	9,751
U. S. government CMOs	31,038	—	31,038	—	31,038
U. S. government MBS	7,698	—	7,698	—	7,698
PCMOs	950	—	950	—	950
Municipal securities	2,911	—	2,911	—	2,911

Total assets	$124,059	$71,115	$52,944	—	$124,059

Liabilities:
FHLB advance	$29,350	$—	$—	$29,350	$29,350

Total liabilities	$29,350	$—	$—	$29,350	$29,350

The following table presents the activity in Level 3 fair value measurements for the three months ended September 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (Dollars in thousands)
FHLB Advance

Beginning balance, July 1, 2012	$29,559
Realized losses on liabilities	459

Ending balance, September 30, 2012	$30,018

The following tables present the activity in Level 3 fair value measurements for the nine months ended September 30, 2012 and the year ended December 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (Dollars in thousands)
	Other Real Estate Owned	FHLB Advances

Beginning balance, January 1, 2012	$1,473	$29,350
Transfers out of Level 3	(1,473)	—
Realized losses on liabilities	—	668

Ending balance, September 30, 2012	—	$30,018

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
( Dollars in thousands)
	Other Real Estate Owned	FHLB Advances	AFS Securities	Trading Securities

Beginning balance, January 1, 2011	$—	$26,208	$43,611	$2,075
Transfers into (out of) Level 3	1,473	—	(26,940)	(596)
Sales, maturities or calls	—	—	(16,286)	(1,489)
Realized gains on assets	—	—	170	10
Realized losses on liabilities	—	3,142	—	—
Unrealized (losses) on assets	—	—	(555)	—

Ending balance, December 31, 2011	$1,473	$29,350	$—	$—

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

The following table displays quantitative information about Level 3 fair value measurements as of September 30, 2012 (Dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

FHLB advance	$30,018	Pricing model	Yield curves	1.70% - 1.90% (2.11%)

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

The following tables summarize Bankshares’ assets that were measured at fair value on a nonrecurring basis as of the dates indicated.

	Carrying Value at September 30, 2012
Description	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans, net of valuation allowance	$6,371	—	$6,371	—
OREO	$3,575	—	$3,575	—

	Carrying Value at December 31, 2011
Description	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans, net of valuation allowance	$6,760	$—	$6,760	$—
OREO	$3,748	$—	$2,275	$1,473

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

Deposit Liabilities

The fair values disclosed for demand deposits (i.e., interest and noninterest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The following tables reflect the fair value of financial instruments as of September 30, 2012 and December 31, 2011:

Fair Value of Financial Instruments

	Fair Value Measurements at September 30, 2012, Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
	(Dollars in thousands)

Financial assets:
Cash and due from banks	$115,515	$115,515	—	—	$115,515
Federal funds sold	26,594	26,594	—	—	26,594
Trading security	293	—	293	—	293
Available-for-sale securities	79,411	—	79,411	—	79,411
Loans, net	283,115	—	278,970	—	278,970
Accrued interest receivable	1,548	—	1,548	—	1,548

Financial liabilities:
Non-interest bearing deposits	$145,295	—	$145,295	—	$145,295
Interest-bearing deposits	268,914	—	269,456	—	269,456
Short-term borrowings	22,558	—	22,558	—	22,558
FHLB advances	15,000	—	15,000	—	15,000
FHLB advances, at fair value	30,018	—	—	30,018	30,018
Trust Preferred Capital Notes	10,310	—	10,310	—	10,310
Accrued interest payable	1,486	—	1,486	—	1,486

	Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Balance
	(Dollars in thousands)

Financial assets:
Cash and due from banks	$45,837	$45,837	$—	$—	$45,837
Federal funds sold	16,567	16,567	—	—	16,567
Trading security	596	—	596	—	596
Available-for-sale securities	123,463	—	123,463	—	123,463
Loans, net	301,483	—	297,163	—	297,163
Accrued interest receivable	1,815	—	1,815	—	1,815

Financial liabilities:
Non-interest bearing deposits	$112,450	$—	$112,450	$—	$112,450
Interest-bearing deposits	267,993	—	268,691	—	268,691
Short-term borrowings	40,420	—	40,420	—	40,420
FHLB advances	15,000	—	15,000	—	15,000
FHLB advances, at fair value	29,350	—	—	29,350	29,350
Trust Preferred Capital Notes	10,310	—	10,310	—	10,310
Accrued interest payable	1,155	—	1,155	—	1,155

4.	Trading Security

The following table reflects the single trading security accounted for on a fair value basis and the effective yield of the instrument as of the dates indicated:

	September 30, 2012		December 31, 2011
	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)
Trading security:
PCMO	$293	5.43%	$596	5.44%

Total trading security	$293	5.43%	$596	5.44%

As of September 30, 2012, trading security portfolio consisted of one PCMO instrument. This PCMO was rated AAA by at least one ratings agency on the purchase date. Currently the security has a rating below investment grade. The instrument is paying as agreed.

At September 30, 2012 and December 31, 2011, the trading security was not pledged.

5.	Investment Securities

The amortized cost, unrealized gains and losses, and the fair value of available-for-sale investment securities at September 30, 2012 are summarized as follows:

	September 30, 2012
	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(Dollars in thousands)
Available-for-sale securities:
U.S. government corporations and agencies	18,262	307	—	18,569
U.S. government agency CMOs	41,251	193	(215)	41,229
U.S. government agency MBS	9,535	233	—	9,768
PCMOs	902	30	—	932
Municipal securities	8,732	246	(65)	8,913

Total available-for-sale securities	$78,682	$1,009	$(280)	$79,411

The amortized cost, unrealized gains and losses, and the fair value of available-for-sale investment securities at December 31, 2011 are summarized as follows:

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

There were no held-to-maturity investments at September 30, 2012 or December 31, 2011.

The following tables present the aggregate amount of unrealized loss in investment securities as of September 30, 2012 and December 31, 2011. The aggregate amount is determined by summation of all the related securities that have a continuous loss at period end, and the length of time that the loss has been unrealized is shown by terms of “less than 12 months” and “12 months or more.” The fair value is the approximate market value as of the period end.

	September 30, 2012
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)

U.S. government agency CMOs	23,845	(215)	—	—	23,845	(215)
Municipal securities	617	(65)	—	—	617	(65)

Total temporarily impaired investment securities	$24,462	$(280)	$—	$—	$24,462	$(280)

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. treasuries	$71,115	$(4)	$—	$—	$71,115	$(4)
U.S. government corporations and agencies	3,327	(21)	—	—	3,327	(21)
U.S. government agency CMOs	7,401	(50)	—	—	7,401	(50)
PCMOs	—	—	950	(55)	950	(55)
Municipal securities	526	(4)	525	(137)	1,051	(141)

Total temporarily impaired investment securities	$82,369	$(79)	$1,475	$(192)	$83,844	$(271)

Bankshares’ investment security portfolio is primarily comprised of U.S. government and fixed rate bonds, whose prices move inversely with interest rates. At the end of any accounting period, the portfolio may have both unrealized gains and losses. Unrealized losses within Bankshares’ portfolio typically occur as market interest rates rise. Such unrealized losses are considered temporary in nature. Under ASC 320-10-35, Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments, an impairment is considered “other than temporary” if any of the following conditions are met: Bankshares intends to sell the security, it is more likely than not that Bankshares will be required to sell the security before recovery of its amortized cost basis, or Bankshares does not expect to recover the security’s entire amortized cost basis (even if Bankshares does not intend to sell). In the event that a security would suffer impairment for a reason that was “other than temporary,” Bankshares would be expected to write down the security’s value to its new fair value, and the amount of the write-down would be included in earnings as a realized loss. As of September 30, 2012 and December 31, 2011, management does not consider any of the unrealized losses to be other-than-temporarily impaired and no impairment charges have been recorded.

There are a total of 15 investment securities with a total fair value of $24.5 million that have an aggregate unrealized loss of $280 thousand and are considered temporarily impaired as of September 30, 2012. Management believes the unrealized losses noted in the table above are a result of current market conditions and interest rates, and do not reflect on the ability of the issuers to repay the obligations. Approximately $23.8 million or 97.1% of the investment securities with an unrealized loss are backed by U.S. government agencies and other forms of underlying collateral.

Bankshares’ investment in FHLB stock totaled $2.6 million at September 30, 2012. FHLB stock is generally viewed as a long term investment and as a restricted investment security which is carried at cost, because there is no market for the stock other than the FHLBs or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Bankshares does not consider this investment to be other than temporarily impaired as of September 30, 2012 and no impairment has been recognized. FHLB stock is included in restricted stock on the Consolidated Balance Sheets.

6.	Loans

The following table summarizes the composition of the loan portfolio by dollar amount and percentage as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Real estate:
Residential real estate	$92,443	32.1%	$101,248	33.0%
Commercial real estate	125,602	43.6%	137,610	44.8%
Construction / land	41,478	14.4%	39,176	12.8%

Total real estate	259,523	90.1%	278,034	90.6%
Commercial and industrial	27,076	9.4%	26,820	8.7%
Consumer	1,382	0.5%	2,022	0.7%

Gross loans	287,981	100.0%	306,876	100.0%

Less: allowance for loan losses	(4,866)		(5,393)

Net loans	$283,115		$301,483

As of September 30, 2012 and December 31, 2011, there were $1 thousand and $25 thousand, respectively, in checking account overdrafts that were reclassified on the Consolidated Balance Sheets as loans.

The following tables represent the credit quality of loans by class for September 30, 2012 and December 31, 2011:

	As of September 30, 2012 (Dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10

Commercial and industrial	$24,083	$787	$205	$2,001	—	—	$27,076
Commercial real estate
Owner occupied	54,391	871	1,982	3,801	—	—	61,045
Non-owner occupied	56,289	4,736	1,731	1,801	—	—	64,557
Construction/land
Residential construction	16,037	792	—	—	559	—	17,388
Other construction & land	14,823	524	165	8,242	336	—	24,090
Residential real estate
Equity lines	27,031	321	99	150	—	—	27,601
Single family	51,801	2,729	2,684	2,235	—	—	59,449
Multifamily	5,393	—	—	—	—	—	5,393
Consumer - non real estate	1,181	8	181	12	—	—	1,382

Totals	$251,029	$10,768	$7,047	$18,242	$895	—	$287,981

	As of December 31, 2011 (Dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10

Commercial and industrial	$23,901	$927	$224	$1,768	$—	$—	$26,820
Commercial real estate
Owner occupied	63,192	625	1,742	2,610	—	—	68,169
Non-owner occupied	60,069	1,231	8,141	—	—	—	69,441
Construction/land
Residential construction	9,356	175	599	3,753	876	—	14,759
Other construction & land	16,018	—	1,662	5,837	900	—	24,417
Residential real estate
Equity lines	27,311	430	718	95	552	—	29,106
Single family	56,134	4,876	—	5,347	—	—	66,357
Multifamily	5,785	—	—	—	—	—	5,785
Consumer - non real estate	1,836	—	186	—	—	—	2,022

Totals	$263,602	$8,264	$13,272	$19,410	$2,328	$—	$306,876

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

The following tables set forth aging and non-accrual loans by class as of the dates indicated:

	Aging and Non-accrual Loans by Class
	As of September 30, 2012
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	90-days Past Due and Still Accruing	Non- accrual Loans

Commercial & industrial	$1,518	$28	$269	1,815	$25,261	792	$1,547
Commercial real estate
Owner occupied	355	99	2,475	2,929	58,116	—	2,475
Non-owner occupied	—	1,801	—	1,801	62,756	—	—
Construction/land
Residential construction	—	—	1,351	1,351	16,037	—	559
Other construction & land	165	983	4,866	6,014	18,076	—	5,849
Residential real estate
Equity lines	285	292	150	727	26,874	—	150
Single family	623	1,315	261	2,199	57,250	—	261
Multifamily	—	—	—	—	5,393	—	—
Consumer-non real estate	—	—	12	12	1,370	—	12

Total loans	$2,946	$4,518	$9,384	$16,848	$271,133	792	$10,853

	Aging and Non-accrual Loans By Class
	As of December 31, 2011
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	90-days Past Due and Still Accruing	Non- accrual Loans

Commercial and industrial	$1,228	$367	$—	$1,595	$25,225	$—	$977
Commercial real estate
Owner occupied	121	—	2,610	2,731	65,438	—	2,610
Non-owner occupied	—	992	—	992	68,449	—	—
Construction/land
Residential construction	—	—	540	540	14,219	—	540
Other construction & land	—	1,225	5,988	7,213	17,204	—	7,139
Residential real estate
Equity lines	304	33	184	521	28,585	—	236
Single family	74	29	1,733	1,836	64,521	—	1,762
Multifamily	—	—	—	—	5,785	—	—
Consumer-non real estate	186	—	—	186	1,836	—	—

Total loans	$1,913	$2,646	$11,055	$15,614	$291,262	$—	$13,264

7.	Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods presented:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011	Nine Months Ended September 30, 2011
	(Dollars in thousands)
Allowance for Loan Losses
Balance, beginning of period	$5,393	$5,281	$5,281
Provision for loan losses	228	1,549	1,205
Loans charged off	(894)	(1,702)	(1,556)
Recoveries of loans charged off	139	265	248

Net (charge offs)	(755)	(1,437)	(1,308)

Balance, end of period	$4,866	$5,393	$5,178

The following tables represent the allocation of allowance for loan losses by segment as of the dates indicated:

	September 30, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total

Beginning Balance:	$210	$1,508	$1,808	$1,826	$41	$5,393
Charge-offs	—	—	—	(894)	—	(894)
Recoveries	—	—	—	139	—	139
Provision	(56)	(53)	68	282	(13)	228

Ending Balance:	$154	$1,455	$1,876	$1,353	$28	$4,866

Individually evaluated for impairment	$109	$—	$1,520	$78	4	$1,711

Collectively evaluated for impairment	$45	$1,455	$356	$1,275	$24	$3,155

Loans:
Ending Balance:	$27,076	$125,602	$41,478	$92,443	$1,382	$287,981

Individually evaluated for impairment	$1,546	$2,475	$6,409	$971	12	$11,413

Collectively evaluated for impairment	$25,530	$123,127	$35,069	$91,472	$1,370	$276,568

Allowance for Loan Losses

As of December 31, 2011

(Dollars in thousands)

	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
	(Dollars in thousands)

Beginning Balance:	$463	$1,420	$700	$2,613	$85	$5,281
Charge-offs	(10)	(173)	(404)	(1,044)	(71)	(1,702)
Recoveries	116	9	—	134	6	265
Provision	(359)	252	1,512	123	21	1,549

Ending Balance:	$210	$1,508	$1,808	$1,826	$41	$5,393

Individually evaluated for impairment	$—	$135	$1,376	$760	$—	$2,271

Collectively evaluated for impairment	$210	$1,373	$432	$1,066	$41	$3,122

Loans:
Ending Balance:	$26,820	$137,610	$39,176	$101,248	$2,022	$306,876

Individually evaluated for impairment	$977	$2,610	$7,678	$1,999	$—	$13,264

Collectively evaluated for impairment	$25,843	$135,000	$31,498	$99,249	$2,022	$293,612

Impaired loans and non-accrual loans are summarized as follows as of the dates indicated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)

Impaired loans without a valuation allowance	$3,331	$4,233
Impaired loans with a valuation allowance	8,082	9,031

Total impaired loans	$11,413	$13,264

Valuation allowance related to impaired loans	$1,711	$2,271

Total loans past due 90 days and still accruing, not included in total impaired loans	$232	$—

Average investment in impaired loans	$12,017	$13,538

Interest income recognized on impaired loans	$45	$234

Interest income recognized on a cash basis on impaired loans	$45	$234

The following tables represent specific allocation for impaired loans by class as of the dates indicated:

	Specific Allocation for Impaired Loans By Class
	As of September 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
With no related allowance:
Commercial & industrial	$896	$1,005	—	$1,018	—
Commercial real estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction/land
Residential	—	—	—	—	—
Other construction & land	2,285	2,293	—	2,293
Residential real estate	—	—	—	—	—
Single family	150	150	—	150	—
With an allowance recorded:
Commercial & industrial	650	659	109	675	18
Commercial real estate
Owner occupied	2,475	2,634	1	2,648	—
Non-owner occupied	—	—	—	—	—
Construction/land
Residential construction	559	565	285	558	—
Other construction & land	3,565	3,821	1,235	3,835	—
Residential real estate
Single family	821	825	77	826	26
Consumer	12	12	4	14	1

Total:	$11,413	$11,964	$1,711	$12,017	$45

	Specific Allocation for Impaired Loans By Class
	As of December 31, 2011
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
With no related allowance:
Commercial & Industrial	$977	$1,033	$—	$1,037	$15
Commercial Real Estate
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	—	—	—	—	—
Other construction & land	2,293	2,293	—	2,199	87
Residential Real Estate
Single Family	963	963	—	968	37
Consumer	—	—	—
Other

With an allowance Recorded:
Commercial & Industrial	—	—	—
Commercial Real Estate
Owner occupied	2,610	2,669	135	2,311	20
Non-owner occupied	—	—	—	—	—
Construction/Land
Residential	540	546	259	546	—
Commercial	4,845	5,049	1,118	5,436	53
Residential Real Estate
Single Family	1,036	1,039	759	1,041	22

Total:	$13,264	$13,592	$2,271	$13,538	$234

There were no non-accrual loans excluded from impaired loan disclosures as of September 30, 2012 and December 31, 2011. No additional funds are committed to be advanced in connection with impaired loans.

At September 30, 2012, there were $897 thousand in troubled debt restructured loans. At December 31, 2011, there were $956 thousand in troubled debt restructured loans.

There were no loans modified as TDRs and no TDR defaults during the three and nine months ended September 30, 2012.

For purposes of this disclosure, a TDR payment default occurs when, within 12 months of the original TDR modification, either the TDR is placed in non-accrual status or a charge-off has occurred.

8.	Other Real Estate Owned (OREO)

The table below reflects changes in OREO for the periods indicated:

	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)

Balance, beginning of period	$3,748	$4,627

Properties acquired at foreclosure	963	434
Sales of foreclosed properties	(905)	(959)
Valuation adjustments	(231)	(354)

Balance, end of period	$3,575	$3,748

The table below reflects expenses applicable to OREO for the periods indicated:

	Nine Months September 30, 2012	Twelve Months December 31, 2011	Nine Months September 30, 2011
	(Dollars in thousands)

Loss on sales of OREO	$61	$12	$15
Valuation adjustments	231	354	—
Operating expenses, net of rental income	48	88	62

Total OREO expense	$340	$454	$77

9.	Federal Home Loan Bank Advances

Bankshares has two advances from the FHLB: one fixed rate advance and one floating rate advance.

At September 30, 2012 and December 31, 2011, the FHLB advance accounted for on a fair value basis had a value of $30.0 and $29.4 million, respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.985% at September 30, 2012 and December 31, 2011. The par value of the FHLB advance accounted for on a fair value basis was $25.0 million at September 30, 2012 and December 31, 2011.

At September 30, 2012 and December 31, 2011, there was one FHLB advance accounted for on a cost basis. Bankshares renewed this floating rate advance in the first quarter of 2012 for $15.0 million. The advance matures in 2013 and the interest rate at September 30, 2012 was 0.320% and at December 31, 2011 was 0.379%. The weighted average interest rate for both FHLB advances outstanding is 2.61%.

10.	Trust Preferred Capital Notes of Subsidiary Trust

On June 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust privately issued $10.0 million face amount of the Trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The trust issued $310 thousand in common equity to Bankshares. Simultaneously, the trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through September 30, 2012, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of September 30, 2012, the total amount of deferred and compounded interest owed under the indenture is $1.3 million. The base interest rate as of September 30, 2012 was 3.54% and as of December 31, 2011 was 3.70%. All or a portion of the Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of shareholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At September 30, 2012 and December 31, 2011, $8.9 million and $9.4 million were considered Tier 1 capital.

11.	Net Income (Loss) Per Share

The following tables show the weighted average number of shares used in computing net income (loss) per share and the effect on weighted average number of shares of potential dilutive common stock. Potential dilutive common stock had no effect on income (loss) available to common shareholders for the periods presented.

Three Months Ended September 30,
	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic net (loss) per share	5,109,969	($0.03)	5,108,969	($0.10)

Effect of dilutive securities, stock options	—		—

Diluted net (loss) per share	5,109,969	($0.03)	5,108,969	($0.10)

Net (loss) utilized in the earnings per share calculations above (in thousands)	$(170,000)		$(503,000)

Nine Months Ended September 30,
	2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount
Basic net income (loss) per share	5,109,969	($0.30)	5,108,616	$0.05

Effect of dilutive securities, stock options	—		20,695

Diluted net income (loss) per share	5,109,969	($0.30)	5,129,311	$0.05

Net income (loss) utilized in the earnings per share calculations above (in thousands).	$(1,522,000)		$256,000

All average shares have been excluded from the calculation for the nine months ended September 30, 2012. Average shares of 167,306 have been excluded from the calculation for the nine months ended September 30, 2011, because their effects were anti-dilutive.

12.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information for the nine months ended September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Interest paid during the nine months	$3,202	$4,243

Income taxes paid during the nine months	—	$—

Supplemental Disclosures of Non-cash Activities:
Fair value adjustment for securities	$670	$767

Transfer of loans to foreclosed assets	$963	$434

13.	Income Taxes

Allocation of federal and state income taxes between current and deferred portions is as follows for the nine months ended September 30, 2012.

September 30, 2012
(Dollars in thousands)

Current	$—
Deferred tax	(227)

Income tax expense	$(227)

The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

September 30, 2012
(Dollars in thousands)

Computed at the expected statutory rate	$(595)
Tax exempt income, net	(54)
Other	299
Change in valuation allowance	123

Income tax expense	$(227)

Deferred Taxes. In accordance with ASC 740-10, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the tax benefit generated by net operating losses depends upon the existence of sufficient taxable income within the applicable carryback and carry forward periods. Bankshares periodically assesses the need to establish, increase, or decrease a valuation allowance for deferred tax assets.

Bankshares performed an analysis to determine if a valuation allowance for deferred tax assets was necessary. Bankshares’ analyzed and reviewed various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted. The three year cumulative loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. Bankshares considered positive evidence such as previous earnings patterns, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. In addition, Bankshares considered tax planning strategies that would impact the timing and extent of taxable income. Based on the analysis and the guidance in the relevant accounting literature, it is not considered more likely than not that Bankshares will be able to realize all its deferred tax assets. A valuation allowance of $5.3 million related to the deferred tax assets was recorded at December 31, 2011. The valuation allowance at September 30, 2012 related to the deferred tax assets was $5.5 million.

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

The components of the net deferred tax assets and liabilities are as follows:

September 31, 2012
(Dollars in thousands)
Deferred tax assets:
Bad debt expense	$1,654
Deferred rent	14
Deferred data processing costs	111
Other real estate owned	1,107
Net operating loss carryforward	2,522
Other	457
Fair value adjustment	1,607

7,472

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	248
Deferred loan costs, net	128
Depreciation and amortization	34
Other	7

417

Net deferred tax assets	7,055
Valuation allowance	(5,454)

Deferred tax assets	1,601

14.	Mergers and Acquisitions

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

The consideration to be received by the shareholders of Bankshares in the Merger is a combination of stock and cash. Pursuant to the Merger Agreement, each share of Bankshares’ outstanding common stock will be converted into and become the right to receive, subject to proration in accordance with the terms of the Merger Agreement and at the election of each shareholder of Bankshares, either 0.4435 shares of common stock of WFBI or cash in the amount of $5.30, subject in either case to adjustment in the event that Bankshares’ shareholders’ equity (as defined in the Agreement), at the month-end prior to completion of the Merger has declined by more than 10% from amount of Bankshares’ shareholders’ equity at December 31, 2011, and provided that no more than 20% of the common shares of Bankshares may elect to receive cash.

The Merger is expected to close in the fourth quarter of 2012, pending approval of the shareholders of each of Bankshares and WFBI and the receipt of all required regulatory approvals, as well as other customary conditions as described in the Current Report on Form 8-K previously filed on May 8, 2012.

15.	Subsequent Events

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

Forward-Looking Statements

Some of the matters discussed below and elsewhere in this report include forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. Forward-looking statements in this report may include, but are not limited to, statements regarding the proposed merger (the Merger) of Bankshares and WashingtonFirst Bankshares, Inc., estimated capital requirements under the MOU to be compliant with applicable capital adequacy rules, profitability, liquidity, Bankshares’ loan portfolio, adequacy of the allowance for loan losses and provisions for loan losses, trends regarding net charge-offs, trends regarding levels of non-performing assets, interest rates and yields, interest rate sensitivity, market risk, regulatory developments, capital requirements, business strategy, the effects of Bankshares’ efforts to reposition its business and other goals or objectives.

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

•

Changes in Bankshares’ and the Bank’s risk profile that cause the amount of new capital necessary for compliance with applicable capital adequacy rules to be materially different from Bankshares’ estimate;

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

At December 31, 2011, Bankshares performed an analysis to determine if a valuation allowance for deferred tax assets was necessary. Its analysis reviewed various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted. The three year cumulative loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. Bankshares considered positive evidence such as previous earnings patterns, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. In addition, Bankshares considered tax planning strategies that would impact the timing and extent of taxable income. Based on the analysis and the guidance in the relevant accounting literature, it was considered more likely than not, that Bankshares will not be able to realize all its deferred tax assets. As of September 30, 2012, the net deferred tax asset was $1.6 million, compared to $1.5 million as of December 31, 2011.

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

On May 31, 2012, in contemplation of the pending Merger and after consulting with Washington First Bank, Bankshares exercised its’ early termination clause in the lease agreement with Carr Properties on the Corporate Headquarters location in Chantilly, Virginia. This event triggered a payment of $675 thousand which is recorded in the financial statements as other assets according to the guidance outlined in ASC 805 and 420.

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

•	Reducing the investment securities portfolio and eliminating the trading assets portfolio.

•	Continuing to attentively manage the level of non-performing assets by addressing problem loans on a timely basis.

•	Increasing low cost deposits by local commercial and retail customers, while working to reduce Bankshares’ brokered deposit and repurchase agreement portfolios.

•	Reducing Bankshares’ operating and funding costs.

Additionally, Bankshares and the Bank are parties to a Memorandum of Understanding (the MOU) with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions, which is a regulatory means of seeking correction through informal administrative action from institutions considered to be of supervisory concern, but which have not deteriorated to the point where they warrant formal administrative action. Among the specific concerns cited in the MOU were asset quality, earnings, liquidity, and capital. The MOU imposes restrictions and/or requirements on Bankshares and the Bank, including (i) the requirement to be examined twice yearly by its regulators, (ii) the requirement to provide regular quarterly progress reports to the relevant regulators and (iii) the requirement that Bankshares and the Bank receive regulatory approval to pay dividends, repurchase common stock, and make interest or principal payments on subordinated debt and trust preferred securities. Bankshares has implemented significant improvements in credit policies, loan administration, and liquidity management in its efforts to comply with the terms of the MOU. The MOU also requires Bankshares to maintain a written plan for compliance with the capital adequacy rules applicable to all state member banks under Federal Reserve Board Regulation H (12 CFR Part 208). These rules require all state member banks, including the Bank, to maintain adequate capital consistent with their risk profiles, which takes into account the volume of adversely classified loans, the adequacy of the loan loss reserve, any planned asset growth and the nature and level of asset concentrations, among other things. Given this, it is the policy of federal banking regulators not to specify or confirm that a given capital level will be “adequate” at a future point in time. As a result, federal banking regulators have not, and Bankshares cannot, identify a specific dollar amount of capital required under the MOU. However, Bankshares estimates that it would need $7.5 million to $10 million in new capital to be compliant with applicable capital adequacy rules.

Performance Highlights

•

The net loss for the quarter ended September 30, 2012 was $170 thousand compared to a net loss of $503 thousand for the same period in 2011, an improvement of $333 thousand. The net loss was $1.5 million for the nine months ended September 30, 2012 compared to net income of $256 thousand for the nine months ended September 30, 2011, a decrease of $1.8 million. Loss per common share, basic and diluted, amounted to $0.30 for the nine months ended September 30, 2012, compared to earnings per share of $0.05 for the nine months ended September 30, 2011. Earnings for the nine months ended September 30, 2012, were negatively affected by merger related expenses of $666 thousand, the negative fair value adjustment on the FHLB advance of $668 thousand and a reduction in interest income of $3.9 million, from $17.1 million for the nine months ended September 30, 2011 to $13.2 million for the nine months ended September 30, 2012. Due to the improvement in the overall risk profile of the loan portfolio and the lower level of total loans, Alliance released $223 thousand of reserves into income and also did not recognized a provision expense during the quarter, this has positively affected net income for the period. The reduction in interest income is comprised of a $1.4 million decrease in the loan interest income and a $2.5 million decrease in the interest income from investment securities.

•

Total assets were $521.9 million at September 30, 2012, an increase of $15.4 million from total assets of $506.5 million at December 31, 2011. The increase in total assets is directly related to a $69.7 million increase in cash and due from banks, with such increase being offset by $18.9 million decrease in the loan portfolio related to the payoff of a number of loan relationships as well as a $44.1 million reduction in Bankshares’ investment portfolio. The increase in cash relates to the cyclical nature of the business of Bankshares’ title and escrow clients.

•

Total loans were $288.0 million at September 30, 2012, a decrease of $18.9 million, or 6.2% from the December 31, 2011 balance of $306.9 million. The decrease in total loans results from a combination of strategic repositioning of lending activities, normal amortization and payoffs, the total of which offset new loan production during the period. Each loan segment as a percentage of total loans at September 30, 2012 is nearly unchanged from the percentages at December 31, 2011.

•	Demand deposits were $145.3 million at September 30, 2012, or 35.1% of total deposits. This compares to the December 31, 2011 level of $112.5 million, or 29.6% of total deposits.

•

The composition of non-performing assets as of September 30, 2012 was primarily comprised of $10.9 million of non-accrual loans, $3.6 million of OREO, $897 thousand of troubled debt restructured loans, compared to the composition of non-performing assets as of December 31, 2011, which was $13.3 million of non-accrual loans, $3.7 million of OREO and $956 thousand of troubled debt restructured loans for a total of $18.0 million. The non-performing assets balance decreased by $2.0 million at September 30, 2012 compared to December 31, 2011. The change resulted from the following: the charge off of six loans secured by residential real estate, totaling $838 thousand; the foreclosure and purchase into OREO of a residential property valued at $963 thousand; the full repayment of a commercial loan secured by land with a prior balance of $899 thousand; the movement back to accrual status of two loans secured by land totaling $325 thousand; and , the receipt of ongoing payments from a borrower with three outstanding loans secured by land and construction equipment totaling $4.4 million that are carried in non-accrual status; such payments reduced Bankshares’ carrying balance by $85 thousand during 2012. Since December 31, 2011, six loans totaling $1.1 million have been added to the non-accrual and impaired loan list. Of these six loans, 95% are secured by residential real estate.

•

The investment securities portfolio totaled $79.4 million at September 30, 2012. This compares to $123.5 million of investments as of December 31, 2011, a decrease of $44.1 million. This decrease is attributable to management’s strategy to reduce the investment portfolio by taking some opportunistic gains to mitigate some of the losses realized in the CMO portfolio and to improve the overall yield. In addition, the investment securities portfolio contains mortgage oriented products (CMO, PCMO, and MBS) and SBA securities. When prepayments on these instruments occur at a faster rate than anticipated, principal is paid down earlier than expected. During the nine months ended September 30, 2012, the Bank experienced greater than expected prepayments on a variety of investment securities.

•

The net interest margin for the quarter ended September 30, 2012 was 3.02% compared to 3.61% for the same 2011 period, a decrease of 59 basis points. For the nine months ended September 30, 2012, the net interest margin of 3.10% was 64 basis points lower than the net interest margin of 3.74% for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, Bankshares experienced early prepayments on a number of CMO’s and PCMO’s securities. When prepayments on these instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield, the Bank experiences greater than expected prepayments on a variety of investment securities.

•

Deposits were $414.2 million at September 30, 2012, an increase of $33.8 million from the December 31, 2011 balance of $380.4 million. Strong growth in the title agency-related deposit coupled with a strategic shift of funding from repurchase agreements into deposits, contributed to the increase in overall deposit balance. Savings and NOW accounts increased by $32.6 million from $51.5 million at December 31, 2011 to $84.1 million at September 30, 2012 and non-interest bearing deposits increased by $32.8 million, from $112.5 million at December 31, 2011 to $145.3 million at September 30, 2012. These increases were offset by decreases in money market deposits of $5.3 million, from $23.4 million at December 31, 2011 to $18.1 million at September 30, 2012, and time deposits of $26.4 million, from $193.1 million at December 31, 2011 to $166.7 million at September 30, 2012.

•

Non-interest expense for the three months ended September 30, 2012 amounted to $3.5 million compared to $4.1 million for the same period in 2011 a reduction of $601 thousand. For the nine months ended September 30, 2012, non-interest expense amounted to $10.8 million compared to $11.6 million in 2011, a reduction of $800 thousand. The non-interest expense for the nine months ended September 30, 2012, include merger related expenses of $666 thousand, consultant expenses related to contract employees of $445 thousand and OREO expenses including valuation adjustments of $340 thousand.

Financial Performance Measures. Bankshares’ net loss for the three month period ended September 30, 2012 was $170 thousand, an improvement of $333 thousand over the third quarter of 2011 net loss of $503 thousand. The net loss of $170 thousand for the quarter ended September 30, 2012 includes net interest income of $3.1 million compared to $4.0 million for the same period last year, a decrease of $900 thousand. Results during the quarter ended September 30, 2012 were primarily impacted by reduced interest income, merger-related expenses, OREO expenses and valuation write-downs, and a negative adjustment to the $25 million FHLB advance recorded at fair value, the total of which offset gains on the sale of investment securities and favorable reductions in non-interest expenses and interest expenses. Due to the improvement in the overall risk profile of the loan portfolio and a lower level of total loans, In addition, Alliance released reserves into income and also did not recognize a provision expense during the quarter. For the three months ended September 30, 2012, total interest expense was $1.1 million compared to $1.4 million for the three months ended September 30, 2011. These factors led to $0.03 basic and diluted loss per share for the quarter ended September 30, 2012, compared to $0.10 basic and diluted loss per share for the quarter ended September 30, 2011. Weighted average basic shares outstanding were 5,109,969 for the three months ended September 30, 2012 and 5,108,969 for the three months ended September 30, 2011. Weighted average diluted shares outstanding were 5,109,969 for the three months ended September 30, 2012 and 5,108,969 for the three months ended September 30, 2011.

For the nine month period ended September 30, 2012, Bankshares had a net loss of $1.5 million compared to net income of $256 thousand for the same period in the prior year, a decline of $1.8 million. The net loss of $1.5 million for the nine months ended September 30, 2012 includes net interest income of $9.6 million compared to $12.7 million for the same period last year, a decrease of $3.1 million. The decrease is due primarily to a decrease in interest income in the amount of $3.9 million, from $17.1 million for the nine months ended September 30, 2011, to $13.2 million for the same period in 2012, and the lower average yield on the investment portfolio and the lower average balances on the loan portfolio. The decrease was partially offset by a reduction of $787 thousand in the cost of funds. For the nine months ended September 30, 2012, total interest expense was $3.5 million compared to $4.3 million for the nine months ended September 30, 2011. These factors led to a $0.30 basic and diluted loss per share for the nine months ended September 30, 2012. The basic and diluted earnings per share for the nine months ended September 30, 2011 was $0.05. Weighted average basic shares outstanding were 5,109,969 for the nine months ended September 30, 2012 and 5,108,616 for the nine months ended September 30, 2011. Weighted average diluted shares outstanding were 5,109,969 and 5,129,311 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

The net interest margin decreased to 3.02% for the three months ended September 30, 2012 compared to 3.61% for the three months ended September 30, 2011, a decrease of 59 basis points. The net interest margin was 3.10% for the nine months ended September 30, 2012 compared to 3.74% for the nine months ended September 30, 2011, a decrease of 64 basis points. For the first nine months of 2012 the net interest margin continues to be negatively affected by the decrease in the yield on interest earning assets. Targeted efforts to strategically restructure Bankshares’ balance sheet in anticipation of the merger with Eagle during 2011 led to shifts in Bankshares’ investment portfolio mix and the overall reduced balance and yield on the portfolio, and the unexpected prepayments on the CMO instruments in the portfolio. Yield on the investment portfolio for the nine months ended September 31, 2012 was 1.09% compared to 3.57% for the same period in 2011. Total interest income reversal relating to non-accrual loans for the nine months ended September 30, 2012 was $355 thousand compared to $461 thousand for the nine months ended September 30, 2011.

Results of Operations

Net Interest Income. Net interest income (on a fully tax equivalent basis) for the three months ended September 30, 2012 was $3.1 million compared to $4.0 million for the same period in 2011. Interest income on earning assets was $1.2 million lower for the three months ended September 30, 2012, compared to the third quarter of 2011, while interest expense decreased $257 thousand during the same time period.

Net interest income for the nine months ended September 30, 2012 was $9.6 million compared to $12.8 million for the same period in 2011. Interest income on earning assets was $3.9 million lower for the nine months ended September 30, 2012, compared to the first nine months of 2011. Of the $3.9 million decrease in interest income, $1.1 million is attributable to the $27.5 million lower average balance in loans. The reduction in the average balance in the investment securities portfolio was $17.3 million and contributed $2.5 million to the reduction in interest income. This was offset by the decrease in interest expense of $787 thousand. The average balance of interest bearing deposits decreased by $18.0 million and contributed $818 thousand to the reduction in interest expense.

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

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Three Months Ended September 30,
	2012			2011
	Average Balance	Income / Expense	Yield / Rate [1]	Average Balance	Income / Expense	Yield / Rate [1]
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$288,421	$3,973	5.48%	$320,004	$4,574	5.67%
Trading securities	276	9	12.97%	639	12	7.45%
Investment securities	98,950	182	0.73%	117,771	823	2.77%
Federal funds sold	19,876	33	0.66%	7,674	10	0.52%

Total interest earning assets	407,523	4,197	4.10%	446,088	5,419	4.82%

Non-interest earning assets:
Cash and due from banks	61,100			24,594
Premises and equipment	1,179			1,613
Other real estate owned (OREO)	3,821			4,150
Other assets	8,446			14,596
Less: allowance for loan losses	(5,162)			(5,655)

Total non-interest earning assets	69,384			39,298

Total Assets	$476,907			$485,386

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$60,271	$29	0.19%	$40,475	$25	0.25%
Money market deposit accounts	17,649	34	0.77%	24,612	45	0.73%
Savings accounts	4,703	1	0.08%	3,152	1	0.13%
Time deposits	168,722	629	1.48%	197,008	877	1.77%

Total interest-bearing deposits	251,345	693	1.10%	265,247	948	1.42%
FHLB advances(3)	44,564	267	2.38%	41,311	261	2.51%
Other borrowings	37,210	139	1.49%	50,871	147	1.15%

Total interest-bearing liabilities	333,119	1,099	1.31%	357,429	1,356	1.51%

Non-interest-bearing liabilities:
Demand deposits	113,770			89,101
Other liabilities	2,775			2,571

Total liabilities	449,664			449,101
Shareholders’ Equity	27,243			36,285

Total Liabilities and Shareholders’ Equity	$476,907			$485,386

Interest Spread (4)			2.79%			3.31%

Net Interest Margin (5)		$3,098	3.02%		$4,063	3.61%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.
(2)

The Bank had average non-accrual loans of $11.4 million and $10.8 million in the third quarter of 2012 and 2011. The 2012 and 2011 interest income on non-accrual loans excluded from the loans above was $171 thousand and $150 thousand, respectively.

(3)

The Bank had two FHLB advances during the periods presented: a $15.0 million floating rate advance accounted for on a cost basis and a $25.0 million par value fixed rate advance accounted for on a fair value basis. The average fair value of the fixed rate FHLB advance for the second quarter of 2012 and 2011 was $30.0 million and $29.3 million, respectively. As of September 30, 2012, the fair value of the fixed rate FHLB advance was $30.0 million.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is net interest income expressed as a percentage of average earning assets.

Average loan balances were $288.4 million for the three months ended September 30, 2012 compared to $320.0 million for the same period in 2011. The $31.6 million decline is average loan balances is concentrated in a $10 million decline in C&I loan balances centered in the loss of two large lines of credit; $9.5 million reduction in Owner-occupied Commercial Mortgages where borrowers refinanced with other lenders and a $9 million decline in Residential Investment Mortgage Loans, primarily due to reduced activity with our larger Residential Flippers who buy and sell properties within a 12 month time frame.”

Bankshares longer-term strategy is to grow small business commercial loans and owner occupied commercial real estate, and focus on Bankshares’ geographical area. The related interest income from loans was $4.0 million in the three months ended September 30, 2012 compared to $4.6 million in the same period in 2011. The average yield on loans of 5.48% during the three months ended September 30, 2012 was 19 basis points lower than the yield of 5.67% in the third quarter of 2011. Interest rates are established for classes of loans that include variable rates based on Wall Street Journal Prime or other identifiable bases while others carry fixed rates with terms out to 15 years. Most new variable rate originations include minimum start rates and/or floors.

For the three months ended September 30, 2012, Bankshares held one security in its trading portfolio with an average balance of $276 thousand, compared to $639 thousand for the three months ended September 30, 2011. The trading security interest income for the three months ended September 30, 2012 was $9 thousand compared to $12 thousand for the three months ended September 30, 2011. At September 30, 2012, the carrying value of the security was $293 thousand.

Investment securities averaged $99.0 million for the quarter ended September 30, 2012 compared to $117.8 million for the same quarter in 2011. Investment securities income (on a fully tax equivalent basis) was $182 thousand for the three months ended September 30, 2012 compared to $823 thousand for the three months ended September 30, 2011. The tax equivalent average yield on investment securities for the three months ended September 30, 2012, was 0.73% compared to 2.77% for the three months ended September 30, 2011. The reduction in the average balance of the investment securities portfolio reflects management’s targeted efforts to strategically restructure Bankshares’ balance sheet in anticipation of the merger during 2011 that led to shifts in Bankshares’ investment portfolio mix, the reduction in the portfolio and the reduction in the overall yield. During the second quarter and continuing into the third quarter of 2012, the Bank experienced greater than expected prepayments on a variety of investment securities which impacted the yield on the portfolio. When repayments occur at a faster rate than anticipated, premium amortization increases and adversely impact the portfolio yield.

Short-term investments in federal funds sold contributed $33 thousand to interest income in the three month period ended September 30, 2012, compared to $10 thousand for the same period in 2011. The average balance for the three months ended September 30, 2012 was $19.9 million, a $12.2 million increase from the prior year average balance of $7.7 million. The increase in federal funds sold is due to the increase in the Title and Escrow businesses accounts during the quarter.

The average balance of cash and due from banks was $61.1 million and $24.6 million for the three months ended September 30, 2012 and 2011, respectively.

Total average interest earning assets yielded 4.10% for the three months ended September 30, 2012 compared to the yield of 4.82% for the same period in 2011. Total interest income was $4.2 million for the three months ended September 30, 2012 compared to $5.4 million for the three months ended September 30, 2011. As discussed above, interest income decreased in the third quarter of 2012 compared to the third quarter of 2011 due to the smaller average loans and securities balances, which are a product of Bankshares’ strategies to reposition its balance sheet, and lower yields generated by Bankshares’ interest-earning assets in the low interest rate environment, coupled with the unexpected prepayments on the CMO instruments in the investment portfolio.

Total average interest-bearing liabilities were $333.1 million in the third quarter of 2012, or $24.3 million lower than the third quarter of 2011 level of $357.4 million. A key driver of the decline was the decrease in average time deposits. The average balance of time deposits for the third quarter of 2012 was $168.7 million compared to the third quarter of 2011 average balance of $197.0 million, a decrease of $28.3 million. Interest expense for all interest-bearing liabilities amounted to $1.1 million for the three months ended September 30, 2012 compared to $1.4 million for the three months ended September 30, 2011, or a decrease of $257 thousand. The average cost of interest-bearing liabilities for the third quarter of 2012 was 1.31% or 20 basis points lower than the third quarter of 2011 level of 1.51%. The lower interest rate environment allowed for competitive repricing of interest bearing demand accounts, money market accounts, savings accounts and title client based time deposits. The benefits of the repricing are seen in the lower time deposit cost of 1.48% during the third quarter of 2012 compared to 1.77% during the same period of 2011.

For the three months ended September 30, 2012, the brokered certificate of deposit portfolio carried an average coupon rate of 1.24% compared to an average coupon rate of 1.71% at September 30, 2011. When maturing wholesale deposits mature and are replaced, Bankshares is able to secure new brokered deposits at lower rates.

Non-interest bearing demand deposits averaged $113.8 million for the third quarter of 2012, $24.7 million more than the third quarter of 2011 level of $89.1 million. This increase is due to the cyclical fluctuation in the title and escrow customer business and the growth in the title agency-related deposits, coupled with a strategic shift of funding from repurchase agreements into deposits.

Average Balances, Interest Income and Expense and Average Yield and Rates(1)

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Income / Expense	Yield / Rate [1]	Average Balance	Income / Expense	Yield / Rate [1]
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans (2)	$294,498	$12,245	5.55%	$321,981	$13,674	5.68%
Trading securities	424	27	8.51%	1,066	57	7.15%
Investment securities	108,597	888	1.09%	125,859	3,365	3.57%
Federal funds sold	13,751	72	0.70%	8,641	32	0.50%

Total interest earning assets	417,270	13,232	4.24%	457,547	17,128	5.00%

Non-interest earning assets:
Cash and due from banks	43,409			21,343
Premises and equipment	1,276			1,599
Other real estate owned (OREO)	3,995			4,367
Other assets	9,576			16,548
Less: allowance for loan losses	(5,132)			(5,507)

Total non-interest earning assets	53,124			38,350

Total Assets	$470,394			$495,897

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$49,278	$86	0.23%	$41,646	$83	0.27%
Money market deposit accounts	16,690	95	0.76%	24,769	139	0.75%
Savings accounts	4,376	3	0.09%	4,238	5	0.16%
Time deposits	180,343	2,070	1.53%	197,999	2,845	1.92%

Total interest-bearing deposits	250,687	2,254	1.20%	268,652	3,072	1.53%
FHLB advances(3)	44,999	803	2.38%	41,192	776	2.52%
Other borrowings	44,584	476	1.43%	59,292	472	1.06%

Total interest-bearing liabilities	340,270	3,533	1.39%	369,136	4,320	1.56%

Non-interest bearing liabilities:
Demand deposits	98,038			89,369
Other liabilities	2,540			2,553

Total liabilities	440,848			461,058
Shareholders’ Equity	29,546			34,839

Total Liabilities and Shareholders’ Equity	$470,394			$495,897

Interest Spread (4)			2.85%			3.44%

Net Interest Margin (5)		$9,699	3.10%		$12,808	3.74%

(1)	The rates and yields are on a fully tax equivalent basis assuming a 34% federal tax rate.
(2)

The Bank had average non-accrual loans of $11.4 million and $11.0 million for the first nine months of 2012 and 2011, respectively. The 2012 and 2011 interest income on non-accrual loans excluded from the loans above was $355 thousand and $311 thousand, respectively.

(3)

The Bank had two FHLB advances during the periods presented: a $15.0 million floating rate advance accounted for on a cost basis and a $25.0 million par value fixed rate advance accounted for a fair value basis. The average fair value of the fixed rate FHLB advance for the first nine months of 2012 and 2011 was $ 29.3 million and $26.2 million, respectively. As of September 30, 2012, the fair value of the fixed rate FHLB advance was $30.0 million.

(4)	Interest spread is the average yield earned on earning assets, less the average rate incurred on interest-bearing liabilities.
(5)	Net interest margin is net interest income expressed as a percentage of average earning assets.

For the nine months ended September 30, 2012, average loan balances were $294.5 million compared to $322.0 million for the same period in 2011, a decrease of $27.5 million. Interest income from loans was $12.2 million in the first nine months of 2012 compared to $13.7 million in the same period of 2011, with the average yield decreasing to 5.55% from 5.68%. The lower average balance contributed $1.1 thousand and lower rates contributed $302 thousand to the $1.4 million decrease in interest income on loans.

For the nine months ended September 30, 2012, Bankshares held one security in its trading portfolio with an average balance of $424 thousand, compared to $1.1 million for the nine months ended September 30, 2011. The trading security interest income for the nine months ended September 30, 2012 was $27 thousand compared to $57 thousand for the nine months ended September 30, 2011. The reduction in average trading securities reflects management’s business strategy to eliminate the trading securities portfolio as Bankshares repositions the balance sheet and led to the reduction in associated interest income. At September 30, 2012, the carrying value of the security was $293 thousand.

Investment securities averaged $108.6 million for the nine months ended September 30, 2012 compared to $125.9 million for the same period in 2011. Investment securities income was $888 thousand for the nine months ended September 30, 2012 compared to $3.4 million for the nine months ended September 30, 2011. The average tax equivalent yields on investment securities for the nine months ended September 30, 2012 and 2011 were 1.09% and 3.57% respectively. The reduction in average investment securities reflects management’s targeted efforts to strategically restructure our balance sheet in anticipation of the merger during 2011 which led to shifts in the portfolio mix and reduction the investment portfolio’s balance. During the second quarter and continuing into the third quarter of 2012, the Bank experienced greater than expected prepayments on a variety of investment securities which impacted the yield on the portfolio. When repayments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield.

Short-term investments in federal funds sold contributed $72 thousand to interest income in the nine month period ended September 30, 2012 compared to $32 thousand in the nine month period ended September 30, 2011.

The average balance of cash and due from banks was $43.4 million and $21.3 million for the nine months ended September 30, 2012 and 2011 respectively.

Total average earning assets yielded 4.24% for the nine months ended September 30, 2012 or 76 basis points lower than the yield of 5.00% for the same period in 2011. Total interest income (on a fully tax equivalent basis) was $13.2 million for the nine months ended September 30, 2012 compared to $17.1 million for the nine months ended September 30, 2011.

Total average interest-bearing liabilities were $340.3 million in the first nine months of 2012 or $28.8 million less than the first nine months of 2011 level of $369.1 million. The average balance of time deposits was $17.7 million lower than the same period last year. For the nine months ended September 30, 2012, interest expense was $3.5 million compared to $4.3 million for the nine months ended September 30, 2011. The average cost of interest-bearing liabilities for the first nine months of 2012 was 1.39% or 17 basis points lower than the 2011 level of 1.56%. Many of the larger wholesale deposits have matured and new brokered deposits were issued at lower interest rates.

For the nine months ended, September 30, 2012, the brokered certificate of deposit portfolio carried an average coupon rate of 1.48% compared to an average coupon rate of 1.85% at September 30, 2011.

Non-interest bearing demand deposits averaged $98.0 million for the first nine months of 2012, or $8.6 thousand more than the first nine months of 2011 level of $89.4 million. These balances are subject to seasonal changes.

The following table describes the impact on Bankshares’ tax equivalent interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Volume and Rate Analysis Nine Months Ended September 30, 2012 compared to 2011
	Change Due To:
	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans	$(1,429)	$(1,127)	$(302)
Trading securities	(30)	(44)	14
Investment securities	(2,477)	(396)	(2,081)
Federal funds sold	40	24	16

Total (decrease) in interest income	(3,896)	(1,543)	(2,353)

Interest-Bearing Liabilities:
Interest-bearing deposits	(818)	(266)	(552)
Borrowed funds	31	58	(27)

Total (decrease) in interest expense	(787)	(208)	(579)

(Decrease) in net interest income	$(3,109)	$(1,335)	$(1,774)

For the nine months ended, September 30, 2012, due to improvement in the overall risk profile of the loan portfolio and a lower level of total loans, the Company released reserves into income of $223 thousand, and did not recognize a provision expense for the period.

Non-interest Income (Other Income). Non-interest income amounted to a loss of $153 thousand during the three months ended September 30, 2012, an increase of $498 thousand from a loss of $651 thousand of non-interest income for the same period of 2011.

Fair value adjustments on the FHLB advance and the trading security recorded for the three months ended September 30, 2012 resulted in a net loss of $401 thousand, compared to a net loss of $2.8 million for the same period in 2011, a decrease of $2.4 million. The net loss of $170 thousand for the three months ended September 30, 2012 is primarily driven by a negative fair value adjustment of $459 thousand on the FHLB advance, and gains of $171 thousand on the sale of investment securities

Non-interest Expense. Non-interest expense for the three months ended September 30, 2012, amounted to $3.5 million compared to $4.1 million for the same period in 2011, a decrease of $600 thousand. The key components of non-interest expenses are salary and employee benefits, merger related expenses, occupancy expenses and professional fees. Salary and employee benefits expenses for the quarter ended September 30, 2012 were $956 million, compared to the third quarter of 2011 level of $1.2 million, a decrease of $241 thousand. Professional fees for the quarter ended September 30, 2012 were $465 thousand, compared to the third quarter of 2011 level of $398 thousand, an increase of $67 thousand, which is due to the use of contract employees in the Human Resources, Information Technology and Accounting departments. Merger expenses were $248 thousand for the three months ended September 30, 2012, compared to $619 thousand for the same period in 2011. Occupancy expenses and equipment expenses collectively totaled $702 thousand for the quarter ended September 30, 2012 compared to the 2011 level of $741 thousand, a decrease of $39 thousand.

For the nine months ended September 30, 2012, non-interest expense was $10.8 million compared to $11.6 million for the 2011 period, a decrease of $800 thousand. Salaries and employee benefits expenses decreased by $716 thousand, occupancy and equipment expenses decreased by $94 thousand, merger related expenses increased by $47 thousand, and professional fees increased by $319 thousand. This increase in professional fees is due to the use of contract employees to fill open positions in the Human Resources, Information Technology, and Accounting departments. OREO expenses for the nine months ended excluding valuation allowance was $109 thousand and $77 thousand for the nine months ended September 30, 2012 and 2011 respectively. FDIC assessments decreased by $227 thousand, and there was a decrease of $382 thousand in other operating expenses. There were also merger related expenses of $666 thousand.

Income Taxes. Bankshares recorded an income tax benefit of $156 thousand and $227 thousand related to the FHLB fair value adjustment for the three and nine months ended September 30, 2012 and 2011 respectively. This income tax benefit was an increase of $297 thousand over the nine months ended, September 30, 2011 and a decrease of $333 thousand for three months ended September 30, 2011.

At December 31, 2011, Bankshares performed an analysis to determine if a valuation allowance for deferred tax assets was necessary. Its analysis reviewed various forms of positive and negative evidence in determining whether a valuation allowance is necessary and if so to what degree a valuation allowance is warranted. The three year cumulative loss position of Bankshares is considered negative evidence when determining if a valuation allowance is necessary. Bankshares considered positive evidence such as previous earnings patterns, multiyear business projections and the potential realization of net operating loss (NOL) carry forwards within the prescribed time periods. In addition, Bankshares considered tax planning strategies that would impact the timing and extent of taxable income. Based on the analysis and the guidance in the relevant accounting literature, it was considered more likely than not, that Bankshares will not be able to realize all of its deferred tax assets. As of September 30, 2012, the net deferred tax asset was $1.6 million, compared to $1.5 million as of December 31, 2011. The change in the net asset is due to fair value changes relating to the FHLB advance.

Analysis of Financial Condition

Trading Security. At September 30, 2012 and December 31, 2011, the trading portfolio consisted of one PCMO security with a fair value of $293 thousand and $596 thousand respectively. The current effective portfolio yield is 5.43%.

The following table reflects Bankshares’ trading assets and effective yield on the instruments as of the dates indicated:

ALLIANCE BANKSHARES CORPORATION

Consolidated Statistical Information

Trading Asset Summary

	Trading Security
	September 30, 2012		December 31, 2011
	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)

PCMO (1)	$293	5.43%	$596	5.44%

Totals	$293	5.43%	$596	5.44%

(1)

As of September 30, 2012, trading security portfolio consisted of one PCMO instrument. This PCMO was rated AAA by at least one ratings agency on the purchase date. Currently the security has a rating below investment grade.

The instrument is paying as agreed.

Investment Securities - Available-for-Sale.

Bankshares actively manages its portfolio duration and composition with changing market conditions and changes in balance sheet risk management needs. Additionally, the securities are pledged as collateral for certain borrowing transactions and repurchase agreements. The total amount of the investment securities accounted for under available-for-sale accounting was $79.4 million September 30, 2012 compared to $123.5 million at December 31, 2011. Targeted efforts to strategically restructure the balance sheet in 2011 led to shifts in the investment portfolio mix and reduced the investment securities portfolio balance at September 30, 2012.

On September 30, 2012, the investment portfolio contained callable and non-callable U.S. government corporations and agencies securities, U.S. government collateralized mortgage obligations (CMOs), U.S. government mortgage backed securities (MBS), PCMOs, and municipal securities.

On September 30, 2012, U.S. corporations and agencies were $18.6 million or 23.4% of the portfolio, PCMOs, CMOs and MBS were $51.9 million, or 65.4% of the portfolio, and municipal securities were $8.9 million, or 11.2% of the portfolio.

The yield on the investment securities portfolio as of September 30, 2012 was 2.53%. During the third quarter of 2012, the Bank earned $182 thousand on the investment securities portfolio or an effective tax equivalent yield of 0.73%. The investment securities portfolio contains mortgage oriented products (CMO, PCMO, and MBS) and SBA securities. Bankshares is experiencing lower yields on the portfolio in 2012 on a number of instruments. When prepayments on these instruments occur at a faster rate than anticipated, premium amortization increases which adversely impacts the portfolio yield. During the second quarter and continuing into the third quarter of 2012, the Bank experienced greater than expected prepayments on a variety of investment securities. The U. S. treasuries matured during the first nine months of 2012 and were re-invested in higher yielding securities.

	Investment Securities- Available-for-Sale
	September 30, 2012			December 31, 2011
	Fair Value	Yield	% of Total	Fair Value	Yield	% of Total
	(Dollars in thousands)

U.S. treasuries	$—	—	—	$71,115	0.01%	57.6%
U.S. government corporations and agencies	18,569	2.37%	23.4%	9,751	2.63%	7.9%
U.S. government agency CMOs	41,229	2.26%	51.9%	31,038	2.16%	25.1%
U.S. government agency MBS	9,768	2.14%	12.3%	7,698	2.01%	6.2%
PCMOs	932	2.87%	1.2%	950	2.82%	0.8%
Municipal securities	8,913	4.47%	11.2%	2,911	5.06%	2.4%

Total Investment Securities Available-for-Sale	$79,411	2.53%	100.0%	$123,463	1.02%	100.0%

The following table summarizes the contractual maturity of the investment securities on an amortized cost basis and their weighted average yield as of September 30, 2012:

	Contractual Maturities of Investment Securities September 30, 2012
	(Dollars in thousands)
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total (4,5)
Available-For-Sale Securities
U.S. government corporations and agencies	—	0.00%	—	0.00%	—	0.00%	18,262	2.36%	18,262
U.S. government agency CMOs (1)	—	0.00%	—	0.00%	2,744	1.95%	38,507	2.26%	41,251
U.S. government agency MBS (1)	—	0.00%	—	0.00%	—	0.00%	9,535	2.15%	9,535
PCMOs(1)	—	0.00%	—	0.00%	—	0.00%	902	2.87%	902
Municipal securities (2)	—	0.00%	—	0.00%	3,771	3.30%	4,961	4.79%	8,732

	$—	0.00%	$—	0.00%	$6,515	2.73%	$72,167	2.45%	$78,682

Total Available-For-Sale Securities (3)

(1)	Contractual maturities of CMOs, PCMOs and MBS are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.
(2)	Municipal securities yield is on a fully tax equivalent basis assuming a 34% federal tax rate.
(3)	Bankshares did not have any held-to-maturity securities as of September 30, 2012.
(4)	Total above is amortized cost and does not include unrealized gains of $729 thousand.
(5)	The fair value of the contractual maturities listed in the total above amounts to $79.4 million.

Restricted Securities.

Bankshares’ securities portfolio contains restricted securities that are required to be held as part of the Company’s banking operations. These include stock of the Federal Reserve Bank, the FHLB and Community Bankers Bank (CBB). The following table summarizes the balances of restricted stock at the dates indicated:

	Restricted Stock
	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Federal Reserve Bank Stock	$1,201	$1,201
FHLB stock	2,565	3,365
CBB stock	206	206

Total Restricted Stock	$3,972	$4,772

Loan Portfolio.

In its lending activities, Bankshares seeks to develop substantial relationships with clients whose business and individual banking needs will grow with the Bank. Bankshares has made significant efforts to be responsive to the lending needs in the markets served, while maintaining sound asset quality and credit practices. Bankshares grants credit to commercial business, commercial real estate, real estate construction, residential real estate and consumer borrowers in the normal course of business. The loan portfolio net of discounts and fees was $288.0 million as of September 30, 2012, or $18.9 million lower than the December 31, 2011 level of $306.9 million.

The following table summarizes the composition of the loan portfolio by dollar amount and each segment as a percentage of the total loan portfolio as of the dates indicated:

	Loan Portfolio
	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential real estate	$92,443	32.1%	$101,248	33.0%
Commercial real estate	125,602	43.6%	137,610	44.8%
Construction/land	41,478	14.4%	39,176	12.8%
Commercial and industrial	27,076	9.5%	26,820	8.7%
Consumer - non real estate	1,382	0.5%	2,022	0.7%

Total Loans	$287,981	100%	$306,876	100%

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

As noted in the table above, loans secured by various types of real estate constitute a significant portion of total loans. Commercial real estate loans represent the largest dollar exposure. Substantially all of these loans are secured by properties in the Metropolitan Washington, D.C. area with the heaviest concentration in Northern Virginia and Fairfax County in particular. Risk is managed through diversification by sub-market, property type, and loan size. Risk is further managed by seeking investment property loans with multiple tenants and by emphasizing owner-occupied loans. The average loan size in this portfolio is $582 thousand as of September 30, 2012.

The table also shows a modest increase in the construction/land portion of the portfolio, which represented 14.4% of the portfolio at September 30, 2012 and 12.8% of the portfolio at December 31, 2011. The current levels of construction/land loans are a product of management’s efforts to moderate this type of lending in recent years. New originations in this segment are being underwritten in the context of current market conditions and are particularly focused in sub-markets which appear to be the strongest in the region. Legacy loans, particularly in the land portion of this portfolio, have been largely converted to amortizing loans with regular principal and interest payments. Bankshares expects to see further reductions in its land exposure offset by potential increases in certain residential construction activities as market conditions improve.

Loans secured by residential real estate have declined 8.7% since December 31, 2011, with reductions across most relevant loan classes to include both owner-occupied and investment residential categories. All loans in these categories represent loans underwritten by Bankshares, (Bankshares does not purchase loans in this portfolio) to customers with whom it has had direct contact in the local communities it serves. Bankshares believes that its underwriting criteria reflect current market conditions. The portfolio of first mortgage loans had an average size per housing unit of $331 thousand as of September 30, 2012. Bankshares’ subordinate trust loans averaged $99 thousand per property as of September 30, 2012. While Bankshares recognizes that the Metropolitan Washington, D.C. residential real estate market continues to be a nascent recovery, Bankshares believes that its current underwriting standards, its emphasis on serving the sub-markets it knows, the granularity of its portfolio, and the continued reduction of its subordinate trust portfolio represent the appropriate risk management strategies for this portfolio.

The following table presents the maturities or repricing periods of selected loans outstanding at September 30, 2012:

	As of September 30, 2012
	One Year or Less	After One Year Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$18,483	$7,795	$799	$27,076
Construction/land	23,138	14,562	3,778	41,478

Total	$41,620	$22,357	$4,577	$68,554

Loans with:
Fixed rates	$62,448	$77,093	$70,515	$210,056
Variable rates	31,814	41,665	4,446	77,925

Total	$94,262	$118,758	$74,961	$287,981

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

The table below represents Bankshares’ loan portfolio by risk rating, classification, and loan portfolio segment as of September 30, 2012.

	(Dollars in thousands)
INTERNAL RISK RATING GRADES	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total Loans
Risk Rating Number[1]	1 to 5	6	7	8	9	10
Commercial and industrial	$24,083	$787	$205	$2,001	$—	$—	$27,076
Commercial real estate
Owner occupied	54,391	871	1,982	3,801	—	—	61,045
Non-owner occupied	56,289	4,736	1,731	1,801	—	—	64,557
Construction/land
Residential construction	16,037	792	—	—	559	—	17,388
Other construction & land	14,823	524	165	8,242	336	—	24,090
Residential real estate
Equity lines	27,031	321	99	150	—	—	27,601
Single family	51,801	2,729	2,684	2,235	—	—	59,449
Multifamily	5,393	—	—	—	—	—	5,393
Consumer - non real estate	1,181	8	181	12	—	—	1,382

Totals	$251,029	$10,768	$7,047	$18,242	$895	$—	$287,981

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

When payments are 90 days or more in arrears or when Bankshares determines that it is no longer prudent to recognize current interest income on a loan, Bankshares classifies the loan as non-accrual. The decrease in non-accrual loans from $13.3 million at December 2011 to $10.9 million at September 30, 2012 is attributed to the following factors: Six non-accrual/impaired loans totaling $838 thousand secured by residential real estate were charged off during the period, one loan for $963 thousand was secured by a residential property in Fairfax County, Virginia which was foreclosed into Bankshares’ OREO; and a commercial loan totaling $899 thousand secured by land in Fairfax County, Virginia was paid in full. Four other non-accrual loans continue to receive ongoing payments which are applied to reduce Bankshares’ carrying value for these loans.

The following table sets forth the aging and non-accrual loans by class, as of September 30, 2012:

	Aging and Non-accrual Loans By Class As of September 30, 2012
	(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current [1]	90-days Past Due and Still Accruing	Nonaccrual Loans

Commercial and industrial	$1,518	$28	$269	$1,815	$25,261	$792	$1,547
Commercial real estate
Owner occupied	355	99	2,475	2,929	58,116	—	2,475
Non-owner occupied	—	1,801	—	1,801	62,756	—	—
Construction/land
Residential construction	—	—	1,351	1,351	16,037	—	559
Other construction & land	165	983	4,866	6,014	18,076	—	5,849
Residential real estate
Equity lines	285	292	150	727	26,874	—	150
Single family	623	1,315	261	2,199	57,250	—	261
Multifamily	—	—	—	—	5,393	—	—
Consumer -non real estate	—	—	12	12	1,370	—	12

Total loans	$2,946	$4,518	$9,384	$16,848	$271,133	$792	$10,853

[1]	For the purposes of this table only, loans 1-29 days past due are included in the balance of current loans.

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

The allowance for loan losses was $4.9 million at September 30, 2012, or 1.69 % of loans outstanding, compared to $5.4 million or 1.76% of loans outstanding, at December 31, 2011. Bankshares has allocated $1.7 million at September 30, 2012 compared to $2.3 million at December 31, 2011 for specific non-performing loans. For the first nine months of 2012, Bankshares had net charge-offs of $755 thousand compared to net charge-offs of $1.3 million in the same period of 2011.

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

Over the past several quarters, we have experienced a reduction in our loan portfolio and in the losses we have previously experienced. Net loans outstanding decreased $5.5 million from June 30, 2012 to September 30, 2012, due to the payoffs from several large commercial borrowers, coupled with a reduction in activities from our residential real estate investors. Due to these events coupled with the improvement in our risk profile of the loan portfolio reflected in the ASC450-10-05 portion of the Allowance for Loan Losses model, and lower level of loans, Alliance released $222 thousand of previous recorded reserves into income and did not recognized a provision expense during the quarter ended September 30, 2012.

The following table represents an analysis of the allowance for loan losses for the periods presented:

	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011	Nine Months Ended September 30, 2011
	(Dollars in thousands)
Balance, beginning of period	$5,393	$5,281	$5,281

Provision for loan losses	228	1,549	1,205

Chargeoffs:
Commercial and industrial	—	(10)	(10)
Construction/land	—	(404)	(404)
Residential real estate	(894)	(1,044)	(898)
Commercial real estate	—	(173)	(173)
Consumer - non real estate	—	(71)	(71)

Total chargeoffs	(894)	(1,702)	(1,556)
Recoveries:
Commercial and industrial	—	116	116
Construction/land	—	—	—
Residential real estate	139	134	118
Commercial real estate	—	9	9
Consumer - non real estate	—	6	5

Total recoveries	139	265	248

Net (chargeoffs)	(755)	(1,437)	(1,308)

Balance, end of period	$4,866	$5,393	$5,178

Allowance for loan losses to total loans	1.69%	1.76%	1.62%
Allowance for loan losses to nonaccrual loans	.45X	0.41X	0.49X
Allowance for loan losses to non-performing assets	30.63%	29.58%	0.34X
Non-performing assets to total assets	3.04%	3.55%	2.85X
Net chargeoffs to average loans	0.26%	0.45%	0.54%

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

	Allowance for Loan Losses
	As of September 30, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Construction Land	Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning Balance	$210	$1,508	$1,808	$1,826	$41	$5,393
Charge-offs	—	—	—	(894)	—	$(894)
Recoveries	—	—	—	139	—	$139
Provision	(56)	(53)	68	282	(13)	$228

Ending Balance:	$154	$1,455	$1,876	$1,353	$28	$4,866

Individually evaluated for impairment	$109	$—	$1,520	$78	4	$1,711

Collectively evaluated for impairment	$45	$1,455	$356	$1,275	$24	$3,155

Loans:
Ending Balance:	$27,076	$125,602	$41,478	$92,443	$1,382	$287,981

Individually evaluated for impairment	$1,546	$2,475	$6,409	$971	12	$11,413

Collectively evaluated for impairment	$25,530	$123,127	$35,069	$91,472	$1,370	$276,568

Non-performing Assets

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

On September 30, 2012, there was $10.9 million in loans on non-accrual status compared to $13.3 million at December 31, 2011. The $10.9 million non-accrual loan balance consists mostly of loans secured by residential and commercial real estate in the Northern Virginia area. The specific allowance for impaired loans as of September 30, 2012 is $1.7 million.

Non-accruals for the nine months ended September 30, 2012 were $10.9 million, compared to $10.7 for the same period in 2011. Non-accrual loans continue to represent transactions originated in 2006 and prior.

Total Non-performing Assets. As of September 30, 2012, Bankshares had $15.9 million of non-performing assets on the balance sheet compared to $18.0 million as of December 31, 2011, a decrease of $2.1 million. This decrease is primarily comprised of the charge off of six loans, secured by residential real estate, totaling $838 thousand; the foreclosure and purchase into OREO of a residential property valued at $963 thousand; the full repayment of a commercial loan secured by land with a prior balance of $899 thousand; the movement back to accrual status of two loans secured by land totaling $325 thousand. Since December 31, 2011, six loans totaling $1.1 million have been added to the non-accrual and impaired loan list. Of these six loans, 95% are secured by residential real estate. The ratio of non-performing assets to total assets decreased to 3.04% as of September 30, 2012 from 3.55% as of December 31, 2011, a 51 basis points decrease.

The following table provides information regarding credit quality at the dates presented:

	September 30, 2012	December 31, 2011
Credit Quality Information	(Dollars in thousands)
Non-performing assets:
Non-accrual loans	10,853	13,264
OREO	3,575	3,748
Other impaired loans	560	—
Troubled debt restructurings	897	956

Total non-performing assets	$15,885	$17,968

Specific reserves associated with impaired loans	$1,711	$2,271

Non-performing assets to total assets	3.04%	3.55%

Specific Reserves. As of September 30, 2012, Bankshares had $1.7 million in specific reserves for non-performing loans, compared to $2.3 million at December 31, 2011.

Other Real Estate Owned (OREO). As of September 30, 2012, Bankshares had $3.6 million classified as OREO on the balance sheet, compared to $3.7 million as of December 31, 2011. The OREO balance includes $951 thousand which relates to residential acreage in the Stephens City, Virginia, $790 thousand which relates to acreage in Woodstock, Virginia, and $720 thousand which relates to a farm property in Charles Town, West Virginia, and $851 thousand which relates to residential property in Northern Virginia. The remainder is made up of five additional properties totaling $263 thousand at September 30, 2012.

The table below reflects the OREO activity in the periods presented:

	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)
Balance, beginning of period	$3,748	$4,627

Properties acquired at foreclosure	963	434
Sales of foreclosed properties	(905)	(959)
Valuation adjustments	(231)	(354)

Balance, end of period	$3,575	$3,748

Deposits. Bankshares seeks deposits within its market area by offering high-quality customer service, using technology to deliver deposit services effectively and paying competitive interest rates. A significant portion of its client base and deposits are directly related to home sales and refinancing activity, including those from title and escrow agency customers.

At September 30, 2012, the deposit portfolio was $414.2 million, an increase of $33.8 million compared to the December 31, 2011 level of $380.4 million. The average cost of interest-bearing deposits was 1.20% for the nine months ended September 30, 2012, or 33 basis points less than the nine months ended September 30, 2011 average cost of 1.53%. As key interest rates declined over the past year, Bankshares repriced deposits at lower levels.

At September 30, 2012, Bankshares’ savings and NOW deposits were $84.1 million compared to $51.5 million at December 31, 2011, a $32.6 million increase. Average non-interest bearing demand deposits were $98.0 million for the nine months ended September 30, 2012 compared to average non-interest bearing demand deposits of $89.4 million for the nine months ended September 30, 2011, an increase of $8.6 million. The disparity between the September 30, 2012 balance of non-interest bearing deposits of $145.3 million and the average balance for the first nine months of 2012 of non-interest bearing deposits of $98.0 million is directly related to seasonal and cyclical changes in the business activities of Bankshares’ title and escrow agency client base. Frequently, Bankshares’ title and escrow agency clients experience strong deposit growth around the end of a month or quarter.

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

As of September 30, 2012, Bankshares had $100.5 million of wholesale brokered certificates of deposit which is $21.9 million lower than the December 31, 2011 level of $122.4 million. This decrease is due to management’s decision not to renew a certificate of deposit that matured during the first nine months of 2012.

The following table shows the maturity distribution and coupon rate of wholesale brokered certificate of deposits at September 30, 2012:

Maturity Distribution of Brokered Deposits by Year
Maturity Year	Amount	Average Coupon Rate
	(Dollars in thousands)

2013	68,044	1.03%
2014	22,423	1.58%
2015	10,000	1.91%

	$100,467	1.24%

Purchased Funds and Other Borrowings. Purchased funds and other borrowings include repurchase agreements (repos), which Bankshares offers to commercial customers and affluent individuals, federal funds purchased and treasury, tax and loan balances. The bulk of purchased funds are made up of the following four categories: customer repos, outstanding federal funds purchased, the Trust Preferred Capital Notes and FHLB advances. Customer repos amounted to $22.6 million at September 30, 2012, compared to $40.4 million at December 31, 2011, a decrease of 17.8 million. The decrease in the Customer repurchase portfolio resulted from management’s decision to reduce the balance in repositioning the balance sheet and the investment portfolio. The Trust Preferred Capital Notes were $10.3 million for all periods presented.

	Purchased Funds Distribution
	Nine Months September 30, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)
At Period End
FHLB long-term advances, at fair value	$30,018	$29,350
FHLB advances	15,000	15,000
Customer repos	22,558	40,420
Purchased funds and other borrowings	—	—
Trust Preferred Capital Notes	10,310	10,310

Total at period end	$77,886	$95,080

Average Balances
FHLB long-term advances, at fair value	$29,269	$26,922
FHLB long-term advances	15,730	15,000
Customer repos	33,099	36,666
Purchased funds and other borrowings	1,175	11,773
Trust Preferred Capital Notes	10,310	10,310

Total average balance	$89,583	$100,671

Average rate paid on all borrowed funds, end of period	1.95%	2.00%

Average rate paid on all borrowed funds, during the period	1.91%	1.65%

Maximum outstanding during period	$99,328	$108,431

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

At September 30, 2012 and December 31, 2011, the FHLB long-term advance accounted for on a fair value basis had a value of $30.0 million and $29.4 million respectively, and matures in 2021. The weighted average interest rate on the long-term FHLB advance accounted for on a fair value basis was 3.99% for all periods presented. The par value of the FHLB advance was $25.0 million at September 30, 2012 and December 31 2011.

At September 30, 2012, there was one FHLB advance accounted for on a cost basis. Bankshares entered into this floating rate advance in the first quarter of 2012 for $15.0 million. The advance matures in 2013 and the interest rate at September 30, 2012 was 0.32%. The weighted average interest rate for both FHLB advances at September 30, 2012 is 2.61%.

Fair Value of Liability Classified as Level 3. Beginning in the third quarter of 2008 and continuing through the present time, portions of the investment and debt markets have experienced a period of significant distress and dysfunction, and market values for certain financial instruments may not be readily available. Although certain portions of the investment and debt markets have improved, the fair value of an instrument is not the same as a liquidation value. In evaluating the fair value of funding instruments, Bankshares determined that the typical valuation techniques did not take into account the distressed investment and debt markets. As such, Bankshares considered other factors such as typical spreads for the instruments, conversion swaptions, swap curves, discounted cash flow models, previously observable non-distressed valuations and bond issuance rates and spreads for investment and non-investment grade instruments. As of September 30, 2012 and December 31, 2011, the fair value of the long-term FHLB advance accounted for on a fair value basis was $30.0 million and $29.4 million respectively.

The following table reflects the fair value of liabilities accounted for under ASC 820-10 as of the dates indicated:

	September 30, 2012			December 31, 2011
	Par Value	Fair Value	Yield	Par Value	Fair Value	Yield
	(Dollars in thousands)
FHLB long-term advance	$25,000	$30,018	3.99%	$25,000	$29,350	3.99%

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

As of September 30, 2012, Bankshares had $115.5 million in cash and due from banks to support the business activities and deposit flows of its clients. The Bank maintains credit lines at the FHLB and other correspondent banks. At September 30, 2012, the Bank had a total credit line of $101.4 million with the FHLB with an unused portion of $61.4 million. Borrowings with the FHLB have certain collateral requirements and are subject to disbursement approval by the FHLB. At September 30, 2012, the Bank had $30.0 million in secured borrowing capacity and $4.0 million in unsecured borrowing capacity (both reverse repurchase agreements and federal funds purchased) from other correspondent banks. As of September 30, 2012, the Bank did not have any outstanding borrowings from its other correspondent banks. All borrowings from correspondent banks are subject to disbursement approval. The Bank is also eligible to borrow from the Federal Reserve Discount Window subject to the collateral requirements and other terms and conditions that may exist. In addition to the borrowing capacity described above, Bankshares and the Bank may sell investment securities, loans and other assets to generate additional liquidity. Bankshares anticipates maintaining sufficient liquidity to protect depositors, provide for business growth and comply with regulatory requirements.

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

Total shareholders’ equity was $27.1 million as of September 30, 2012 compared to the December 31, 2011 level of $28.1 million. The change in equity is primarily attributable to Bankshares’ net loss for the first nine months of 2012 of $1.5 million and unrealized gains on securities of $442 thousand. Book value per common share was $5.30 as of September 30, 2012, compared to $5.50 as of December 31, 2011. The net unrealized gain on available-for-sale securities amounted to $478 thousand, net of tax, as of September 30, 2012, compared to a net unrealized gain on available-for-sale securities of $36 thousand, net of tax, as of December 31, 2011.

The following table reflects the components of shareholders equity on a book value per share basis.

	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011	Nine Months Ended September 30, 2011
	(Dollars in thousands)
Book value per share, beginning of the period	$5.50	$6.60	$6.60

Net income (loss) per common share	(0.30)	(1.17)	0.05
Effects of other changes in other comprehensive income [1]	0.10	0.07	0.10

Book value per share, end of the period	$5.30	$5.50	$6.75

[1]	Other comprehensive income represents the unrealized gains or losses associated with available-for-sale securities and related reclassification adjustments.

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

On September 30, 2003, Bankshares’ wholly-owned Delaware statutory business trust (the Trust), privately issued $10.0 million face amount of the trust’s floating rate trust preferred capital securities (Trust Preferred Capital Notes) in a pooled trust preferred capital securities offering. The Trust issued $310 thousand in common equity to Bankshares. Simultaneously, the Trust used the proceeds of the sale to purchase $10.3 million principal amount of Bankshares’ floating rate junior subordinated debentures due 2033 (Subordinated Debentures). Both the Trust Preferred Capital Notes and the Subordinated Debentures are callable at any time. The Subordinated Debentures are an unsecured obligation of Bankshares and are junior in right of payment to all present and future senior indebtedness of Bankshares. The Trust Preferred Capital Notes are guaranteed by Bankshares on a subordinated basis. The Trust Preferred Capital Notes are presented in the Consolidated Balance Sheets of Bankshares under the caption “Trust Preferred Capital Notes.” Bankshares records distributions payable on the Trust Preferred Capital Notes as an interest expense in its Consolidated Statements of Operations. The interest rate associated with the Trust Preferred Capital Notes is three month LIBOR plus 3.15% subject to quarterly interest rate adjustments. Under the indenture governing the Trust Preferred Capital Notes, Bankshares has the right to defer payments of interest for up to twenty consecutive quarterly periods. Beginning with the quarter ended September 30, 2009 and through September 30, 2012, Bankshares elected to defer the interest payments as permitted under the indenture. The interest deferred under the indenture compounds quarterly at the interest rate then in effect. As of September 30, 2012, the total amount of deferred and compounded interest owed under the indenture is $1.3 million. The base interest rate as of September 30, 2012 was 3.54% and as of December 31, 2011 was 3.70%.

All or a portion of Trust Preferred Capital Notes may be included in the regulatory computation of capital adequacy as Tier 1 capital. Under the current guidelines, Tier 1 capital may include up to 25% of shareholders’ equity excluding accumulated other comprehensive income (loss) in the form of Trust Preferred Capital Notes. At September 30, 2012 and

December 31, 2011, $8.9 and $9.4 was considered Tier 1 capital. Management does not expect the restrictions on Tier 1 capital treatment of trust preferred securities that were enacted by the Dodd-Frank Act to impact the Tier 1 capital status of the Trust Preferred Capital Notes, as the Dodd-Frank Act’s restrictions generally do not apply to trust preferred securities issued prior to enactment by institutions with fewer than $15 billion in assets.

Bankshares is considered “well capitalized” as of September 30, 2012 and December 31, 2011, based on regulatory risk based capital guidelines. The following table shows Bankshares’ capital categories, capital ratios and the minimum capital ratios currently required by bank regulators:

	Risk Based Capital Analysis
	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Tier 1 Capital:
Common stock	$20,440	$20,440
Capital surplus	25,942	25,915
Retained (deficit)	(19,791)	(18,269)
Less: disallowed assets	—	—
Add: Qualifying Trust Preferred Securities	8,864	9,353

Total Tier 1 capital	35,455	37,439

Tier 2 Capital:
Qualifying allowance for loan losses	3,541	3,828
Qualifying Trust Preferred Securities	1,136	647

Total Tier 2 capital	4,677	4,475

Total Risk Based Capital	$40,131	$41,914

Risk weighted assets	$292,381	$304,676

Quarterly average assets	$476,908	$506,050

	September 30. 2012	December 31, 2011	Regulatory Minimum
Capital Ratios:
Tier 1 risk based capital ratio	12.1%	12.3%	4.0%
Total risk based capital ratio	13.7%	13.8%	8.0%
Leverage ratio	7.4%	7.4%	4.0%

The regulatory risk based capital guidelines establish minimum capital levels for the Bank to be deemed “well capitalized.” The guidelines for “well capitalized” call for a leverage ratio of 5.0%, tier 1 risk based capital ratio of 6.0% and total risk based capital ratio of 10.0%. As of September 30, 2012, the Company had capital ratios of 7.4%, 12.1% and 13.7%, respectively, all in excess of the regulatory minimums to be “well capitalized.” The Bank and Bankshares continuously monitor the capital levels and the risk profile of the entities to determine if capital levels are sufficient for the risk profiles of the organization. The MOU also requires Bankshares to maintain a written plan for compliance with the capital adequacy rules applicable to all state member banks under Federal Reserve Board Regulation H (12 CFR Part 208). These rules require all state member banks, including the Bank, to maintain adequate capital consistent with their risk profiles, which takes into account the volume of adversely classified loans, the adequacy of the loan loss reserve, any planned asset growth and the nature and level of asset concentrations, among other things. Given this, it is the policy of federal banking regulators not to specify or confirm that a given capital level will be “adequate” at a future point in time. As a result, federal banking regulators have not, and Bankshares cannot, identify a specific dollar amount of capital required under the MOU. However, Bankshares estimates that it would need $7.5 million to $10 million in new capital to be compliant with applicable capital adequacy rules.

The ratio of net income to average assets and average equity and certain other ratios are as follows for the periods indicated:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011
	(Dollars in thousands)

Average total assets	$476,907	$470,394	$497,953

Average shareholders’ equity	$27,243	$29,546	$34,778

Net (loss)	$(170)	$(1,522)	$(5,958)

Return on average assets (annualized)	–0.14%	–0.43%	–1.20%

Return on average shareholders’ equity (annualized)	–2.48%	–6.88%	–17.13%

Average shareholders’ equity to average total assets	5.71%	6.28%	6.98%

Concentrations. Substantially all of Bankshares’ loans, commitments and standby letters of credit have been granted to customers located in the greater Washington, D.C. Metropolitan region, primarily in the Northern Virginia area. Bankshares’ overall business includes a significant focus on real estate activities, including real estate lending, title companies and real estate settlement businesses. As of September 30, 2012, commercial real estate loans were 43.6% and residential real estate loans were 32.1% of the total gross loan portfolio. In addition, a substantial portion of our non-interest bearing deposits is generated by our title and escrow company clients. As of September 30, 2012, the non-interest bearing deposits were 35.1% of total deposits. The impact of the title and escrow company concentration can create more volatility in our funding mix, especially during periods of declines in the real estate market, which can have an impact on organizational profitability.

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

As of September 30, 2012, there are no material changes to the off-balance sheet arrangements disclosed in Bankshares’ Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption was permitted. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The adoption of the new guidance will not have a material impact on Bankshares’ consolidated financial statements

In January 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2011-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2011-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures became effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on Bankshares’ consolidated financial statements.

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

The ALM model results for September 30, 2012 are shown in the table below. Assuming an immediate upward shift in market interest rates of 100 basis points, the results indicate Bankshares would expect net interest income to increase over the next twelve months by 3.00%. Assuming a shift downward of 100 basis points, Bankshares would expect net interest income to decrease over the next twelve months by 4.4%.

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

The table below shows as of September 30, 2012, ALM model results under various interest rate shocks:

	September 30, 2012
Interest Rate Shocks	NII	EVE

–200 bp	–9.3%	–4.1%
–100 bp	–4.4%	–1.3%
+100 bp	3.0%	0.7%
+200 bp	6.3%	–0.1%

All results above are within Bankshares’ current interest rate risk policy guidelines.

Interest Rate Gap. In addition to the NII and EVE models, management reviews Bankshares’ “static” gap position. The cumulative gap position within one year was $12.0 million, or 2.3% of total assets, at September 30, 2012. While this measurement technique is common in the financial services industry, it has limitations and is not Bankshares’ sole tool for measuring interest rate sensitivity. Bankshares does not believe this model accurately reflects its true short-term and long-term interest rate exposure. As an example, $78.3 million of the investment and trading securities at September 30, 2012 are classified as greater than five years due to the contractual maturity of the instruments. Investment and trading securities are easily marketed and can be liquidated in a short period of time. As a result, it is reasonable to consider a portion of, or perhaps all of, the $78.3 million of investment and trading securities as the “within three month” category, which further suggests a more balanced short-term interest rate position for Bankshares.

The following table reflects our September 30, 2012 “static” interest rate gap position:

	September 30, 2012
	Maturing or Repricing
	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest earning assets:
Investment securities	$1,121	$—	$—	$78,290	$79,411
Trading securities	—	—	293	—	293
Loans*	44,897	44,961	112,720	74,550	277,128
Interest-bearing deposits	113,817	—	—	—	113,817
Federal funds sold	26,594	—	—	—	26,594

Total interest earning assets	186,429	44,961	113,013	152,840	497,243

Interest-bearing liabilities:
Interest-bearing demand deposits	79,893	—	—	—	79,893
Money market deposit accounts	18,123	—	—	—	18,123
Savings accounts	4,165	—	—	—	4,165
Time deposits	11,748	82,230	72,755	—	166,733

Total interest-bearing deposits	113,929	82,230	72,755	—	268,914

FHLB long term advances, at fair value	—	—	—	30,018	30,018
FHLB long term advances	15,000	—	—	—	15,000
Customer repurchase agreements	22,558	—	—	—	22,558
Trust Preferred Capital Notes	10,310	—	—	—	10,310

Total interest-bearing liabilities	161,797	82,230	72,755	30,018	346,800

Period Gap	$24,632	$(37,269)	$40,258	$122,822	$150,443

Cumulative Gap	$24,632	$(12,637)	$27,621	$151,443	$150,443

Cumulative Gap / Total Assets	4.7%	–2.4%	5.3%	28.8%	28.8%

*	Excludes nonaccrual assets of $ 10.9 million.

Interest Rate Risk Management Summary. As part of its interest rate risk management, Bankshares typically uses the trading and investment portfolio and its wholesale funding instruments to balance its interest rate exposure. There is no guarantee that the risk management techniques and balance sheet management strategies Bankshares employs will be effective in periods of rapid rate movements or extremely volatile periods. Bankshares believes its strategies are prudent and within its policy guidelines in the base case of its modeling efforts as of September 30, 2012.

Item 4.	Controls and Procedures

Bankshares has disclosure controls and procedures to ensure that the information required to be disclosed in the reports that Bankshares files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including Bankshares’ Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Bankshares’ management evaluated, with the participation of Bankshares’ Chief Executive Officer and Chief Financial Officer, the effectiveness of Bankshares’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, Bankshares’ Chief Executive Officer and Chief Financial Officer concluded that Bankshares’ disclosure controls and procedures are effective as of September 30, 2012.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Bankshares’ disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Bankshares to disclose material information required to be set forth in Bankshares’ periodic reports.

No changes in Bankshares’ internal control over financial reporting occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Bankshares’ internal controls over financial reporting.

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

On November 9, 2012, certain unaudited selected financial information for the quarter ended September 30, 2012 (Financial Information) about Bankshares, on a consolidated basis, was included as part of Amendment No. 3 to Form S-4 (File No. 333-183255) (Registration Statement) filed by WFBI with the SEC in connection with the Merger. A copy of the excerpt from the Registration Statement containing the Financial Information is attached as Exhibit 99.1 to this quarterly report on Form 10-Q.

Item 6. Exhibits

2.1	Agreement and Plan of Reorganization between Alliance Bankshares Corporation and Alliance Bank Corporation, dated as of May 22, 2002 (incorporated by reference to Exhibit 2.0 to Form 8-K12g-3 filed August 21, 2002).

2.4	Stock Purchase Agreement between Alliance Bank Corporation, as the seller, and Thomas P. Danaher and Oswald H. Skewes, as the purchasers, dated as of December 29, 2010 (incorporated by reference to Exhibit 2.4 to Form 10-K filed May 28, 2010).

2.5	Agreement and Plan of Reorganization, dated as of May 3, 2012, by and among WashingtonFirst Bankshares, Inc., Alliance Bankshares Corporation, and Alliance Bank Corporation (incorporated by reference to Exhibit 2.5 to Form 8-K filed May 8, 2012).

3.1	Articles of Incorporation of Alliance Bankshares Corporation (as amended July 6, 2006) (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 14, 2006).

3.2	Bylaws of Alliance Bankshares Corporation (amended and restated as of December 19, 2007) (incorporated by reference to Exhibit 3.2 to Form 8-K filed December 27, 2007).

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CFO pursuant to Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

99.1	Excerpt from Amendment No. 3 to Registration Statement on Form S-4 (File No. 183255) filed by WashingtonFirst Bankshares, Inc. on November 9, 2012.

101	The following materials from Alliance Bankshares Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language), furnished herewith: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE BANKSHARES CORPORATION

(Registrant)

November 14, 2012	/s/ William E. Doyle, Jr.
Date	William E. Doyle, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

November 14, 2012	/s/ Jean S. Houpert
Date	Jean S. Houpert
Executive Vice President &
Chief Financial Officer
(Principal Financial and Accounting Officer)